Form 10QSB
period 2000-03-31
PACIFIC CMA INC
filed 2000-05-01
CIK 1071775

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2000.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to
_________.

Commission File No:  0-27653

                              PACIFIC CMA, INC.
                   (Name of small business in its charter)

Colorado                               84-1475073
(State or other               (IRS Employer Id. No.)
jurisdiction of Incorporation)

7331 S. Meadow Court
Boulder,  Colorado                     80301
(Address of Principal Office)          Zip Code

Issuer's telephone number:   (303) 530-3353


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X..  No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes .....
No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2000, the following shares of common were outstanding: Common
Stock, no par value, 12,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              PACIFIC CMA, INC.
                        (A Development Stage Company)
                            FINANCIAL STATEMENTS


                        Quarter Ended March 31, 2000


Index to Financial Statements:                     [C]
Balance Sheet                                        5
Statements of Operations                             7
Statements of Cash Flows                             8
Notes to Financial Statements                       10



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Pacific CMA, Inc.

We have reviewed the accompanying balance sheet of Pacific CMA, Inc. (a development stage company) as of March 31, 2000, and the related statement of operations, stockholders' equity, and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/Comiskey & Company
Denver, Colorado
April 7, 2000


PACIFIC CMA, INC.
(A Development Stage Company)
BALANCE SHEET
March 31, 2000

ASSETS
CURRENT ASSETS
Cash                                                 $   1,851

Total current assets                                     1,851

TOTAL ASSETS                                             1,851

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                            35

Total current liabilities                                   35

STOCKHOLDERS' EQUITY
Preferred stock, no par value,
10,000,000 shares authorized;
no shares issued and outstanding                             -
Common stock, no par value;
100,000,000 shares authorized;
12,000,000 shares issued and
outstanding                                              2,400

Additional paid-in capital                              10,518
Deficit accumulated during the
development stage                                     (11,102)

Total stockholders' equity                               1,816

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $   1,851

The accompanying notes are an integral part of the financial statements.



PACIFIC CMA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                 For the period                  For the three
                                 from inception                   months ended
                            (December 29, 1994)                      March 31,
                              to March 31, 2000           2000            1999
REVENUES                      $       -                      -               -
EXPENSES
Amortization                        200                      -              10
Accounting                        2,941                  1,105               -
Office Supplies                      66                     16               -
Rent                                300                    150               -
Consulting Fees                   2,145                      -               -
Legal Fees                        4,779                  2,173               -
Transfer agent fees                 671                    671               -

Total expenses                   11,102                  4,115              10

NET LOSS                       (11,102)                (4,115)            (10)

Accumulated deficit

Balance,
beginning of period                   -                (6,987)         (2,562)

Balance,
end of period                 $(11,102)               (11,102)         (2,572)

NET LOSS PER SHARE                (NIL)                  (NIL)           (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
OF COMMON STOCK
OUTSTANDING                  12,000,000             12,000,000      12,000,000

The accompanying notes are an integral part of the financial statements.

PACIFIC CMA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                 For the period                  For the three
                                 from inception                   months ended
                            (December 29, 1994)              March 31,
                              to March 31, 2000           2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                              $(11,102)        (4,115)            (10)

Adjustments to reconcile
 net loss to net cash used
 by operating activities:
Amortization                                200             40              10
Rent                                        300            150               -
Stock issued for
consulting fees                           2,145              -               -

Increase (decrease)in accounts
 payable                                     35          (895)               -
Increase (decrease) in accounts payable
 - related party                              -          (201)               -

Net cash flows from
 operating activities                   (8,422)        (5,061)               -

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in organization
 costs                                    (200)              -               -

Net cash flows from
investing activities                      (200)              -               -

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash provided by
 shareholders                             9,500          4,500               -

Cash paid for expenses by
 shareholders                               718             19               -

Issuance of common stock                    255              -               -

 Net cash flows from
 financing activities                    10,473          4,519               -

NET CHANGE IN CASH
AND CASH EQUIVALENTS                      1,851          (542)               -

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          -          2,393               -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          $ 1,851      $   1,851               -

The accompanying notes are an integral part of the financial statements PACIFIC CMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2000

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

Consideration of Other Comprehensive Income Items
SFAF 130 Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the quarter ended March 31, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.     Stockholders' Equity
As of March 31, 2000, 12,000,000 shares of the Company's no par value common stock had been issued for a combination of cash and consulting services provided. The services were converted to shares at $0.0002 per share and valued at a total of $2,145.

3.     Related Party Transactions
As of the date hereof, the Company's officers and directors own approximately 5,000,000 shares of common stock, constituting approximately 42% of the Company's issued and outstanding shares.

Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.     Income Taxes
The Company has Federal net operating loss carryforwards of approximately $11,102 expiring during the years 2009 and 2019. The tax benefit of these net operating losses is approximately $2,100, and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Liquidity and Capital Resources

       As of March 31, 2000, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $255 from its inside capitalization funds and receipt of additional paid in capital totaling $10,518, which included both additional cash contributions totaling $9,500 (of which $4,500 was contributed during the current quarter) as well as the direct payment of a total of $718 in Company expenses by existing shareholders. Consequently, for the quarter ended March
31, 2000, the Company's balance sheet reflects current and total assets of $1,851 in the form of cash, and current liabilities of $35.

       The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities, or otherwise. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on loans or additional capital contributions from shareholders to pay expenses at least until it is able to consummate a business transaction.

Results of Operations

       During the period from December 30, 1994 (inception)
through March 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a
suitable merger or acquisition candidate.   No revenues were received
by the Company during this period.

       The Company experienced a net loss of $4,115 for the first quarter, compared with a loss of $10 for the same quarter of the previous fiscal year. The loss during the quarter is primarily the result of legal, consulting, and accounting costs related to compliance with reporting requirements of the securities laws, as well as payment of transfer agent fees. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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



Need for additional financing

       The Company believes it will require additional capital in order to pay the costs associated with completion and filing of this report on Form 10-QSB and the costs associated with compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2000. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

       No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.
Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without the issuance of additional shares or other securities, or through the private placement of restricted securities. In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

       PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  The Exhibits listed below are filed as part of this Annual
Report.

Exhibit No.                    Document
                                    [C]
27             Financial Data Statement

       (b) No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2000.

Signatures

       In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CMA, INC.



By:  /s/ ________________________________
       Grant W. Peck, President and Director
Date:  May 1, 2000