Form 10QSB
period 2000-06-30
PACIFIC CMA INC
filed 2000-08-07
CIK 1071775

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2000, the following shares of common were outstanding: Common
Stock, no par value, 12,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              PACIFIC CMA, INC.
                        (A Development Stage Company)
                            FINANCIAL STATEMENTS


                         Quarter Ended June 30, 2000


Index to Financial Statements:                     [C]
Balance Sheet                                        5
Statements of Operations                             6
Statements of Cash Flows                             8
Notes to Financial Statements                       12



PACIFIC CMA, INC.
(A Development Stage Company)
BALANCE SHEET
(unaudited)

                                                      June 30,
                                                          2000
ASSETS
CURRENT ASSETS
Cash                                                 $   1,025

Total current assets                                     1,025

TOTAL ASSETS                                             1,025

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Total current liabilities                                    -

STOCKHOLDERS' EQUITY
Preferred stock, no par value,
10,000,000 shares authorized;
no shares issued and outstanding                             -
Common stock, no par value;
100,000,000 shares authorized;
12,000,000 shares issued and
outstanding                                              2,400

Additional paid-in capital                              10,668
Deficit accumulated during the
development stage                                     (12,043)

Total stockholders' equity                               1,025

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $   1,025

The accompanying notes are an integral part of the financial statements.



PACIFIC CMA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(page 1 of 2)
(unaudited)

                                 For the period                  For the three
                                 from inception                   months ended
                            (December 29, 1994)                       June 30,
                               to June 30, 2000           2000            1999
REVENUES                      $       -                      -               -
EXPENSES
Amortization                        200                      -              10
Accounting                        2,941                      -               -
Office Supplies                      66                      -               -
Rent                                450                    150               -
Consulting Fees                   2,145                      -               -
Legal Fees                        5,475                    696               -
Transfer agent fees                 766                     95               -

Total expenses                   12,043                    941              10

NET LOSS                       (12,043)                  (941)            (10)

Accumulated deficit
 Balance,
 beginning of period                  -               (11,102)         (2,686)

Balance,
end of period                 $(12,043)               (12,043)         (2,696)

NET LOSS PER SHARE                (NIL)                  (NIL)           (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
OF COMMON STOCK
OUTSTANDING                  12,000,000             12,000,000      12,000,000

The accompanying notes are an integral part of the financial statements.

PACIFIC CMA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(page 2 of 2)
(unaudited)

                            For the six            For the six
                           months ended           months ended
                               June 30,               June 30,
                                   2000                   1999

REVENUES                      $       -                      -
EXPENSES
Amortization                          -                     20
Accounting                        1,105                      -
Office Supplies                      16                      -
Rent                                300                      -
Consulting Fees                       -                      -
Legal Fees                        2,869                      -
Transfer agent fees                 766                      -

Total expenses                    5,056                     20

NET LOSS                        (5,056)                   (20)

Accumulated deficit
 Balance,
 beginning of period            (6,987)                (2,562)

Balance,
end of period                 $(12,043)                (2,582)

NET LOSS PER SHARE                (NIL)                  (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
OF COMMON STOCK
OUTSTANDING                  12,000,000             12,000,000

The accompanying notes are an integral part of the financial statements.



PACIFIC CMA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(page 1 of 2)
(unaudited)

                                 For the period                  For the three
                                 from inception                   months ended
                            (December 29, 1994)                       June 30,
                               to June 30, 2000           2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                              $(12,043)          (941)            (10)
Adjustments to reconcile
 net loss to net cash used
 by operating activities:
Amortization                                200              -              10
Rent                                        450            150               -
Stock issued for
consulting fees                           2,145              -               -

Increase in accounts
 payable                                      -           (35)               -
 Net cash used by operating
 activities                             (9,248)          (826)               -

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in organization
 costs                                    (200)              -               -
 Net cash used by investing
 activities                               (200)              -               -

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided by
 shareholders                             9,500              -               -
Cash paid for expenses by
 shareholders                               718              -               -
Issuance of common stock                    255              -               -
 Net cash provided by
 financing activities                    10,473              -               -

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                      1,025          (826)               -

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          -          1,851               -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          $ 1,025      $   1,025               -

The accompanying notes are an integral part of the financial statements PACIFIC CMA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(page 2 of 2)
(unaudited)

                            For the six            For the six
                           months ended           months ended
                               June 30,               June 30,
                                   2000                   1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                               $(5,056)           (20)
Adjustments to reconcile
 net loss to net cash used
 by operating activities:
Amortization                                  -             20
Rent                                        300              -
Stock issued for
consulting fees                               -              -

Increase in accounts
 payable                                (1,131)              -
 Net cash used by operating
 activities                             (5,887)              -

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in organization
 costs                                        -              -
 Net cash used by investing
 activities                                   -              -

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided by
 shareholders                             4,500              -
Cash paid for expenses by
 shareholders                                19              -
Issuance of common stock                      -              -
 Net cash provided by
 financing activities                     4,519              -

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                    (1,368)              -

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                      2,393              -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          $ 1,025              -

The accompanying notes are an integral part of the financial statements PACIFIC CMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2000

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

Consideration of Other Comprehensive Income Items

SFAF 130 Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the quarter ended June 30, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.     Stockholders' Equity
As of June 30, 2000, 12,000,000 shares of the Company's no par value common stock had been issued for a combination of cash and consulting services provided. The services were converted to shares at $0.0002 per share and valued at a total of $2,145.

3.     Related Party Transactions

As of the date hereof, there are two shareholders of the Company acting as officers and directors and are the owners of approximately 5,000,000 shares of common stock, constituting approximately 42% of the Company's issued and outstanding shares.

Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.     Income Taxes

The Company has Federal net operating loss carryforwards of approximately $12,043 expiring during the years 2009 and 2019. The tax benefit of these net operating losses is approximately $2,288, and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.

5. Subsequent Event

       On or about July 25, 2000, certain principal shareholders of the Company entered into a Stock Purchase Agreement with four individuals pursuant to which the purchasers agreed to purchase 10,000,000 shares of the Company's common stock, representing approximately 83.33% of the issued and outstanding common stock, from the sellers. The transaction is scheduled to close on or before August 15, 2000.

       On or about July 25, 2000, the Company executed a Stock Exchange Agreement with Buller Services Corporation, a British
Virgin Islands International Business Company, as the sole shareholder of AGI Logistics (H.K.), Ltd., a Hong Kong corporation
(AGI). Under the terms of the Stock Exchange Agreement, the Company is to acquire all of the issued and outstanding stock of AGI in exchange for issuance of 8,000,000 shares of its common stock. It is the intention of the Company to complete closing under the Stock Exchange Agreement as soon as possible after closing under the Stock Purchase Agreement, but in any event, no later than September 30, 2000.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Liquidity and Capital Resources

       As of June 30, 2000, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $255 from its inside capitalization funds and receipt of additional paid in capital totaling $10,668, which included both additional cash contributions totaling $9,500 (of which $450 was contributed during the current quarter) as well as the direct payment of a total of $718 in Company expenses by existing shareholders. Consequently, for the quarter ended June 30, 2000, the Company's balance sheet reflects current and total assets of $1,025 in the form of cash, and current liabilities of $0.

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

Results of Operations

       During the period from December 30, 1994 (inception)
through June 30, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a
suitable merger or acquisition candidate.   No revenues were received
by the Company during this period.

       The Company experienced a net loss of $5,056 for the second quarter, compared with a loss of $20 for the same quarter of the previous fiscal year. The loss during the quarter is primarily the result of legal, consulting, and accounting costs related to compliance with reporting requirements of the securities laws, as well as payment of transfer agent fees. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

       The Company was formed as a "blind pool" or "blank check" company, whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. The Company has now identified a business opportunity it wishes to acquire, and its immediate plan of operations is to complete the proposed acquisition during the quarter ending September 30, 2000.

       On or about July 25, 2000, certain shareholders of the Company, including two officers and directors, its other principal shareholders, and certain other large shareholders, entered into a Stock Purchase Agreement (the "Purchase Agreement") with a group of purchasers consisting of four individuals, pursuant to which the purchasers agreed to purchase 10,000,000 shares of the Company's common stock from the Sellers, representing approximately 83.33% of the Company's issued and outstanding common stock. This transaction will result in a change in control of the Company, in conjunction with which the current officers and directors will resign and appoint successors to be designated by the purchasers.

       As soon as reasonably possible following closing under the Stock Purchase Agreement, the Company plans to close under a Share Exchange Agreement executed on July 25, 2000, with Buller Services Corporation, a British Virgin Islands International Business Company ("Buller"), as the sole stockholder of AGI Logistics (H.K.) Ltd., a corporation organized under the laws of Hong Kong ("AGI"). Under the terms of the Exchange Agreement, the Company will acquire all of the issued and outstanding common stock of AGI from Buller in exchange for the issuance of 8,000,000 shares of its common stock.

       AGI is engaged in the business of providing international air freight and sea freight, river freight forwarding services, local and inland trucking and warehousing for the import, export, and re-export markets in or through Hong Kong, and transhipment services to mainland China. After closing under the Share Exchange Agreement, it is anticipated that AGI will continue to conduct its existing business operations as a wholly-owned subsidiary of the Company.

       Current Company management believes that the transactions contemplated by the Stock Purchase Agreement and the Share
Exchange Agreement are consistent with the Company's business plan and are in the best interests of the Company. However, current management has no basis upon which to provide discussion or analysis concerning the Company's expected cash needs, research and development plans, expected purchase or sale of plant and equipment, expected changes in the number of employees, or other aspects of its anticipated plan of operations following closings under the Stock Purchase Agreement and the Share Exchange Agreement described above.

       In the event the Company is unable to complete closing under the Stock Purchase Agreement and the Share Exchange Agreement, its plan of operations will be to continue to seek to acquire another business opportunity through completion of a merger, exchange of stock, or other similar type of transaction.


       PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  The Exhibits listed below are filed as part of this Annual
Report.

Exhibit No.                    Document
                                    [C]
27             Financial Data Statement

       (b) No reports on Form 8-K were filed by the Company for the quarter ended June 30, 2000.

Signatures

       In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CMA, INC.



By:  /s/ ________________________________
       Grant W. Peck, President and Director
Date:  August 7, 2000