Form 10QSB
period 2000-09-30
PACIFIC CMA INC
filed 2000-11-20
CIK 1071775

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000 or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission file number: 0-27653

                                PACIFIC CMA, INC.
             (Exact name of registrant as specified in its charter)

         COLORADO                                      84-1475073
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)

                             7331 SOUTH MEADOW COURT
                             BOULDER, COLORADO 80301
               (Address of principal executive offices) (Zip code)

                                 (303) 530-3353
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X NO __

Applicable only to issuers involved in bankruptcy proceedings during the past five years. Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  YES __ NO __

Applicable only to corporate issuers. State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2000, the following shares of common were outstanding:
Common Stock, no par value, 21,800,000 shares.

Transitional Small Business Disclosure Format (Check one):

                                   YES __ NO X

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL INFORMATION AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                                PACIFIC CMA, INC.
                              FINANCIAL STATEMENTS

                        Quarter Ended September 30, 2000


Index to Financial Statements:
Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements



                               PACIFIC CMA, INC.
                                 BALANCE SHEET
                                  (unaudited)

                                                                                        SEPTEMBER 30, 2000
ASSETS
Current Assets
  Cash and Cash Equivalents                                                             $        1,246,839
  Trade Receivables                                                                              2,754,886
  Deposits, Prepayment and Other Debtors (Note 4)                                                  763,851
  Bills Receivable (Note 6)                                                                        284,386
                                                                                                  --------
    Total current assets                                                                         5,049,962

Goodwill (Note 3)                                                                                  265,962
Property, Plant and Equipment (Note 5)                                                             238,217
                                                                                                   -------

    Total Assets                                                                                $5,554,141
                                                                                                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Trade Payables                                                                                 1,552,118
  Accrued Charges and Other Creditors                                                               27,758
  Amount Due to a Director (Note 7)                                                                193,242
  Obligations under Hire Purchase Contracts (Note 10)                                               88,036
  Income Tax Payable                                                                               217,856
                                                                                                  --------
    Total Current Liabilities                                                                    2,079,010

Deferred Taxes                                                                                       6,610
                                                                                                     -----

    Total Liabilities                                                                            2,085,620
                                                                                                 =========



STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
21,800,000 shares issued and outstanding                                                2,088,677

Reserves (Note 2)                                                                       1,379,844
                                                                                        ---------

  Total Stockholders' Equity                                                            3,468,521
                                                                                        ---------

  Total Liabilities and Stockholders' Equity                                            5,554,141
                                                                                        =========

The accompanying notes are an integral part of the financial statements.

                               PACIFIC CMA, INC.
                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                       For the three             For the three
                                                                       months ended              months ended
                                                                       September 30,             September 30,
                                                                       2000                      1999
                                                                       ----                      ----

Operating Revenue                                                   $   3,435,058             $  2,442,620
Operating Expenses
  Cost of Forwarding                                                   (2,832,313)               (2,119,400)
  Salaries and Bonus                                                     (174,596)                 (156,577)
  Rent and Related Expenses                                               (43,752)                  (18,457)
  Depreciation                                                            (27,732)                  (10,000)
  Other Selling and Administrative Expenses                              (199,525)                 (137,226)
                                                                        ---------                 ---------
      Total Operating Expenses                                         (3,277,918)               (2,441,660)

Financial Expenses (Note 1)                                                (2,377)                     (451)
                                                                           -------                     -----

Total Expenses                                                         (3,280,295)                (2,442,111)
                                                                       -----------                -----------

Net Income from Operations                                                154,763                        509

Non-Operating Income
  Bank Interest                                                            15,590                          3
  Other Income                                                             27,920                        150
                                                                           ------                ------------
      Total Non-Operating Income                                           43,510                        153
                                                                           ------                        ---

Non-Operating Expenses
    Compensation Expenses - for stock granted (Note 9)                  (165,600)                          0
                                                                        ---------                        ---

Income before Income Taxes                                                32,673                         662

Provision for Income Taxes (Note 8)                                       (5,227)                       (105)
                                                                         -------                       -----

Profit Attributable to Stock (Note 2)                                     27,446                        557
                                                                          ======                        ===

Earnings Per Share                                                     $ 0.00133                 $   0.00004
                                                                         =======                     =======

Weighted Average Number of Shares                                     20,600,000                  15,000,000
                                                                      ==========                  ==========


The accompanying notes are an integral part of the financial statements.


                                                                       For the nine              For the nine
                                                                       months ended              months ended
                                                                       September 30,             September 30,
                                                                       2000                      1999
                                                                       ----                      ----

Operating Revenue                                                 $   9,891,863                 $6,393,159
Operating Expenses
  Cost of Forwarding                                                 (7,721,428)                (5,331,060)
  Salaries and Bonus                                                   (560,006)                  (335,208)
  Rent and Related Expenses                                            (139,480)                   (47,744)
  Depreciation                                                          (62,317)                   (23,743)
  Other Selling and Administrative Expenses                            (512,718)                  (422,634)
                                                                      ---------                  ---------
      Total Operating Expenses                                       (8,995,949)                (6,160,389)

Financial Expenses (Note 1)                                              (3,677)                      (452)
                                                                        -------                      -----

Total Expenses                                                       (8,999,626)                (6,160,841)
                                                                    -----------                -----------

Net Income from Operations                                              892,237                    232,318

Non-Operating Income
  Bank Interest                                                          25,854                      2,548
  Other Income                                                           20,255                        502
                                                                         ------                        ---
      Total Non-Operating Income                                         46,109                      3,050
                                                                         ------                      -----

Non-Operating Expenses
    Compensation Expenses - for stock granted (Note 9)                (165,600)                          0
                                                                      ---------                      -----

Income before Income Taxes                                             772,746                     235,368

Provision for Income Taxes (Note 8)                                   (123,639)                    (37,659)
                                                                     ---------                    --------

Profit Attributable to Stock (Note 2)                                  649,107                     197,709
                                                                       =======                     =======

Earnings Per Share                                                   $  0.0321                  $   0.0132
                                                                        ======                      ======

Weighted Average Number of Shares                                   20,200,000                  15,000,000
                                                                    ==========                  ==========

The accompanying notes are an integral part of the financial statements.

                               PACIFIC CMA, INC.
                            STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                                       For the three             For the three
                                                                       months ended              months ended
                                                                       September 30,             September 30,
                                                                       2000                      1999
                                                                       ----                      ----
Cash Flow from Operating Activities
    Net Income                                                         $ 32,673                  $     662

Adjustments to Reconcile Net Income to Net Cash
  Provided (Used) by Operating Activities
    Depreciation                                                         27,732                     10,000
    Loss on Disposal of Property, Plant and Equipment                       464                      1,538
    Stock Granted                                                       165,600                          0

Changes in Working Capital
    Trade Receivables                                                  (207,577)                   (72,180)
    Deposits, Prepayments and Other Debtors                             937,277                    (50,268)
    Due from Other Related Parties                                            0                   (173,110)
    Advances from a Director                                            360,537                    298,341
    Trade Payables                                                      139,203                    (45,373)
    Accrued Charges and Other Creditors                                   7,804                    (13,191)
    Provision for Bonus                                                       0                     17,307
                                                                       --------                     ------

Net Cash Used in Operating Activities                                 1,463,713                    (26,274)
                                                                      ---------                   --------

Taxation
    Overseas Tax Paid                                                  (34,523)                          0
                                                                       --------                     ------

Cash Flow from Investing Activities
    Purchase of Subsidiaries                                          (223,975)                          0
    Acquisition of Property, Plant and Equipment                       (24,870)                    (57,084)
    Sales Proceeds from Disposal of Property, Plant                         95                       1,154
                                                                        ------                      ------
      and Equipment

Net Cash Used in Investing Activities                                 (248,750)                    (55,930)
                                                                      ---------                   --------

Cash Flow from Financing Activities
    Capital Element of Hire Purchase Payments                           (8,334)                     (1,229)

Net Cash Provided by Financing Activities                               (8,334)                     (1,229)
                                                                       -------                     -------

Net Decrease in Cash and Cash Equivalents                            1,172,106                     (83,433)

Cash and Cash Equivalents at Beginning of Period                        74,733                     101,492
                                                                        ------                     -------

Cash and Cash Equivalents at End of Period                           1,246,839                      18,059
                                                                     =========                      ======

The accompanying notes are an integral part of the financial statements.


                                                                       For the nine              For the nine
                                                                       months ended              months ended
                                                                       September 30,             September 30,
                                                                       2000                      1999
                                                                       ----                      ----
Cash Flow from Operating Activities
    Net Income                                                        $ 772,746          $        235,368

Adjustments to Reconcile Net Income to Net Cash
  Provided (Used) by Operating Activities
    Depreciation                                                         62,317                    23,743
    Loss on Disposal of Property, Plant and Equipment                       464                     1,538
    Stock Granted                                                       165,600                         0

Changes in Working Capital
    Trade Receivables                                                  (951,068)                   19,692
    Deposits, Prepayments and Other Debtors                            (846,749)                  (59,538)
    Due from Other Related Parties                                      385,329                  (480,675)
    Advances from a Director                                            245,272                   236,756
    Trade Payables                                                      511,957                  (275,722)
    Accrued Charges and Other Creditors                                 (87,329)                   31,848
    Provision for Bonus                                                       0                    30,128
                                                                     -----------                   ------

Net Cash Used in Operating Activities                                   258,539                  (236,862)
                                                                        -------                 ---------

Taxation
    Overseas Tax Paid                                                  (38,269)                         0
                                                                       --------                 ---------

Cash Flow from Investing Activities
    Purchase of Subsidiaries                                          (265,412)                         0
    Acquisition of Property, Plant and Equipment                       (42,752)                  (160,427)
    Sales Proceeds from Disposal of Property, Plant                         95                      1,154
                                                                         -----                      -----
      and Equipment

Net Cash Used in Investing Activities                                 (308,069)                 (159,273)
                                                                      ---------                 ---------

Cash Flow from Financing Activities
    Capital Element of Hire Purchase Payments                          (18,038)                   (1,229)
    Issue of Shares                                                  1,282,051                         0
                                                                     ---------                 ---------

Net Cash Provided by Financing Activities                            1,264,013                    (1,229)
                                                                     ---------                   -------

Net Decrease in Cash and Cash Equivalents                            1,176,214                  (397,364)

Cash and Cash Equivalents at Beginning of Period                        70,625                   415,423
                                                                        ------                   -------

Cash and Cash Equivalents at End of Period                           1,246,839                    18,059
                                                                     =========                    ======

The accompanying notes are an integral part of the financial statements.

                                PACIFIC CMA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

1.  FINANCIAL EXPENSES

                                                                       For the three             For the nine
                                                                       months ended              months ended
                                                                       September 30,              September 30,
                                                                       2000                      2000
         Hire purchase interest                                        $2,377                    $3,677
                                                                        =====                     =====

2.  RESERVES                                                           September 30, 2000

         Accumulated profit at 1/1/00                                  $730,737
         Profit for the period 1/1/00-9/30/00                           649,107
                                                                        -------
         Accumulated profit at 9/30/00                               $1,379,844
                                                                      =========

3.  GOODWILL

     On January 3, 2000, AGI Logistics (Hong Kong) Limited, a Hong Kong corporation ("AGI"), acquired 100% of the equity interests in Sparkle Shipping, Godown, Wharf & Transp. Co., Limited and Guangzhou Huasheng International Forwarding Limited for consideration of HK$100,000 for each entity.

     The amount of goodwill that arose from these acquisitions are as follows:

Sparkle Shipping, Godown, Wharf & Transp. Co., Limited        $34,312
Guangzhou Huasheng International Forwarding Limited             7,675
                                                                -----
                                                              $41,987


     Pursuant to the Stock Exchange Agreement dated July 25, 2000 (and effective August 28, 2000), Buller Services Corporation, a British Virgin Islands International Business Company ("Buller"), exchanged 100% of the issued and outstanding shares of AGI for 8,000,000 newly issued shares of the Company. As a result, AGI became a wholly owned subsidiary of Pacific CMA, Inc. (the "Company").

     The amount of goodwill that arose from this "reverse acquisition" is as follows:

   AGI                                                  $223,975
                                                         -------

   Total goodwill                                       $265,962
                                                         =======

4.  DEPOSITS, PREPAYMENT AND OTHER DEBTORS

         Temporary receivable                           $  9,617
         Short-term loan receivable                      651,709
         Rental and utility deposits                      75,034
         Prepayment                                       27,491
                                                          ------
                                                        $763,851

     Short-term loan receivable is unsecured, interest bearing at 10% per annum and with a 3-month term of repayment. The loan had been settled before November 15, 2000.

5.  PROPERTY, PLANT AND EQUIPMENT


                                                           GUANGZHOU         SPARKLE
                                               AGI         HUASHENG          SHIPPING        TOTAL
         Office equipment                $   68,110          5,563             5,236         78,909
         Furniture and fixtures             115,883          1,791               296        117,970
         Motor vehicles                      66,194             --            87,179        153,373
         Leasehold improvement                   --            841               172          1,013
         Less: Accumulated                 (101,672)        (2,258)           (9,118)      (113,048)
                                          ---------        -------           -------      ---------
                  Depreciation
         Net book value                    $148,515          5,937            83,765        238,217
                                            =======          =====            ======        =======

6.  BILLS RECEIVABLE

     Bills receivable represent checks which have not been presented for payment at the period end and subsequently cleared in October 2000.

7.  AMOUNT DUE TO A DIRECTOR

     The balance due to a director is unsecured, interest-free and with no fixed date of repayment.

8.  TAXATION

     Overseas tax has been provided at a rate of 16% on the Company's estimated assessable profits for the period. The charge comprises of Hong Kong profits tax of US$123,639.

9.  COMPENSATION EXPENSES

     Compensation expenses represent the fair market value of 1,800,000 shares of the Company's common stock granted to six consultants to the Company on September 1, 2000. The Company's board of directors determined that fair market value was $0.092 per share, for an aggregate value of $165,600.

10.  OBLIGATIONS UNDER HIRE PURCHASE CONTRACTS

     Hire purchase contracts represent the finance leases for purchasing fixed assets by monthly installments.

11.  SHARE CAPITAL

         20,000,000 shares @ $0.0961 per share                $1,923,077
         1,800,000 shares granted @ $0.092 per share          $  165,600
                                                              -----------
                                                              $2,088,677

12.  BASIS OF PRESENTATION

     The financial statements of the Company for the three and nine months ended September 30, 2000 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Current Report on Form 8-K filed August 30, 2000. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

13.  THE COMPANY

     The Company was incorporated on August 12, 1998 according to the laws of the state of Colorado. Prior to the transaction described in the immediately following paragraph, the Company had been in the development stage and primarily engaged in administrative functions.

     Pursuant to a Stock Exchange Agreement, effective August 28, 2000, the Company completed a transaction whereby AGI became a wholly owned subsidiary of the Company. The transactions was recorded as a "reverse acquisition" where AGI was considered to be the accounting acquirer, as AGI's parent company, Buller, and Buller's sole shareholder (who is the president of AGI) had control of the combined entity after the transactions were completed.

     Since the Company is a holding company and its operations as of September 30, 2000 were insignificant, the Company has presented only AGI's results of operations for the current quarter and for prior quarters. In addition, consolidated pro forma financial statements as of and for the period ended September 30, 2000 are not presented here.

         PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of AGI and AGI's wholly owned and operating subsidiaries, Guangzhou Huasheng International Forwarding and Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.


                  DATE AND
                  PLACE OF          ISSUED AND FULLY          REGISTERED                PRINCIPAL
     NAME         INCORPORATION     PAID CAPITAL              SHARE CAPITAL             ACTIVITIES

     AGI          Hong Kong        1,923,077                 1,923,077                 Freight
                  8/12/98          (HK$15,000,000)           (HK$15,000,000)           Forwarding

     Subsidiaries of AGI:

     Guangzhou    Hong Kong        128,205                   128,205                   Freight
     Huasheng     12/2/98          (HK$1,000,000)            (HK$1,000,000)            Forwarding

     Sparkle      Hong Kong        641,026                   641,026                   Freight
     Shipping     June 2, 1999     (HK$5,000,000)            (HK$5,000,000)            Forwarding


         RISKS AND UNCERTAINTIES

     The Company has a limited operating history on which an evaluation of its business and prospects can be based. Although the Company has generated net income for the nine months ended September 30, 2000, there is no assurance that the Company will continue to generate income in the future. Management believes that its positive cash balance of $1,246,839 and revenues projected to be generated will be sufficient to fund its operations for the next 12 months. In the event the Company does not generate sufficient funds to operate the business, there is no assurance that the Company will be able to obtain the needed funds, or that such funds, if available, will be obtained on terms satisfactory to the Company.

         FOREIGN CURRENCY ADJUSTMENT

     The functional currency of AGI is the Hong Kong Dollar. However, the Company uses the peg rate of US$1:HK$7.8 to record its transactions on its financial statements. Accordingly, no material foreign currency adjustments are required in the Company's financial statements.

         EARNINGS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

         RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operation.

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("APB 25"). FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modification to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation award in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that adopting FIN 44 will not have a material impact on the financial statements.

14.  STOCKHOLDERS' EQUITY

         PREFERRED STOCK

     The Company's articles of incorporation authorize up to 10,000,000 shares of preferred stock, no par value per share. As of September 30, 2000, no preferred shares had been designated or issued.

         COMMON STOCK

      The Company's articles of incorporation authorize up to 100,000,000 shares of common stock, no par value per share. From the Company's date of incorporation to August 28, 2000, the Company had issued an aggregate of 12,000,000 shares of common stock.

     On August 28, 2000, the Company issued 8,000,000 shares of its common stock in exchange for all 15,000,000 outstanding shares of AGI in a transaction known as a reverse acquisition.

     On September 1, 2000, the Company issued 1,800,000 shares of its common stock to certain consultants for services rendered valued at $165,600, subject to the Company's right to repurchase the shares as follows: If the consultant is not performing services for the Company through and including June 1, 2000, then two-thirds of the shares may be repurchased; if the consultant is not performing services for the Company through and including March 1, 2001, one-third of the shares may be repurchased.

         STOCK OPTIONS

     From time to time, the Company may issue stock options pursuant to various agreements with other compensatory arrangements. Under the terms of various employment agreements with employees, the Company issued options to purchase 400,000 shares of the Company's common stock at an exercise price of $0.092 (the estimated fair market value on the date of grant was $0.092). The options vest over an 18-month period from the date of grant and expire on August 31, 2005.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

       Pacific CMA, Inc. (the "Company") was formed as a "blind pool" or "blank check" company, whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. On August 28, 2000, the Company carried out its business plan by acquiring AGI Logistics (Hong Kong) Limited, a Hong Kong corporation ("AGI"). The acquisition was brought about by transactions that are memorialized in two agreements:

     (1) Stock Purchase Agreement, by and among Lam King Ko, Alfred ("Mr. Lam") and by Dean F. Sessions, Grant W. Peck, Gary S. Joiner, Mark DiSalvo, John Stearns, Richard Stearns, Scott Olson, and Jay Lutsky (collectively, the "Selling Stockholders"). Pursuant to the terms of the Stock Purchase Agreement, Mr. Lam purchased 9,000,000 shares of the Company's common stock from the Selling Stockholders.

     (2) Stock Exchange Agreement, by and between the Company's then-current management and an authorized representative of Buller Services Corporation, a British Virgin Islands International Business Company ("Buller"). Mr. Lam is the sole beneficial owner of Buller, which, prior to the Stock Exchange Agreement becoming effective, was the sole shareholder of AGI. Pursuant to the terms of the Stock Exchange Agreement, the Company acquired 15,000,000 shares of AGI's common stock from Buller, and, in exchange, the Company issued 8,000,000 shares of its common stock to Buller. AGI became a wholly owned subsidiary of the Company.

     AGI was incorporated in Hong Kong with limited liability on August 12, 1998, under the Hong Kong Companies Ordinance. AGI is engaged in the business of providing international air freight, sea freight, river freight, rail freight forwarding services, local and inland trucking, and warehousing for the import and export markets in or through Hong Kong and South China to the United States, Europe, and other areas of Asia. AGI offers full logistics services to its customers through its network of offices and warehouses, subcontractors and overseas agents.

     AGI's executive office is in Hong Kong. AGI maintains the following branch offices in the PRC: Futian, Shenzhen; Yantian, Shenzhen; and Guangzhou. There are currently 47 employees in AGI's Hong Kong office; seven employees in the Futian, Shenzhen, office; seven employees in the Yantian, Shenzhen, office; and 18 employees in the Guangzhou office. AGI has also entered into agency agreements with 104 freight-forwarding companies worldwide.

     AGI has two wholly owned subsidiaries that are also engaged in the freight forwarding business: Guangzhou Huasheng International Forwarding Ltd. and Sparkle Shipping, Godown, Wharf & Transp. Co. Ltd.

     The Company expects to continue, and, if appropriate, expand, the existing business operations of AGI.

RESULTS OF OPERATIONS

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     For the nine months ended September 30, 3000, the Company's net income increased to $649,107, representing an increase of $451,398 from the corresponding 1999 period. This increase in net income is a direct result of the increase in operating revenue, which is primarily attributable to Guangzhou Huasheng and Sparkle Shipping penetrating the logistics market in China. AGI acquired these two entities in January 2000.

     The Company's operating expenses also increased during this period. Salaries and bonus expenses increased by $224,798 to $560,006 due to recruitment of additional employees to develop overseas logistics markets. Rent and related expenses increased by $91,736 to $139,480, due to the acquisition of additional office space to accommodate the Company's expansion in operations. Other selling, general and administrative expenses increased by $90,084 to $512,718, the majority of which increase is due to an increase in marketing, promotional and communications expenses and other overhead costs in connection with the expansion of the Company's business in Asia and overseas. Notwithstanding these increases, the Company's gross profit increased by $1,108,336 to $2,170,435 from the corresponding 1999 period.

     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     For the three months ended September 30, 2000, the Company's net income increased to $27,446, representing an increase of $26,889 from the corresponding 1999 period. This increase in net income is attributable to the same factors discussed above for the nine-month period.

     The Company's operating expenses also increased during this period. Salaries and bonus expenses increased by $158,919 to $174,596 due to recruitment of additional employees to develop overseas logistics markets. Rent and related expenses increased by $25,295 to $43,752, due to the acquisition of additional office space to accommodate the Company's expansion in operations. Other selling, general and administrative expenses increased by $62,299 to $199,525, the majority of which increase is due to an increase in marketing, promotional and communications expenses and other overhead costs in connection with the expansion of the Company's business in Asia and overseas. Notwithstanding these increases, the Company's gross profit increased by $279,525 to $602,745 from the corresponding 1999 period.

     The Company incurred compensation expenses of $165,600 during this period due to the issuance of 1,800,000 shares of its common stock to six consultants for past services rendered. This non-operating expense is not a recurring item on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently finances its operations primarily through available cash and cash equivalents, cash flow from operations, and issue of its common stock. As of September 30, 2000, the Company had cash and cash equivalents of $1,246,839. The Company believes that its current cash and cash equivalents and cash flow generated from operations will provide adequate operating capital to fund its operations at currently anticipated levels and to expand its logistic service centers through the next 12 months. The Company does not expect any material adverse change in its short-term and long-term liquidity. The Company does not have material capital commitments.

     The increase in the Company's cash position during the nine months ended September 30, 2000, was attributable to cash flows generated from operations, issue of its common stock, and an advance from its director.

     The Company has determined to expand the operations of AGI. Such expansion may require capital resources in excess of its current available resources. To fund such expansion, the Company may seek to obtain such additional funds through private equity or debt financings. Such additional financing may result in dilution to current stockholders. There can be no assurance that any additional financing, if required, can be obtained on terms acceptable to the Company, if at all. If additional funds are not available, the Company may be required to curtail or abandon its expansion objectives.

PART II  OTHER INFORMATION

ITEM 5  OTHER INFORMATION

     On November 15, 2000, the Company dismissed its independent accountants, Comiskey & Company, P.C., of Denver, Colorado. The reports of Comiskey & Company, P.C. for fiscal years ended December 31, 1999 and 1998, contained no adverse opinion, disclaimers of opinion nor were they modified as to uncertainty, audit scope or accounting principles. The decision to dismiss the firm of Comiskey & Company, P.C. was made by the Board of Directors of the Company. At no time during the engagement of Comiskey & Company, P.C. as independent accountants for the Company were there disagreements, whether or not resolved, on any matter of accounting principles or practices, financial statement or disclosure or auditing scope of procedure. On November 16, 2000, the Company provided a draft copy of its Quarterly Report on Form 10-QSB, for the period ended September 30, 2000, to Comiskey & Company, P.C. requesting their comments on the information contained therein including the disclosures set forth in Item 5 of this Quarterly Report on Form 10-QSB. On November 16, 2000, Comiskey & Company, P.C. provided the Company with a letter stating they agree with such information, a copy of which letter is filed as an exhibit on this Quarterly Report on Form 10-QSB.

     On November 15, 2000, the Company engaged the firm of Messrs. Paul W.C. Ho & Company, C.P.A., of Hong Kong as independent accountants for the Company. Prior to November 15, 2000, neither the Company, nor anyone on its behalf, had consulted with Messrs. Paul W.C. Ho & Company, C.P.A., concerning the accounting principles of any specific completed or contemplated transaction, any type of audit opinion on the Company's financial statements nor any other material factor which might be considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The Exhibits listed below are filed as part of this Quarterly Report.


     EXHIBIT NO.                    DOCUMENT
     2.1                            Stock Purchase Agreement, dated as of July 25, 2000, among Lam King Ko, Alfred and Dean F.
                                    Sessions, Grant W. Peck, Gary S. Joiner, Mark DiSalvo, John Stearns, Richard Stearns, Scott
                                    Olson, Jay Lutsky, and Frank Jackson (collectively, the "Selling Stockholders") (Incorporated by reference from Exhibit 2.1 to the registrant's Current Report on Form 8-K, filed with the
                                    Securities and Exchange Commission on August 30, 2000 (the "August 8-K")).

     2.2                            Promissory note of Lam King Ko, Alfred, dated as of July 25, 2000, in favor of the Selling
                                    Stockholders' designated agent, in the principal amount of $45,000.00 (Incorporated by reference from Exhibit 2.2 to the August 8-K).

     2.3                            Stock Exchange Agreement, dated as of July 25, 2000, between Pacific CMA, Inc. and Buller
                                    Services Corporation (Incorporated by reference from Exhibit 2.3 to the August 8-K).

     2.4                            Consulting Agreement, dated as of June 1, 2000, between AGI Logistics (Hong Kong) Limited and
                                    PCMA, Inc. (Incorporated by reference from Exhibit 2.4 to the August 8-K).

     2.5                            Promissory note of AGI Logistics (Hong Kong) Limited, dated as of June 1, 2000, in favor of
                                    PCMA, Inc. in the principal amount of $175,000.00 (Incorporated by reference from Exhibit 2.5 to the August 8-K).

     3.1                            Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the registrant's
                                    Registration Statement on Form 10SB/A, filed with the Securities and Exchange Commission on October 26, 1999 (the "Registration Statement").

     3.2                            By-laws (Incorporated by reference from Exhibit 3.2 to the Registration Statement).

     4.1                            Specimen Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registration
                                    Statement).

     16.1*                          Letter on Change in Certifying Accountant

     27*                            Financial Data Schedule
     -------------------------
     *   Filed herewith.

     (b) A Current Report on Form 8-K was filed by the Company on August 30, 2000. The report covered the change in control of the Company and the acquisition of AGI on August 28, 2000, as memorialized in the Stock Purchase Agreement and the Stock Exchange Agreement. In connection with these transactions, each of the Company's then-current directors and officers resigned their positions after having appointed the designees of Mr. Lam and Buller.

     The report also covered a consulting agreement ("Consulting Agreement"), by and between AGI and PCMA, Inc., a Nevada corporation on June 1, 2000.

     The audited financial statements as of December 31, 1999, the unaudited financial statements as of June 30, 2000, and the unaudited pro forma financial statements as of June 30, 2000, of AGI were filed with the Current Report on Form 8-K.

     Copies of the Stock Purchase Agreement, the Stock Exchange Agreement, the Consulting Agreement and other documents related to the acquisition of AGI were filed as exhibits to the Company's Current Report on Form 8-K and are incorporated in their entirety herein. The foregoing descriptions are modified by such reference.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2000

                                    PACIFIC CMA, INC.


                                    BY: /S/ LAM KING KO, ALFRED
                                       ----------------------------------------
                                       Lam King Ko, Alfred
                                       President


     EXHIBIT NO.                    DOCUMENT
     2.1                            Stock Purchase Agreement, dated as of July 25, 2000, among Lam King Ko, Alfred and Dean F.
                                    Sessions, Grant W. Peck, Gary S. Joiner, Mark DiSalvo, John Stearns, Richard Stearns, Scott
                                    Olson, Jay Lutsky, and Frank Jackson (collectively, the "Selling Stockholders") (Incorporated by reference from Exhibit 2.1 to the registrant's Current Report on Form 8-K, filed with the
                                    Securities and Exchange Commission on August 30, 2000 (the "August 8-K")).

     2.2                            Promissory note of Lam King Ko, Alfred, dated as of July 25, 2000, in favor of the Selling
                                    Stockholders' designated agent, in the principal amount of $45,000.00 (Incorporated by reference from Exhibit 2.2 to the August 8-K).

     2.3                            Stock Exchange Agreement, dated as of July 25, 2000, between Pacific CMA, Inc. and Buller
                                    Services Corporation (Incorporated by reference from Exhibit 2.3 to the August 8-K).

     2.4                            Consulting Agreement, dated as of June 1, 2000, between AGI Logistics (Hong Kong) Limited and
                                    PCMA, Inc. (Incorporated by reference from Exhibit 2.4 to the August 8-K).

     2.5                            Promissory note of AGI Logistics (Hong Kong) Limited, dated as of June 1, 2000, in favor of
                                    PCMA, Inc. in the principal amount of $175,000.00 (Incorporated by reference from Exhibit 2.5 to the August 8-K).

     3.1                            Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the registrant's
                                    Registration Statement on Form 10SB/A, filed with the Securities and Exchange Commission on October 26, 1999 (the "Registration Statement").

     3.2                            By-laws (Incorporated by reference from Exhibit 3.2 to the Registration Statement).

     4.1                            Specimen Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registration
                                    Statement).

     16.1*                          Letter on Change in Certifying Accountant

     27*                            Financial Data Schedule
     -------------------------
     *   Filed herewith.
