Form 10QSB/A
period 2000-09-30
PACIFIC CMA INC
filed 2001-01-04
CIK 1071775

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

0-27653
(Commission file number)

PACIFIC CMA, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1475073 (I.R.S. Employer Identification Number)

7331 South Meadow Court Boulder, Colorado (Address of principal executive offices)	80301 (Zip code)

(303) 530-3353
(Registrant’s telephone number, including area code)

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [  ]

             Applicable only to issuers involved in bankruptcy proceedings during the past five years. Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [  ] No [  ]

             Applicable only to corporate issuers. State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At September 30, 2000, the following shares of common were outstanding: Common Stock, no par value, 21,800,000 shares.

             Transitional Small Business Disclosure Format (Check one):
Yes [  ] No [x]

PART I. FINANCIAL INFORMATION

Item 1.   Financial Information and Exhibits

(a)   The unaudited financial statements of registrant for the nine months ended September 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

PACIFIC CMA, INC.
FINANCIAL STATEMENTS
Quarter Ended September 30, 2000

Page

Index to Financial Statements:

Balance Sheet	3
Statements of Operations	4
Statements of Cash Flows	6
Notes to Financial Statements	8

PACIFIC CMA, INC.
BALANCE SHEET
(Unaudited)

September 30, 2000

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,246,839
Trade Receivables	2,754,886
Deposits, Prepayment and Other Debtors (Note 4)	763,851
Bills Receivable (Note 6)	284,386

Total current assets	5,049,962
Goodwill (Note 3)	265,962
Property, Plant and Equipment (Note 5)	238,217

Total Assets	$5,554,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade Payables	1,552,118
Accrued Charges and Other Creditors	27,758
Amount Due to a Director (Note 7)	193,242
Obligations under Hire Purchase Contracts (Note 10)	88,036
Income Tax Payable	238,080

Total Current Liabilities	2,099,234
Deferred Taxes	6,610

Total Liabilities	$2,105,844

Stockholders’ Equity
Common stock, no par value; 100,000,000 shares authorized; 20,400,000 shares issued and outstanding (Note 11)	1,962,277
Reserves (Note 2)	1,486,020

Total Stockholders’ Equity	3,448,297

Total Liabilities and Stockholders’ Equity	$5,554,141

The accompanying notes are an integral part of the financial statements.

PACIFIC CMA, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2000	For the Three Months Ended September 30, 1999

Operating Revenue	$3,435,058	$2,442,620
Operating Expenses:
Cost of Forwarding	(2,832,313)	(2,119,400)
Salaries and Bonus	(174,596)	(156,577)
Rent and Related Expenses	(43,752)	(18,457)
Depreciation	(27,732)	(10,000)
Other Selling and Administrative Expenses	(199,525)	(137,226)

Total Operating Expenses	$(3,277,918)	$(2,441,660)
Financial Expenses (Note 1)	(2,377)	(451)

Total Expenses	(3,280,295)	(2,442,111)

Net Income from Operations	154,763	509
Non-Operating Income:
Bank Interest	15,590	3
Other Income	27,920	150

Total Non-Operating Income	$43,510	$153

Non-Operating Expenses:
Compensation Expenses—for stock granted (Note 9)	(39,200)	0

Income before Income Taxes	159,073	662
Provision for Income Taxes (Note 8)	(25,451)	(105)

Profit Attributable to Stock (Note 2)	$133,622	$557

Earnings Per Share	$0.0066	$0.00004

Weighted Average Number of Shares	20,133,333	15,000,000

The accompanying notes are an integral part of the financial statements.

PACIFIC CMA, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30, 2000	For the Nine Months Ended September 30, 1999

Operating Revenue	$9,891,863	$6,393,159
Operating Expenses:
Cost of Forwarding	(7,721,428)	(5,331,060)
Salaries and Bonus	(560,006)	(335,208)
Rent and Related Expenses	(139,480)	(47,744)
Depreciation	(62,317)	(23,743)
Other Selling and Administrative Expenses	(512,718)	(422,634)

Total Operating Expenses	(8,995,949)	(6,160,389)
Financial Expenses (Note 1)	(3,677)	(452)

Total Expenses	(8,999,626)	(6,160,841)

Net Income from Operations	892,237	232,318
Non-Operating Income:
Bank Interest	25,854	2,548
Other Income	20,255	502

Total Non-Operating Income	$46,109	$3,050

Non-Operating Expenses:
Compensation Expenses—for stock granted (Note 9)	(39,200)	0

Income before Income Taxes	899,146	235,368
Provision for Income Taxes (Note 8)	(143,863)	(37,659)

Profit Attributable to Stock (Note 2)	$755,283	$197,709

Earnings Per Share	$0.0377	$0.0132

Weighted Average Number of Shares	20,044,444	15,000,000

The accompanying notes are an integral part of the financial statements.

PACIFIC CMA, INC.
STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three Months Ended September 30, 2000	For the Three Months Ended September 30, 1999

Cash Flow from Operating Activities:
Net Income	$159,073	$662
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Depreciation	27,732	10,000
Loss on Disposal of Property, Plant and Equipment	464	1,538
Stock Granted	39,200	0
Changes in Working Capital:
Trade Receivables	(207,577)	(72,180)
Deposits, Prepayments and Other Debtors	937,277	(50,268)
Due from Other Related Parties	0	(173,110)
Advances from a Director	360,537	298,341
Trade Payables	139,203	(45,373)
Accrued Charges and Other Creditors	7,804	(13,191)
Provision for Bonus	0	17,307

Net Cash Used in Operating Activities	$1,463,713	$(26,274)

Taxation:
Overseas Tax Paid	(34,523)	0

Cash Flow from Investing Activities:
Purchase of Subsidiaries	(223,975)	0
Acquisition of Property, Plant and Equipment	(24,870)	(57,084)
Sales Proceeds from Disposal of Property, Plant and Equipment	95	1,154

Net Cash Used in Investing Activities	$(248,750)	$(55,930)

Cash Flow from Financing Activities:
Capital Element of Hire Purchase Payments	(8,334)	(1,229)
Net Cash Provided by Financing Activities	(8,334)	(1,229)

Net Decrease in Cash and Cash Equivalents	1,172,106	(83,433)
Cash and Cash Equivalents at Beginning of Period	74,733	101,492

Cash and Cash Equivalents at End of Period	$1,246,839	$18,059

The accompanying notes are an integral part of the financial statements.

PACIFIC CMA, INC.
STATEMENTS OF CASH FLOW
(Unaudited)

	For the Nine Months Ended September 30, 2000	For the Nine Months Ended September 30, 1999

Cash Flow from Operating Activities:
Net Income	$899,146	$235,368
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Depreciation	62,317	23,743
Loss on Disposal of Property, Plant and Equipment	464	1,538
Stock Granted	39,200	0
Changes in Working Capital:
Trade Receivables	(951,068)	19,692
Deposits, Prepayments and Other Debtors	(846,749)	(59,538)
Due from Other Related Parties	385,329	(480,675)
Advances from a Director	245,272	236,756
Trade Payables	511,957	(275,722)
Accrued Charges and Other Creditors	(87,329)	31,848
Provision for Bonus	0	30,128

Net Cash Used in Operating Activities	$258,539	$(236,862)

Taxation:
Overseas Tax Paid	(38,269)	0

Cash Flow from Investing Activities:
Purchase of Subsidiaries	(265,412)	0
Acquisition of Property, Plant and Equipment	(42,752)	(160,427)
Sales Proceeds from Disposal of Property, Plant and Equipment	95	1,154

Net Cash Used in Investing Activities	$(308,069)	$(159,273)

Cash Flow from Financing Activities:
Capital Element of Hire Purchase Payments	(18,038)	(1,229)
Issue of Shares	1,282,051	0

Net Cash Provided by Financing Activities	1,264,013	(1,229)

Net Decrease in Cash and Cash Equivalents	1,176,214	(397,364)
Cash and Cash Equivalents at Beginning of Period	70,625	415,423

Cash and Cash Equivalents at End of Period	$1,246,839	$18,059

The accompanying notes are an integral part of the financial statements.

PACIFIC CMA, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2000

	For the Three Months Ended September 30, 2000	For the Nine Months Ended September 30, 2000

1. Financial Expenses
Hire purchase interest	$2,377	$3,677

September 30, 2000

2. Reserves
Accumulated profit at 1/1/00	$730,737
Profit for the period 1/1/00—9/30/00	$755,283

Accumulated profit at 9/30/00	$1,486,020

3. Goodwill

             On January 3, 2000, AGI Logistics (Hong Kong) Limited, a Hong Kong corporation (“AGI”), acquired 100% of the equity interests in Sparkle Shipping, Godown, Wharf & Transp. Co., Limited and Guangzhou Huasheng International Forwarding Limited for consideration of HK$100,000 for each entity.

             The amount of goodwill that arose from these acquisitions is as follows:

Sparkle Shipping, Godown, Wharf & Transp. Co., Limited	$34,312
Guangzhou Huasheng International Forwarding Limited	7,675

$41,987

             Pursuant to the Stock Exchange Agreement dated July 25, 2000 (and effective August 28, 2000), Buller Services Corporation, a British Virgin Islands International Business Company (“Buller”), exchanged 100% of the issued and outstanding shares of AGI for 8,000,000 newly issued shares of Pacific CMA, Inc. (the “Company”). As a result, AGI became a wholly owned subsidiary of the Company.

             The amount of goodwill that arose from this “reverse acquisition” is as follows:

AGI	$223,975
Total goodwill	$265,962

4. Deposits, Prepayment And Other Debtors

Temporary receivable	$9,617
Short-term loan receivable	651,709
Rental and utility deposits	75,034
Prepayment	27,491

$763,851

             Short-term loan receivable is unsecured, interest bearing at 10% per annum and with a 3-month term of repayment. The loan had been settled before November 15, 2000.

5. Property, Plant and Equipment

	AGI	Guangzhou Huasheng	Sparkle Shipping	Total

Office equipment	$68,110	5,563	5,236	78,909
Furniture and fixtures	115,883	1,791	296	117,970
Motor vehicles	66,194	—	87,179	153,373
Leasehold improvement	—	841	172	1,013
Less: Accumulated	(101,672)	(2,258)	(9,118)	(113,048)

Depreciation
Net book value	$148,515	5,937	83,765	238,217

6. Bills Receivable

             Bills receivable represent checks which have not been presented for payment at the period end and subsequently cleared in October 2000.

7. Amount Due To A Director

             The balance due to a director is unsecured, interest-free and with no fixed date of repayment.

8. Taxation

             Overseas tax has been provided at a rate of 16% on the Company’s estimated assessable profits for the period. The charge comprises of Hong Kong profits tax of US$143,863.

9. Compensation Expenses

             Compensation expenses represent the fair market value of 400,000 shares of the Company’s common stock granted to six consultants to the Company on September 1, 2000. The Company’s board of directors determined that fair market value was $0.098 per share, for an aggregate value of $39,200.

10. Obligations Under Hire Purchase Contracts

             Hire purchase contracts represent the finance leases for purchasing fixed assets by monthly installments.

11. Share Capital

20,000,000 shares @ $0.0961 per share	$1,923,077
400,000 shares granted @ $0.098 per share	$39,200

$1,962,277

12. Basis of Presentation

             The financial statements of the Company for the three and nine months ended September 30, 2000 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Current Report on Form 8-K filed August 30, 2000. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

13. The Company

             The Company was incorporated on August 12, 1998 according to the laws of the state of Colorado. Prior to the transactions described in the immediately following paragraph, the Company had been in the development stage and primarily engaged in administrative functions.

             Pursuant to a Stock Exchange Agreement, effective August 28, 2000, the Company completed a transaction whereby AGI became a wholly owned subsidiary of the Company. The transaction was recorded as a “reverse acquisition” where AGI was considered to be the accounting acquirer, as AGI’s parent company, Buller, and Buller’s sole shareholder (who is the president of AGI) had control of the combined entity after the transactions were completed.

             Since the Company is a holding company and its operations as of September 30, 2000 have been insignificant, the Company has presented only AGI’s results of operations for the current quarter and for prior quarters. In addition, consolidated pro forma financial statements as of and for the period ended September 30, 2000 are not presented here.

  Principles Of Consolidation

             The consolidated financial statements include the accounts of AGI and AGI’s wholly owned and operating subsidiaries, Guangzhou Huasheng International Forwarding and Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Name	Date and Place of Incorporation	Issued and Fully Paid Capital	Registered Share Capital	Principal Activities

AGI	Hong Kong	1,923,077	1,923,077	Freight
	8/12/98	(HK$15,000,000)	(HK$15,000,000)	Forwarding

Subsidiaries of AGI:

Guangzhou	Hong Kong	128,205	128,205	Freight
Huasheng	12/2/98	(HK$1,000,000)	(HK$1,000,000)	Forwarding

Sparkle	Hong Kong	641,026	641,026	Freight
Shipping	June 2, 1999	(HK$5,000,000)	(HK$5,000,000)	Forwarding

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

  Foreign Currency Adjustment

             The functional currency of AGI is the Hong Kong Dollar. However, the Company uses the peg rate of US$1:HK$7.8 to record its transactions on its financial statements. Accordingly, no material foreign currency adjustments are required in the Company’s financial statements.

  Earnings Per Share

             The Company has adopted Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share.” Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

  Recent Accounting Pronouncements

             The FASB issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company’s financial position and results of operation.

             In March 2000, the FASB issued FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25 (“APB 25”). FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modification to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation award in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that adopting FIN 44 will not have a material impact on the financial statements.

14. Stockholders’ Equity

  Preferred Stock

             The Company’s articles of incorporation authorize up to 10,000,000 shares of preferred stock, no par value per share. As of September 30, 2000, no preferred shares have been designated or issued.

  Common Stock

             The Company’s articles of incorporation authorize up to 100,000,000 shares of common stock, no par value per share. From the Company’s date of inception to August 28, 2000, the Company had issued an aggregate of 12,000,000 shares of common stock.

             On August 28, 2000, the Company issued 8,000,000 shares of its common stock in exchange for all 15,000,000 outstanding shares of AGI in a transaction known as a reverse acquisition.

             On September 1, 2000, the Company issued 400,000 shares of its common stock to certain consultants for services rendered valued at $39,200, subject to the Company’s right to repurchase the shares as follows: If the consultant is not performing services for the Company through and including June 1, 2000, then two-thirds of the shares may be repurchased; if the consultant is not performing services for the Company through and including March 1, 2001, one-third of the shares may be repurchased.

  Stock Options

             From time to time, the Company may issue stock options pursuant to various agreements with other compensatory arrangements. Under the terms of various employment agreements with employees, the Company issued options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.098 (the estimated fair market value on the date of grant was $0.098). The options vest over an 18-month period from the date of grant and expire on August 31, 2005.

Item 2.   Management’s Discussion And Analysis Or Plan Of Operation

  General

             Pacific CMA, Inc. (the “Company”) was formed as a “blind pool” or “blank check” company, whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. On August 28, 2000, the Company carried out its business plan by acquiring AGI Logistics (Hong Kong) Limited, a Hong Kong corporation (“AGI”). The acquisition was brought about by transactions that are memorialized in two agreements:

             (1)   Stock Purchase Agreement, by and among Lam King Ko, Alfred (“Mr. Lam”) and by Dean F. Sessions, Grant W. Peck, Gary S. Joiner, Mark DiSalvo, John Stearns, Richard Stearns, Scott Olson, and Jay Lutsky (collectively, the “Selling Stockholders”). Pursuant to the terms of the Stock Purchase Agreement, Mr. Lam purchased 9,000,000 shares of the Company’s common stock from the Selling Stockholders.

             (2)   Stock Exchange Agreement, by and between the Company’s then-current management and an authorized representative of Buller Services Corporation, a British Virgin Islands International Business Company (“Buller”). Mr. Lam is the sole beneficial owner of Buller, which, prior to the Stock Exchange Agreement becoming effective, was the sole shareholder of AGI. Pursuant to the terms of the Stock Exchange Agreement, the Company acquired 15,000,000 shares of AGI’s common stock from Buller, and, in exchange, the Company issued 8,000,000 shares of its common stock to Buller. AGI became a wholly owned subsidiary of the Company.

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

             AGI’s executive office is in Hong Kong. AGI maintains the following branch offices in the PRC: Futian, Shenzhen; Yantian, Shenzhen; and Guangzhou. There are currently 47 employees in AGI’s Hong Kong office; seven employees in the Futian, Shenzhen, office; seven employees in the Yantian, Shenzhen, office; and 18 employees in the Guangzhou office. AGI has also entered into agency agreements with 104 freight-forwarding companies worldwide.

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

Results of Operations

  For the Nine Months Ended September 30, 2000

             For the nine months ended September 30, 3000, the Company’s net income increased to $755,283, representing an increase of $557,574 from the corresponding 1999 period. This increase in net income is a direct result of the increase in operating in revenue, which is primarily attributable to Guangzhou Huasheng and Sparkle Shipping penetrating the logistics market in China. AGI acquired these two entities in January 2000.

             The Company’s operating expenses also increased during this period. Salaries and bonus expenses increased by $224,798 to $560,006 due to recruitment of additional employees to develop overseas logistics markets. Rent and related expenses increased by $91,736 to $139,480, due to the acquisition of additional office space to accommodate the Company’s expansion in operations. Other selling, general and administrative expenses increased by $90,084 to $512,718, the majority of which increase is due to an increase in marketing, promotional and communications expenses and other overhead costs in connection with the expansion of the Company’s business in Asia and overseas. Notwithstanding these increases, the Company’s gross profit increased by $1,108,336 to $2,170,435 from the corresponding 1999 period.

  For the Three Months Ended September 30, 2000

             For the three months ended September 30, 2000, the Company’s net income increased to $133,622, representing an increase of $133,065 from the corresponding 1999 period. This increase in net income is attributable to the same factors discussed above for the nine-month period.

             The Company’s operating expenses also increased during this period. Salaries and bonus expenses increased by $158,919 to $174,596 due to recruitment of additional employees to develop overseas logistics markets. Rent and related expenses increased by $25,295 to $43,752, due to the acquisition of additional office space to accommodate the Company’s expansion in operations. Other selling, general and administrative expenses increased by $62,299 to $199,525, the majority of which increase is due to an increase in marketing, promotional and communications expenses and other overhead costs in connection with the expansion of the Company’s business in Asia and overseas. Notwithstanding these increases, the Company’s gross profit increased by $279,525 to $602,745 from the corresponding 1999 period.

             The Company incurred compensation expenses of $39,200 during this period due to the issuance of 400,000 shares of its common stock to six consultants for past services rendered. This non-operating expense is not a recurring item on the Company’s financial statements.

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

             The increase in the Company’s cash position during the nine months ended September 30, 2000, was attributable to cash flows generated from operations, issue of its common stock, and an advance from its director.

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

PART II. OTHER INFORMATION

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

             On November 15, 2000, the Company engaged the firm of Messrs. Paul W.C. Ho & Company, C.P.A., of Hong Kong as independent accountants for the Company. Prior to November 15, 2000, neither the Company, nor anyone on its behalf, had consulted with Messrs. Paul W.C. Ho & Company, C.P.A., concerning the accounting principles of any specific completed or contemplated transaction, any type of audit opinion on the Company’s financial statements nor any other material factor which might be considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

             Effective as of December 22, 2000, the following agreements were amended by a letter agreement:

    The June 1, 2000, Consulting Agreement between AGI Logistics (H.K.) and P.C.M.A., Inc.;
    The July 25, 2000, Stock Purchase Agreement between the Buyers listed in Exhibit A thereto and the Sellers listed in Exhibit B thereto; and
    The related Promissory Notes.

             The term of or date for final performance of the Consulting Agreement and the Stock Purchase Agreement was extended from December 31, 2000, to May 31, 2001. The reference made in the Promissory Notes of December 31, 2000, was modified to make reference to May 31, 2001, although the payment of the entire principal balance of the Promissory Notes remains due and payable in full three business days after NASD Regulation, Inc., grants its approval for one of its member firms to publish bid and asked quotations for the issued and outstanding common stock of the Company.

Item 6.   Exhibits And Reports On Form 8-K

             (a)   The Exhibits listed below are filed as part of this Quarterly Report.

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of July 25, 2000, among Lam King Ko, Alfred and Dean F. Sessions, Grant W. Peck, Gary S. Joiner, Mark DiSalvo, John Stearns, Richard Stearns, Scott Olson, Jay Lutsky, and Frank Jackson (collectively, the “Selling Stockholders”) (Incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000 (the “August 8-K”)).

2.2	Promissory note of Lam King Ko, Alfred, dated as of July 25, 2000, in favor of the Selling Stockholders’ designated agent, in the principal amount of $45,000.00 (Incorporated by reference from Exhibit 2.2 to the August 8-K).

2.3	Stock Exchange Agreement, dated as of July 25, 2000, between Pacific CMA, Inc. and Buller Services Corporation (Incorporated by reference from Exhibit 2.3 to the August 8-K).

2.4	Consulting Agreement, dated as of June 1, 2000, between AGI Logistics (Hong Kong) Limited and PCMA, Inc. (Incorporated by reference from Exhibit 2.4 to the August 8-K).

2.5	Promissory note of AGI Logistics (Hong Kong) Limited, dated as of June 1, 2000, in favor of PCMA, Inc. in the principal amount of $175,000.00 (Incorporated by reference from Exhibit 2.5 to the August 8-K).

2.6*	Extension Agreement, dated December 22, 2000, by and among P.C.M.A., Inc., AGI Logistics (H.K.) Ltd., Alfred Lam, Mark DiSalvo, Grant W. Peck, Frank Jackson, Dean Sessions, Gary S. Joiner, John Stearns, Jay Lutsky, Richard Stearns, and Scott Olson.

3.1	Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form 10SB/A, filed with the Securities and Exchange Commission on October 26, 1999 (the “ Registration Statement”).

3.2	By-laws (Incorporated by reference from Exhibit 3.2 to the Registration Statement).

4.1	Specimen Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registration Statement).

16.1	Letter on Change in Certifying Accountant (Incorporated by reference from Exhibit 16.1 to the registrant’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on November 20, 2000).

27*	Financial Data Schedule

______________

*	Filed herewith.

              (b)   A Current Report on Form 8-K was filed by the Company on August 30, 2000. The report covered the change in control of the Company and the acquisition of AGI on August 28, 2000, as memorialized in the Stock Purchase Agreement and the Stock Exchange Agreement. In connection with these transactions, each of the Company’s then-current directors and officers resigned their positions after having appointed the designees of Mr. Lam and Buller.

             The report also covered a consulting agreement (“Consulting Agreement”), by and between AGI and PCMA, Inc., a Nevada corporation on June 1, 2000.

             Effective as of December 22, 2000, the Stock Purchase Agreement, the Consulting Agreement, and the related Promissory Notes were amended. A copy of the related Extension Agreement is filed with this amended Quarterly Report.

             The audited financial statements as of December 31, 1999, the unaudited financial statements as of June 30, 2000, and the unaudited pro forma financial statements as of June 30, 2000, of AGI were filed with the Current Report on Form 8-K.

             Copies of the Stock Purchase Agreement, the Stock Exchange Agreement, the Consulting Agreement and other documents related to the acquisition of AGI were filed as exhibits to the Company’s Current Report on Form 8-K and are incorporated in their entirety herein. A copy of the Extension Agreement that amended the Stock Purchase Agreement, the Consulting Agreement, and the related Promissory Notes is filed with the amended Quarterly Report. The foregoing descriptions are modified by such references.

SIGNATURES

             In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CMA, INC.
Date: December 29, 2000	By:	/s/ Lam King Ko, Alfred

Lam King Ko, Alfred President

EXHIBIT INDEX
TO QUARTERLY REPORT ON FORM 10-QSB/A
OF PACIFIC CMA, INC.

Exhibit Number	Document

2.6	Extension Agreement, dated December 22, 2000, by and among P.C.M.A., Inc., AGI Logistics (H.K.) Ltd., Alfred Lam, Mark DiSalvo, Grant W. Peck, Frank Jackson, Dean Sessions, Gary S. Joiner, John Stearns, Jay Lutsky, Richard Stearns, and Scott Olson.

27	Financial Data Schedule