Form 10KSB
period 2000-12-31
PACIFIC CMA INC
filed 2001-04-13
CIK 1071775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

X__Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

PACIFIC CMA, INC.

(Exact name of registrant as specified in its charter)

Colorado	0-27653	84-1475073
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

4750 Table Mesa Drive Boulder, CO	80301
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 494-3000

7331 South Meadow Court

Boulder, CO 80301

(Former name or former address, if changed since last report)

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

State issuer's revenue for its most recent fiscal year: $ 14,169,226.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): 0

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,400,000 as of December 31, 2000.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Pacific CMA, Inc. ("Pacific") was incorporated under the laws of the State of Colorado on December 30, 1994, as a blank check company whose business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses.

On August 28, 2000, Pacific acquired 100% of the issued and outstanding shares of AGI Logistics (HK), Ltd. in exchange for the issuance of 8,000,000 shares of its common stock. As a result of this transaction, AGI became a wholly owned subsidiary of Pacific CMA.

AGI is a logistics service provider/freight-forwarding company based in Hong Kong that arranges on-time and intact delivery of customers' goods, primarily going to or from China via Hong Kong. AGI arranges international air, sea, river, rail and ground freight forwarding for a wide range of customers in various industries including the garment, toy, electronic parts and appliance industries. The Company was established by Mr. Alfred Lam in August 1998.

Although many of its competitors arrange single-source transportation via ground, sea, river, rail or air freight, AGI arranges multi-source methods of freight forwarding including ground, sea, river, rail and air freight, as well as maintaining warehousing for the import, export and re-exporting of goods from China to all other worldwide destinations. It is a member of the International Air Transport Association, Hong Kong Association of Freight Forwarding Agents, Ltd., and an associated member of the International Federation of Freight Forwarders Association.

The services AGI provides include:

International Shipping: Air and ocean transport of freight utilizing international commercial and cargo lines.

Trucking: Movement of non-expedited freight via the Company's own five-vehicle trucking fleet, independent trucking firms and owner-operators.

River Barges: Delivery of cargo to terminals or to tackles of ocean vessels.

Rail: Movement of non-expedited freight via railroads.

Although capable of handling packages and shipments of any size, AGI focuses primarily on large shipments of equipment or materials weighing over 100 kilograms. As a result, AGI does not generally compete with overnight courier or expedited small package companies such as Federal Express Corporation, United Parcel Service of America, Inc. or the local postal service.

AGI does not own or operate any aircraft, ships, river barges or railroads. The Company utilizes commercial freight air carriers, ships, river barges and railroads to provide expedited air, sea and rail transport. In situations where air transport is the chosen mode of transportation, AGI picks up or arranges to pick up a shipment at the customer's location and deliver it directly to the commercial carrier. The commercial carrier delivers it to the selected destination airport, shipping warehouse, ship, or railway station. AGI then picks up the shipment and delivers it, or has it delivered to the recipient's location.

AGI's shipments are centrally managed from its headquarters in Hong Kong through a computerized management information system called FM2000.

AGI's business strategy focuses on:

Continuing to develop AGI's core freight forwarding business through AGI's broad menu of value added services;

Acquiring non-asset based freight forwarding companies;

Continuing to develop AGI's river, rail and truck shipment business;

Expanding AGI's warehouse business;

Continuing to engage new independent sales agents;

Expanding AGI's operations to include internet freight and inland trucking between Hong Kong and mainland China.

Operations in Hong Kong and China

CHINA

AGI Logistics (HK), Ltd. has three representative offices, which are located in the People's Republic of China. These offices act as a liaison center to arrange freight forwarding activities through licensed operators in China. AGI's China offices are wholly-owned enterprises of AGI Logistics (HK), Ltd., the establishment of which conforms to the Peoples Republic of China Wholly Foreign Owned Enterprise Law, or WFOE Law. A WFOE is one of the three different types of investment vehicles known as a Foreign Invested Enterprise, or FIE.

The Chinese Legal System

The practical effect of the Peoples Republic of China legal system on the AGI operations in China can be viewed from two separate but intertwined considerations.

First, as a matter of substantive law, the FIE laws provide significant protection from government interference and guaranty the full enjoyment of the benefits of corporate Articles and contracts to FIE participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the several states. The Peoples Republic of China Accounting Laws mandate accounting practices which are similar to GAAP standards. In addition, these laws require that an annual "statutory audit" be performed in accordance with Peoples Republic of China accounting standards and that the books of account of FIE's be maintained pursuant to Chinese accounting laws. Article 14 of the Peoples Republic of China Wholly Foreign Owned Enterprise Law requires a WFOE to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation.

Political And Trade Relations with the United States

Political and trade relations between the United States China within the past five years have been considered volatile, but are generally expected to be less volatile in the future. Major causes of volatility, including, but not limited to, such things as illegal transshipments of textiles from China to the United States, issues surrounding the sovereignty of Taiwan, the protection of intellectual property rights within China and sensitive technology transfers from the United States to China have potential influence upon the level of international trade between China and the United States. However, it is believed that the situation is going to be eased owing to the granting of permanent trade status of Most Favored Nation to China and the fact that China will be joining the World Trade Organization in Year 2001.

Economic Reform Issues

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the Chinese government has implemented economic reform measures that emphasize decentralization and the encouragement of private economic activity. Such economic reform measures may be inconsistent or ineffectual, and AGI might not be able to capitalize on all such reforms. Further, there can be no assurance that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, that such policies will not be significantly altered from time to time or that business operations in China would not become subject to the risk of nationalization, which could result in the total loss of investment.

Since 1978, the Chinese government has been reforming its economic systems. Many reforms are unprecedented or experimental and are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may not always have a positive effect on its operations.

Over the last few years, China's economy has registered a high growth rate and there have been recent indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb the excessive expansion of the economy. These measures have included devaluations of the Chinese currency, Renminbi, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy in general. To further combat inflation, the Chinese government may adopt additional measures, including the establishment of freezes or restraints on certain projects or markets, which may have an adverse effect on operations.

AGI's China offices are not dependent on funds from the government's budgeting processes or customer credit from the banking system in China. As they are fully funded by AGI's Hong Kong office, the adverse effects of China's economic policies may have minimal impact on its operations.

Although reforms to China's economic system have not adversely impacted AGI's operations in the past and are not expected to adversely impact its operations in the foreseeable future, there can be no assurance that the reforms to China's economic system will continue or that AGI will not be adversely affected by changes in China's political, economic and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad and reduction in tariff protection and other import restrictions.

Currency Conversion and Exchange

Although the Renminbi/United States dollar exchange rate has been relatively stable in the past five years there can be no assurance that the exchange rate will not become volatile or that the Renminbi will not be officially devalued by direction of the Chinese government against the United States dollar.

Exchange rate fluctuations may adversely affect AGI's financial performance because of its foreign currency denominated liabilities and may materially adversely affect the value, translated or converted as applicable into United States dollars, of its net fixed assets, its earnings and its declared dividends. AGI does not engage in any hedging activities in order to minimize the effect of exchange rate risks.

Industry Overview

Large multinational companies, as well as businesses of all sizes, increasingly are examining their supply chain, to achieve competitive advantages and cost savings. As a result, the most successful transportation providers will be those carriers that can provide value-added services, speed and reliability of delivery of both goods and information, global capabilities and competitive pricing.

Growth in the air freight business is expected to be driven by several factors, including:

The expansion of global commerce because of the reduction of regulatory barriers and the world-wide sourcing of raw materials and product distribution.

Just-in-time inventory trends aimed at reducing inventory turnover time and warehousing facilities.

Fast growth of high-value, short shelf-life technology and electronic products.

AGI believes the future success of freight forwarding businesses will depend on the ability to integrate technological applications with customers to provide complete global solutions. It believes the industry will continue to evolve from a price-based to a service-based industry.

Freight forwarding is traditionally a non-asset based business. Providers typically do not own aircraft or ocean vessels, although some may maintain small truck fleets. International air freight forwarders generally focus on the heavyweight freight market that involve shipments greater than 100 pounds, and generally do not directly compete with the integrated carriers of small parcels such as UPS and Fed Ex.

In most cases, a freight forwarder acts as an indirect carrier for its customers. The forwarder procures shipments from its customers, consolidates them into a single lot based on common destination and tenders them to the airline, air charter, ocean carrier or common carrier for transportation to a distribution point. Consolidation of shipments is commonly carried out on a door-to-door or airport-airport basis. When providing door-to-door services, the forwarder usually arranges for local and long-haul surface transportation in addition to air freight.

Freight forwarders usually offer customers fee-based services related to the movement of goods such as preparing all shipment-related documentation, waybills, commercial invoices and packing lists.

The Hong Kong and South China Region

South China, including Hong Kong and the Pearl River Delta Region Area is one of the most active transportation nodes in the world. The region has been growing dramatically in the past twenty years owing to the open market policy put forth by the China Government since 1978. Overseas investment, especially from Taiwanese and Japanese conglomerates in the region, has resulted in a significant increase in the number of factories and manufacturing plants in the region. The result has been a significant increase in demand for freight forwarding services, with the need to import raw material into the region and export finished products out of the region. (Source: Hong Kong Year Book)

In 1999, over 50% of in and out cargo into Pearl River Delta Region was handled through Hong Kong International Airport and Kwai Chung Container Terminal.. In response to the rapid growth of the region, other transportation hubs around Hong Kong such as Macau, Zhuhai, Shenzhen and Guangzhou are gradually becoming key parts of the transport web. (Source: Hong Kong Census and Statistical Department)

The newly built Hong Kong International Airport in Chep Lap Kok is located approximately outside the city. The cargo handling capacity of the airport is one of the largest in the world, and it operates 24 hours per day.

Shenzhen Yantian

The reunification of Hong Kong to China since 1997 has further accelerated the growth of South China as a whole entity. Despite strict controls from the Government among freight forwarding companies in the past two years, China has become more open to forwarders from Hong Kong and overseas to establish offices via direct investment and/or via the joint venture mode. Among the coastal ports of South China, Shenzhen Yantian currently has the largest handling capacity for standard containers. When the phase three development is completed in 2005, Yantian International Container Port will have the potential to compete with Kwai Chung Container Terminal, which is already positioned itself at the top five container ports in the world. TheYantian International Container Port has a railway station.

Futian Free Trade Zone

The Futian Free Trade Zone is one of the most important bonded areas in South China, and is geographically situated adjacent to Hong Kong. The Futian Free Trade Zone provides wide range of logistic services including storage, buyer's consolidation, re-distribution, trucking and more. Factories, empty container depots and multi-national corporation offices such as IBM, Sanyo, Hitachi, Siemens, etc are located in the Futian Free Trade Zone.

Guangdong

Guangzhou is a land, water and air transportation hub for Southern China. In 1997, 85 million tons of goods were shipped through water ports, of which 74.5 million tons went through the Guangzhou harbour and 10.6 million tons through other ports administered by the city's Bureau of Shipping Affairs. In 1999, Guanzghou port handled 101.6 million tons of freight, making it the second busiest freight port in China after Shanghai, according to statistics of the Guangzhou Government.

By nature of geographical proximity and for historical reasons, Guangdong has maintained much closer trade links with Hong Kong than with most other provinces in China. The vast majority of the trade between South China and the rest of the world is handled through Hong Kong, and the firms involved in the trade are often based in Hong Kong. Physically, the goods need to be taken to Hong Kong by trucks or by feeders or by barges, and transferred onto ocean-going vessels; or vice versa if the goods are moving in the opposite direction.

Pearl River Delta Region

With the increasing demand of freight movement in the Pearl River Delta Region of China, together with the geographical constraint of shallow water along Zhujiang Kou, feeder river transportation has become the major low cost, mass transit means of forwarding containers between production sites and a container port. In fact, the traffic is both ways, bringing stuffed containers from factories to deep water ports and carrying onward boxes from mother vessel to shallow water coastal areas.

Freight Forwarding Industry in South China

The freight forwarding industry in South China has evolved from handling one single mode of transportation to offering multi-modal transporting means. Shippers and consignees have more flexibility and it is a cost-effective way to forward cargo.

Business Strategy

AGI maintains its administrative headquarters in Hong Kong, China. It operates four company-owned branch offices, and 30 agency offices. AGI intends to expand AGI's business principally through the establishment of branch offices in strategic locations throughout China and the use of independent sales and marketing agents in strategic locations throughout the world. Agency offices are owned and operated by independent business owners who enter into an agency agreement with AGI. AGI plans to operate company-owned branch offices in South China and to use agency offices elsewhere in the world.

AGI has recently established an air freight operations office and warehouse in the Hong Kong Air Freight Forwarding Center. The proximity of this air freight office and warehouse to the airport provides more convenience to customers, especially in handling perishable, dutiable items and dangerous goods.

Other aspects of its current operation include the following:

From this location, AGI handles export cargo to everywhere in the world, including Europe, North America, the Indian-Subcontinent and Australia, and import cargoes mostly from North America and the Far East.

- Establishment of branch offices at the Yantian International Container Port and the Futian Free Trade Zone.

- Registration to be a licensed cargo handler in The Futian Free Trade Zone in 1999, which enables it to offer trucking service, buyer's consolidation, import and export declaration and bonded warehouse storage to customers.

- Execution of an agreement with Shenzhen Yantian Railway Service Company Limited, giving it the right to deal with freight from four major inland cities exclusively, namely, Wuhan, Chengdu, Chongqing and Nanchang during the year 2000 to 2003.

- Operating a river freight service in South China, serving mainly the Pearl River Delta Region connecting with Zhuhai, Zhongshan, Nansha, Guangzhou, Dongguan, Shenzhen, Yantain Port and Kwai Chung Terminal.

- Acquiring Sparkle Shipping, Godown, Wharf and Transportation Company Ltd in January 2000. Sparkle Shipping is based in Hong Kong, whose core business covers mostly feeder services, warehousing and inland trucking.

- Execution of agency contracts with 39 independent contractors throughout the world. These offices:

Office and Agency Locations

Home Office

AGI's head office in Hong Kong employs 49 people, who work in various departments including sea freight, river freight, trucking, accounting, sales and marketing and administration. It also has a feeder team with head control office in Hong Kong and wharf operations in Guangzhou, and a warehouse and air freight operations department located at the Hong Kong International Airport at Chep Lap Kok.

Futian Branch Office

The Shenzhen Futian branch office is strategically located in Shenzhen's special economic zone, the Futian Free Trade Zone situated at the heart of Shenzhen. The office has 7 employees.

The Futian Free Trade Zone is convenient to any seaports in Shenzhen, being within 30 km of the Yantian Port or the Hong Kong border, and within 25 km of the Shekou Port and Chiwan Port. The Futian Free Trade Zone is allowed to handle bonded cargo from other customs areas. The branch office has an advanced customs system that is linked with Futian Customs.

Yantian Branch Office

The Yantian branch office is strategically located at Yantian Port, Shenzhen, China. It has a gross floor area of approximately 500 square feet with a customs bonded warehouse of 26,000 square feet. It employs 7 individuals.

Guangzhou Branch Office

To steer China business development strategy, AGI has set up an office in Guangzhou and has successfully signed a cooperation agreement with an agent that owns a first grade freight forwarding license in China, namely Guangzhou Huasheng International Forwarding Limited. The license allows it to operate international air and sea freight forwarding business, which includes canvassing of cargoes, booking of carriers, warehousing, transshipment operations, customs clearance, freight charge clearance, insurance and transportation related services. This license provides that after one year of operations, AGI can seek to establish similar operations throughout China. AGI believes that this will provide a springboard to develop its business in mainland China.

This office is located in the center of Guangzhou, and employs 11 individuals who work in the air freight, sea freight, river freight, trucking, and warehousing departments. The air freight department and warehouse is strategically located at Guangzhou Baiyun Airport.

Global Agency Network

AGI has non-exclusive arrangements with more than 39 overseas agents throughout the world. Under such arrangements the agents do not have the power to commit AGI in any way, or to enter into any contract on its behalf. The fees payable to these agents are usually determined by the requirements of the individual customer's order and the charges. Many of these overseas agents have offices in more than one city particularly in key cities such as Los Angles, New York, London, Tokyo, Seoul, Taipei and Shanghai. As a result, AGI is represented by more than one agent in many cities and does not generally need to rely on a single agent in any one city. The use of independent sales and marketing agents enables AGI to expand its business without the costs typically associated with the ownership and maintenance of company-owned branch offices.

AGI's Services

AGI is a multi-service provider of logistics and freight forwarding services offering expedited air and expedited ground services. AGI serves a diverse customer base with businesses in many industries including, but not limited to, the automotive, computer equipment, electronic equipment, heavy industrial equipment, construction equipment, printed materials, textile and apparel industries. In addition, AGI provides transportation services to trucking lines and logistics companies. As a result of this diversity, no single customer contributes more than 5% to AGI's revenues.

Market trends demonstrate that many expedited freight customers are demanding more than basic transportation services. To accommodate these customers, AGI offers a variety of services, including customs and international documentation such as transhipment licenses which are commonly used for licensed cargo from mainland China to overseas via Hong Kong, airfreight warehouse services, proof of delivery documentation available for every shipment, and door-to door services upon request.

AGI has focused its development on air and ground freight services. The mode of transportation chosen for each customer depends on several factors, including the contents of the shipment, the basis of the route, departure time, available cargo capacity and cost.

In many situations, ground freight offers the most cost-effective and reliable method for transporting large, heavy shipments in a short period of time. Through arrangements with trucking, shipping and rail companies, AGI is able to provide direct door-to-door expedited service throughout Southern China and Hong Kong.

Situations arise when expedited air freight is the most cost-effective, and possibly the only way to provide on-time service. AGI does not own, and does not plan to acquire any aircraft. To provide air freight services, AGI engages commercial passenger and freight air carriers. AGI utilizes its own trucking team to provide delivery services throughout the Hong Kong and South China for door-to-door services.

AGI's industry expertise enables it to maximize the efficiency and performance of its freight forwarding and other expedited transportation services. These services include the shipment of dangerous goods such as chemicals and a variety of bulky on-deck cargos such as heavy machinery. AGI also has extensive experience in moving delicate items.

AGI's ability to obtain cargo space allotments directly or indirectly from air and ocean carriers has been one of its most important resources. AGI enjoys relationships with major air and ocean carriers and cargo space providers due, in part, to management's reputation in the market place over the past 26 years - with AGI and for other companies prior to AGI's formation.

Sea cargo space is handled primarily through non-binding arrangements with several major shipping lines that provide containers and space for containers. Management's prior extensive experience in the field of sea freight forwarding has enabled AGI to offer, besides general services like consolidation services and full container services, services for shipment of dangerous goods such as chemicals and a variety of bulky on-deck cargo such as heavy machinery. Its management is also experienced in moving delicate items such as equipment by sea.

Due to its high volume of shipments, AGI can negotiate competitive pricing for air shipments. However, while the Company's airfreight purchasing power is based upon volume, AGI does have a contractual obligation to meet minimum volume requirements. Since AGI buys from the airlines in bulk, its prices are generally lower than the prices its customers could negotiate with commercial passenger and freight air carriers. The volume of shipments AGI handles enables it to occasionally obtain additional discounts from commercial air and air cargo carriers. For example, if AGI has reserved capacity on a particular flight, it can negotiate an even further discount by offering a larger shipping volume to the carrier at that time. As AGI purchase capacity continues to grow, it will be able to obtain additional volume discounts with commercial air lines and air cargo carriers.

Sea Freight

Since China adopted the open door policy and economic reforms in 1978, the Pearl River Delta region has become a major manufacturing area for commercial products made by or for companies in foreign developed countries. Over 80% of the finished products being manufactured in Pearl River Delta region are exported via Hong Kong to overseas. (Source: Hong Kong Year Book.) Sea traffic is the major transportation mode for forwarding the huge volume of cargo between continents.

AGI offers a wide range of sea freight services, including loose cargo consolidation, bulky on-deck cargo, full container load handling, sea-air transportation, inland trucking between factory and warehouse, storage and warehousing, export/import declaration, and electronic data interchange of import/export licenses. The Company's sea freight department is capable of handling perishable, dangerous, reefer and duty free cargos.

Import Freight Forwarding

Import freight cargo includes leather, fabrics, watch components and chemical products. AGI handles an increasing number of shipments imported into Hong Kong and destined for China.

An import freight forwarding transaction usually commences when AGI receives a shipment advice from a customer, overseas agent or shipping agent detailing the quantity and nature of cargo shipped and the expected date of arrival. AGI promptly notifies the consignees of the cargo and relevant details. Depending upon its instructions, the Company arranges for customs clearance and, if required, provides other services such as temporary storage, local delivery and distribution. In Hong Kong and South China, the Company is able to provide local delivery of cargo by either using its own fleet of radio-equipped trucks or engaging subcontractors.

AGI derives its income from air and sea import freight forwarding services in the form of commissions received from overseas agents and handling and delivery charges from customers. The import department handled over 3000 shipments last year. More than 85% of import shipments are from North America and the Far East Region.

River Freight

To provide a full range of logistics services and to meet anticipated rapid growth of trade originating from and destined for the Pearl River Delta region, AGI launched its river feeder service in 1999. River cargo is transported by vessels plying exclusively within river trade limits, the waters in the vicinity of Hong Kong. The river trade limits broadly include the Pearl River, Mirs Bay, Macau and other inland waterways in Guangzhou and Guangxi, which are accessible from waters in the vicinity of Hong Kong.

Physically, goods must be taken to Hong Kong by trucks or by river feeders and transferred onto ocean-going vessels; or vice versa if the goods are moving in the opposite direction. However, cargo carried by trucks face serious customs problem at the Chinese border, causing delays in delivery times. In addition, a truck can carry only a single container, which is costly. Feeder barges share the workload of trucks, but without the traffic congestion. Feeder barges also offer the advantages of lower cost and more flexibility in delivering cargo to terminals or the tackles of ocean vessels. To meet the demands of increasing import and export cargo volume in the Pearl River Delta region and the demands of customers and liners, AGI expanded its fleet and broadened service routing in the middle of Year 2000.

Rail Freight

AGI has a general cargo sales agent agreement with the Ping Yan Railway covering four major cities in China, namely, Wuhan, Nanchang, Chongqing and Chengdu. In addition, AGI signed two formal agreements with Shenzhen Ping Yian Railway Company Limited in early 2000. The Transshipment Agency Agreement and the General Cargo Sale Agreement authorize AGI to handle the railway's transshipment, import and export cargo.

Trucking

In Hong Kong, AGI utilizes its own fleet of radio-equipped trucks or sub-contractors to provide local collection and delivery of cargo. The Company intends to increase the number of trucks in line with future business expansion. The Company has a license and permit to operate trucks into the Futian Free Trade Zone, Shenzhen, China.

AGI's truckload brokerage services locate and secure capacity when non-expedited ground transportation is the most cost-effective means of meeting a customer's delivery requirements. AGI's brokerage operations enable it to serve a large number of customers simultaneously through third-party common carriers, who can be engaged on an "as needed" basis.

Warehousing

AGI has fully equipped warehouses for cargo storage in Hong Kong, Futian Shenzhen, Yantian Shenzhen and Guangzhou.

The Hong Kong Air Freight Warehouse is located at Unit 259, 2/F, Airport Freight Forwarding Center, 2 Chun Wan Road, Chek Lap Kok, Hong Kong. It has a gross floor area of approximately 12,000 square feet.

The Hong Kong Sea Freight Warehouse is located at Unit 303B, 4/F, H.I.D.C., Kwai Chung Container Port 4, Container Port Road South, Kwai Chung, New Territories, Hong Kong. It has a gross floor area of approximately 38,000 square feet.

The Shenzhen Futian Warehouse is located at 11 Honghua Road, Futian Free Trade Zone, Shenzhen, China. It has a gross floor area of approximately 161,700 square feet.

The Shenzhen Yantian Warehouse is located at No.3 Yantian International Container Terminal Warehouse, Shatoujiao, Shenzhen, China. It has a gross floor area of approximately 26,000 square feet.

The Guangzhou Warehouse is located at G/F, Cargo Building, Baiyun Airport, Guangzhou 510405, China. It has a gross floor area of approximately 2,000 square feet.

Strategic Acquisitions

AGI recognizes that, in some circumstances, the most-efficient way to expand its operations will be through strategic acquisitions of existing companies. Acquisition prospects would include freight forwarders in certain key markets and other companies whose services compliment AGI's. Management believes that expansion through such acquisitions may enable AGI to increase its market share more rapidly and allow it to take advantage of opportunities arising from economies of scale sooner than it could through internal expansion.

AGI has held preliminary discussions concerning a stock-for-stock merger with Airgate International, a New York based freight company with annual revenues of US$30 million in 2000. However, Airgate has indicated that it will not enter into any definitive merger agreement until the securities of AGI become listed and trading on the Over the Counter Bulletin Board. The Company's securities will not be listed until after it has filed a registration statement with the SEC, and the registration statement has been declared effective. If Airgate had been acquired by AGI, the combined operations would have produced annual revenues of $44 million in 2000.

Computer Based Technology

An important component of AGI's business strategy is the development of advanced information systems. The Internet Freight concept, which is to be promoted via the Company's website (www.agi.com.hk) enables users to send booking or rate quotation inquiries to AGI, update shipping schedules, obtain shipping orders, and track and trace cargo movement status. Each branch office and overseas agency office is equipped with sophisticated computer systems to coordinate cargo handling. Representatives at each station are trained experts capable of organizing a full range of logistic activities, including the production of fast and accurate tracking records of freight transactions.

Marketing

AGI's success has resulted from its persistent commitment to provide competitive pricing and efficient, reliable services to its customers worldwide. The Company enjoys the benefits of Management's many longstanding and excellent relationships with customers, major airlines and shipping lines, and an extensive network of overseas agents. Management has accumulated extensive experience in identifying prospective overseas agents to ensure compatibility with Company operations. The ability of AGI's personnel to foster and maintain these valuable relationships contributes to this success.

AGI's experienced sales team is responsible for marketing its services to a diversified base of customers, attracting new customers and extending its agency network by recruiting overseas agents. Sales team members make regular courtesy visits to existing and potential customers in Hong Kong and overseas to better understand customer requirements and expectations. Sales team members often provide customers with suggestions to ensure cost-effective and efficient delivery of goods. They also arrange services intended to meet customers' particular needs for packaging, timing, seasonal demands and unusual freight forwarding services.

The sales team is responsible for the implementation of the Company's strategy of focusing on customers who provide higher profit margins. AGI has a sales and marketing team for its Hong Kong and China offices consisting of 13 professionals, increased from two since the commencement of business in August 1998.

In addition to its China-based employees, the Company appoints independent contractors as overseas agents to generate business and coordinate freight activities in overseas markets. Overseas agents are paid on a commission basis.

The majority of AGI's transactions are denominated in Hong Kong dollars or US dollars. The risk of exchange rate fluctuations should remain negligible so long as the Hong Kong dollar remains pegged to the US dollar. Sales are made on credit, generally net 30 days, or on a cash basis. AGI follows a credit control policy in which credit references for new customers are obtained and checked by employees. Customer credit requests are reviewed and approved by senior staff and prior approval from a director is required for orders in excess of pre-determined amounts. AGI receives credit, generally net 30 days, from airlines and shipping lines. Settlement is usually on a cash basis.

AGI markets its services through a national sales organization consisting of five company-owned branch offices and more than 70 cargo agents in 54 countries and 127 cities. Through agency-owned branch offices and independent sales and marketing agents, AGI serves the major gateways worldwide. AGI expects to continue its expansion by increasing the number of branch offices, recruiting additional independent sales and marketing agents and expanding its fleet of independent truck owner-operators.

AGI's marketing efforts are directed primarily to the distribution, procurement and marketing managers of potential customers who have substantial requirements for the international transportation of cargo.

Through expansion, AGI will be able to transport a greater number of shipments and believe that the increase in volume will allow the Company to obtain lower rates from air and ground service providers. By consolidating freight shipments, AGI expects to reduce its costs of transportation.

After China enters the World Trade Organization

China's may soon enter the World Trade Organization. It is expected that the import and export cargo of China will increase tremendously once China is secured with the WTO membership. Freight forwarding opportunities are not limited to export and re-export cargo from China, but include import cargo as well. Since the late 19th century, Hong Kong has served as the major gateway from overseas to southern China and vice versa. This is because Hong Kong possesses well-established infrastructures, including the Chek Lap Kok International Airport, the Tuen Mun Inland River Port, the Kwai Chung Container Port and three inland trucking channels to Mainland China. Hong Kong also enjoys a healthy financial position and precise banking system. The port facilities at Shenzhen are well equipped and customers and operators are familiar with new trading patterns. The WTO issue will act as a catalyst of port development for Hong Kong and Shenzhen, which will merge to become a dominant transportation hub and shipping metropolitan.

In view of this, AGI has already restructured and consolidated its existing offices in Mainland China to achieve better coordination of customer services and to capture more market share in the forwarding industry. In southern China, where AGI has already established a presence, the Company will further explore the potential for related services in Pearl River Delta Region.

After the Implementation of its Internet Freight System

To enhance its services, AGI is developing in conjunction with ShippingPoint.com, a web-based real-time supply chain solution offering customers instant freight quotations, online booking, and web based tracing and tracking.

Though logistics is one of the most important elements of e-commerce, it is often overlooked. The logistics industry has been slow in developing technologies to complete an end-to-end supply chain solution. AGI plans to be a leading pioneer in this field, using the latest technologies to enable Asian manufacturers to comply with Western buyers' time sensitive quotation requests and other requirements.

AGI will offer its customers a true paperless airfreight system using the Internet for creating house air waybills, commercial invoices and real time tracing and tracking.

AGI has been appointed as the exclusive logistics partner to Asian Trade Link, an Asian catalogue sourcing site that will shortly connect with one of the leading international trade banks. This partnership will be able to offer clients a true end-to-end solution, from sourcing to online letter of credit applications, freight quotations, freight bookings, credit checks, inspections, shipping and finally electronic bills of lading, enabling electronic payment to all parties within hours of shipping.

AGI is working with Global Samples, a company developing a complete trade samples shipping and payment solution. Global Samples takes the uncertainty and difficulty out of ordering commercial samples from Asia by making it easier for Asian manufacturing companies to give samples to international buyers. This is a potentially huge business for both airfreight and sea freight. Consolidation to key gateways will help to reduce the cost of shipping samples.

With the internet's rapid development, e-commerce will become more popular with a variety of businesses, including those in finance, investment and banking, as well as catalog sales. There is no doubt that traditional consumption patterns will be modified in response to this new electronic era.

It is forecasted that production bases will develop further in low labor cost sites such as China, the Indian sub-continent and Africa. Consumption of consumer products will be less geographically bound with more diverse end-user market places. Purchasing via electronic means will gradually replace retail stores in the streets or shopping malls, especially for homogenous products.

Although the speed of change in general consumer shopping habits may be hard to predict, freight forwarders must change to accommodate the e-commerce trend. And no matter how consumption transactions are made, cargos must be shifted from sellers to buyers. E-commerce promotes a business-to-customer buying concept in which buyers demand door-to-door service. International courier enterprises will benefit from the increasing demand for door-to-door services, leaving liners and airlines behind. In view of this future development trend, AGI should be more flexible than carriers in selecting companion partners such as local courier companies offering to-door delivery services.

AGI expects that the rapid development of computer and internet technology will continue to create more advanced functional applications that will make customers more demanding when making inquiries or bookings. The internet freight system will definitely shorten the process cycle of logistic service. AGI believes that this unique, self-perpetuating dynamic of the internet freight system is the underlying force that will create continuous expansion and diversification of the freight market. Management believes that changes and growth in the freight forwarding industry will continue to present tremendous opportunities to the freight industry and related business, especially in China.

Competition

AGI has encountered strong competition from other companies in the freight forwarding industry. Competitive factors include reliability of service, price and available cargo space capacity. Management believes that AGI can continue to effectively compete based on these factors. Management also believes that AGI offers a unique blend of services involving all modes of transportation, including truck, sea, rail and air plus warehousing, internet freight and inland trucking between Hong Kong and Mainland China.

AGI competes with regional and local freight forwarders. Its primary competitors are Rical, Speedmark, AEI, Fritz, Scanwell and Expeditors.

Government Regulation

AGI's operations are subject to various local and foreign regulations that require it to maintain permits and licenses. Failure to comply with applicable regulations and maintain necessary permits and licenses could result in a revocation of AGI's operating authority or substantial fines. AGI believes it is in compliance with all applicable regulations and that all required licenses and authorities are current.

AGI is subject to laws regulating the discharge of materials into the environment. Similar laws apply in many of the foreign jurisdictions in which AGI operates. Although AGI's operations have not been significantly affected by such compliance issues in the past, the Company cannot predict the impact environmental regulations may have in the future. AGI does not anticipate making any material capital expenditures for environmental control purposes in the foreseeable future.

Employees

As of December 31, 2000, AGI had 49 employees, all of which were employed on a full-time basis. AGI has eight sales employees. None of AGI's employees are parties to any collective bargaining agreement, and AGI considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

Properties

AGI's Head Office is located at Unit D, 11/F, Garment Centre, 576-586 Castle Peak Road, Cheung Sha Wan, Kowloon. It is a leased property.

The Hong Kong Air Freight Warehouse is located at Unit 259, 2/F, Airport Freight Forwarding Center, 2 Chun Wan Road, Chek Lap Kok, Hong Kong. It is a leased property.

The Hong Kong Sea Freight Warehouse is located at Unit 303B, 4/F, H.I.D.C., Kwai Chung Container Port 4, Container Port Road South, Kwai Chung, New Territories, Hong Kong. AGI appointed the warehouse as the CFS station to act on its behalf to receive sea freight cargo from suppliers.

The Shenzhen Futian Office is located at Room 113B, Block 3, International Trade Centre, 1001 Honghua Road, Futian Free Trade Zone, Shenzhen, China. It is a leased property.

The Shenzhen Futian Warehouse is located at 11 Honghua Road, Futian Free Trade Zone, Shenzhen, China. AGI appointed the warehouse as the CFS station to act on its behalf to receive sea freight cargo from suppliers.

The Shenzhen Yantian Office is located at Room 107, Terminal Offices Building, Yantian Port, Shatoujiao, Shenzhen, China. It is a leased property.

The Shenzhen Yantian Warehouse is located at No.3 Yantian International Container Terminal Warehouse, Shatoujiao, Shenzhen, China. AGI appointed the warehouse as the CFS station to act on its behalf to receive sea freight cargo from suppliers.

The Guangzhou Office is located at Room 1202, Block A, Fuqian Building, 618-620 Jie Fang Road North, Guangzhou, China. It is a leased property.

The Guangzhou Warehouse air operations office is located at G/F, Cargo Building, Baiyun Airport, Guangzhou 510405, China. It has a gross floor area of approximately 2,000 square feet. AGI appointed the warehouse as the CFS station to act on its behalf to receive sea freight cargo from suppliers.

AGI believes its existing office facilities are in good condition and adequately equipped for their purposes.

Intellectual Property

AGI has domain rights to the following URL sites:

www.agi.com.hk

www.agihk.com

www.sparklehk.com

ITEM 3. LEGAL PROCEEDINGS

From time to time, AGI may become involved in legal proceedings occurring in the ordinary course of business. Subject to the uncertainties inherent in any litigation, AGI believes that there are no pending or threatened proceedings that are reasonably likely to result in a material adverse change in AGI's financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2000, there was not currently a public trading market for the Company's shares. As of December 31, 2000, the Company's securities were held of record by a total of approximately 60 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. PACIFIC CMA MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Pacific CMA operates through its wholly owned subsidiary AGI Logistic (HK) Limited, a freight forwarding company established in Hong Kong in August 1998. AGI has well developed its logistic business not only in Hong Kong but in Far East and Europe. In the region of Far East, Mainland China is the target market for AGI expansion. AGI has two wholly owned subsidiaries, both of which have penetrated the Chinese market.

Results of Operations for the Year Ended December 31, 2000 and 1999

Net revenues - Net revenues for the year ended December 31, 2000 increased by $4,977,654 to $14,169,226, as compared to $9,191,572 for the year ended December 31, 1999. This increase in net revenues was primarily attributable to an increase of business resulting from a strengthened management control policy and implementation of AGI's marketing strategy.

Gross profit - Gross profit increased by $1,434,544 to $2,879,097 in the year ended December 31, 2000 as compared to $1,444,553 for the year ended December 31, 1999. This increase was primarily due to the increased demand for its services.

Depreciation - Depreciation increased by $58,750 to $105,759 in the year ended December 31,2000 as compared to $47,009 for the year ended December 31, 1999. This is due to acquisition of additional facilities made necessary as a result of expansion of AGI's business.

Selling and administrative expenses - Selling and administrative expenses increased by $857,701 to $1,822,369 for the year ended December 31, 2000 compared to $964,668 for the year ended December 31, 1999. The majority of the increase is due to AGI recruiting more staff to expand its business market not only in the Far East but also in the USA. Its marketing, promotional and communication expenses and other overhead increased correspondingly.

Interest and other income - Interest and other income increased by $60,043 to $64,725 for the year ended December 31, 2000 as compared to $4,682 for the year ended December 1999, The increase is primarily due to an increase in cash in the bank.

Provision for income taxes - Income tax increased by $94,134 to $167,655 in the year ended December 31, 2000 as compared to $73,521 for the year ended December 31, 1999. This increase in income tax is primarily due to an increase of taxable profit.

Foreign currency adjustment -AGI uses the currency of Hong Kong as the functional currency in its reported income statement. Transactions involving foreign currencies are translated at the approximate rates of exchange existing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the year end are retranslated at the approximate rates of exchange existing at that date. Translation differences are included in the income statement.

Liquidity and Capital Resources

AGI finances its operations and its capital expenditures primarily through cash flows from operations, issuance of common shares and use of cash on hand.

Its principal source of liquidity at December 31, 2000 consisted of $2,345,816 of cash and cash equivalent.

The increase of in total cash and cash equivalents during the year ended December 31, 2000 was largely attributable to profits generated from operations, combined with the issuance of common stock.

Pacific CMA believes that its current cash and cash equivalents balances and cash generated from operations will provide adequate working capital to fund its operations at anticipated levels through December 31, 2001.

Pacific CMA is now planning to focus on business to business mode using e-commerce technology. AGI strengthened its management control, expanded its market base and augmented forwarding services not only in Hong Kong but in Mainland China so as to capture what it anticipates will be an increase in demand for shipping services when the China joins into World Trade Organization, anticipated sometime in 2001.

Pacific CMA believes that due to its expansion in the China market, its revenues will continue to increase, subject to the regulations and rules of the Chinese government and economic conditions not experiencing any material change.

From inception through December 31, 2000, Pacific CMA had an accumulated profit of $1,547,131. Its profit to date has resulted primarily from operations and acquisition of business to expand its market share. Pacific CMA expects its operating profits to provide sufficient working capital for at least the next year for the expansion of logistic service centers. Pacific CMA expects to have quarter-to quarter and year-to-year fluctuations in revenues, expenses, profits, some of which could be significant. Other than this, Pacific CMA does not expect any significant elements of income or loss that do not arise from its operations.

Pacific CMA does not expect any material impact on its short term and long term liquidity. Its source of liquidity is primarily from profits generated from operation.

Pacific CMA does not have any material capital commitments.

On September 1, 2000, Pacific CMA issued 400,000 shares of stock valued at $0.098 per share to various senior staff and management consultants of AGI Logistics. These shares were issued as compensation for services.

ITEM 7. FINANCIAL STATEMENTS

PACIFIC CMA, INC.

Index to Financial Statements - December 31, 2000 and December 31, 1999

Independent Auditors' Report

Consolidated Statements of Operations

Consolidated Balance Sheet

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to the Financial Statements

Independent Auditors' Report

To the Board of Directors and Stockholders of Pacific CMA, Inc.

We have audited the accompanying consolidated balance sheets of Pacific CMA, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Moores Rowland

Chartered Accountants

Certified Public Accountants7

Hong Kong

Date: March 30, 2001

Pacific CMA, Inc.

Consolidated Statements of Operations

For the years ended December 31, 1999 and 2000

	1999 - US $	2000 - US $
Freight forwarding income	9,191,572	14,169,226
Cost of forwarding	(7,747,019)	(11,290,129)
Gross Profit	1,444,553	2,879,097
Operating Expenses Selling and administrative expenses Depreciation	(964,668) (47,009)	(1,822,369) (105,759)
Total operating expenses	(1,011,677)	(1,928,128)
Income from operations	432,876	950,969
Non-operating income (expenses) Interest and other income Interest expenses Amortization of goodwill	4,682 (754) -	64,725 (5,304) (1,537)
Net non-operating income	3,928	57,884
Income before income taxes	436,804	1,008,853
Provision for income taxes (note 5)	(73,521)	(167,655)
Net income	363,283	841,198
Other comprehensive loss Foreign currency translation adjustments	(2,217)	(695)
Comprehensive income	361,066	840,503
Net income per share
Weighted average number of shares outstanding (Note 3n) Basic Diluted	20,000,000 20,000,000	20,133,333 20,200,000
Net income per share of common stock- Basic and Diluted (Note 3n)	US$0.02	US$0.04

The financial statements should be read in conjunction with the accompanying notes.

Pacific CMA, Inc.

Consolidated Balance Sheet

For the years ended December 31, 1999 and 2000

	1999 - US $	2000 - US $
ASSETS
Current Assets Cash and cash equivalents Fixed deposits Trade receivables Deposits, prepayment and other debtor Due from related parties Due from a director (note 8) Tax refundable	93,050 - 1,834,695 201,962 368,624 52,137 -	2,345,816 27,708 2,753,215 168,870 - - 755
Total current assets Property, plant and equipment, net (note 4) Goodwill Deferred offering costs	2,550,468 170,026 - -	5,296,364 360,881 6,149 225,364
Total assets	2,720,494	5,888,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Trade payables

Accrued charges and other creditors

Deposit received

Due to a director (note 8)

Obligations under hire purchase contracts - current portion (note 6)

Income tax payable

	1,092,362 117,547 - - 4,925 132,004	1,984,381 193,004 12,382 1,913 49,222 89,557
Total current liabilities Obligations under hire purchase contracts - non-current portion (note 6) Deferred taxes	1,346,838 12,724 6,623	2,330,479 28,767 14,495
Total liabilities	1,366,185	2,373,741
Commitments and contingencies (note 7)
Stockholders' equity Common stock with no par value (note 1) Additional paid-in capital Other comprehensive loss Retained earnings	4,000 646,593 (2,217) 705,933	4,080 1,966,718 (2,912) 1,547,131
Total Stockholders' Equity	1,354,309	3,515,017
Total Liabilities and Stockholders' equity	2,720,494	5,888,758

The financial statements should be read in conjunction with the accompanying notes.

Pacific CMA, Inc.

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 1999 and 2000

	Ordinary Stock Number	Ordinary Stock US $	Additional paid-in capital US $	Other comprehensive loss US $	Retained earnings US $	Total US $
Balance as of January 1, 1999	20,000,000	4,000	641,318	-	342,650	987,968
Stockholders' contributions	-	-	5,275	-		5,275
Net income	-	-	-	-	363,283	363,283
Translation adjustments	-	-	-	(2,217)	-	(2,217)
Balance as of December 31, 1999	20,000,000	4,000	646,593	(2,217)	705,933	1,354,309
Stockholders' contributions	-	-	1,281,005	-	-	1,281,005
Net income	-	-	-	-	841,198	841,198
Translation adjustments	-	-	-	(695)	-	(695)
Balance as of December 31, 2000	20,400,000	4,080	1,966,718	(2,912)	1,547,131	3,515,017

The financial statements should be read in conjunction with the accompanying notes.

Pacific CMA, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 1999 and 2000

	1999 - US $	2000 - US $
Cash flows from operating activities: Net income	363,283	841,198
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation

Loss on disposal of property, plant and equipment

Amortization of goodwill

Amortization of organization costs

	47,009 1,879 - 40	105,759 4,114 1,537 -
Changes in working capital:

Tax refundable

Fixed deposits

Deposit received

Trade receivables

Deposits, prepayment and other debtor

Trade payables

Accrued charges and other creditors

Income tax payable

Deferred taxes

	- - - (158,145) (166,080) (68,512) 107,270 69,123 4,398	(1,510) (1,299) 12,382 (561,423) 39,336 568,849 66,519 (42,359) 7,876
Net cash provided by operating activities	200,265	1,040,979
Cash flows from investing activities:

Due from other related parties

Acquisition of subsidiaries

Acquisition of property, plant and equipment

Sales proceeds from disposal of property, plant and equipment

	(346,533) - (180,149) 1,156	368,436 (69,055) (221,389) 7,447
Net cash used in investing activities	(525,526)	85,439
Cash flows from financing activities: Capital element of hire purchase payments Advances from/to a director Issue of common stock Additional paid-in capital Deferred offering costs	(2,052) (1,189) - 5,275 -	(22,471) 54,023 80 1,320,125 (225,364)
Net cash provided by financing activities	2,034	1,126,393
Net increase (decrease) in cash and cash equivalents	(323,227)	2,252,811
Exchange differences	-	(45)
Cash and cash equivalents at beginning of year	416,277	93,050
Cash and cash equivalents at end of year	93,050	2,345,816

The financial statements should be read in conjunction with the accompanying notes.

Pacific CMA, Inc.

Notes to the Financial Statements

For the years ended December 31, 1999 and 2000

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was initially incorporated under the laws of the State of Colorado on December 29, 1994. After engaging in minimal activity related to its business plan, the Company's activities ceased in early 1995, and the Company became inactive until its reinstatement by the Colorado Secretary of State on September 25, 1998.

The Company's articles of incorporation authorize up to 100,000,000 shares of common stock, no par value per share. From the Company's date of inception to August 28, 2000, the Company had issued an aggregate of 12,000,000 shares of common stock.

On August 28, 2000, the Company acquired AGI Logistics (Hong Kong) Limited, a Hong Kong corporation ("AGI"). The acquisition was brought about by transactions that are memorialized in two agreements: (1) Stock Purchase Agreement, by Lam King Ko, Alfred ("Mr. Lam") and by the Selling Stockholders. Pursuant to the terms of the Stock Purchase Agreement, Mr. Lam purchased 9,000,000 shares of the Company's common stock from the selling stockholders. (2) Stock Exchange Agreement, by and between the Company's then-current management and an authorized representative of Buller Services Corporation, a British Virgin Islands International Business Company ("Buller"). Mr. Lam is the sole beneficial owner of Buller, which, prior to the Stock Exchange Agreement becoming effective, was the sole shareholder of AGI. Pursuant to the terms of the Stock Exchange Agreement, the Company acquired 15,000,000 shares of AGI's common stock from Buller, and, in exchange, the Company issued 8,000,000 shares of its common stock to Buller. AGI became a wholly owned subsidiary of the Company.

The acquisition of AGI, for accounting purposes, has been treated as the acquisition of the Company by AGI with AGI as the accounting acquirer ("reverse acquisition"). On this basis, the historical stockholders' equity amounts since January 1, 1999 has been retroactively restated to reflect the equivalent number of shares of common stock of the Company issued for acquisition with the difference between par value of the Company's and AGI's common stock reported in additional paid-in capital.

Immediately prior to the effectiveness of the agreements, the Company's issued and outstanding capitalization consisted of 12,000,000 shares of common stock and no shares of preferred stock. Immediately thereafter, it consisted of no shares of preferred stock and 20,000,000 shares of common stock of which 83% was owned by Mr. Lam.

From time to time, the Company may issue stock options pursuant to various agreements with other compensatory arrangements. Under the terms of various employment agreements with employees, the Company issued options to purchase 200,000 shares of the Company's common stock at an exercise price of $0.098 (the estimated fair market value on the date of grant was $0.098). The options vest over an 18-month period from the date of grant and expire on August 31, 2005.

The acquisition of Sparkle Shipping, Godown, Wharf & Transp. Co., Limited was a reorganization of companies under common control and has been accounted for effectively as a pooling of interests and the consolidated financial statements of the Company have been presented as if this subsidiary had been owned by the Company since its date of incorporation.

The acquisition of Guangzhou Huasheng International Forwarding Limited was made on January 2, 2000 at a consideration of US$12,840 and has been accounted for using the purchase method.

The following supplementary unaudited pro forma condensed consolidated statement of operations information for the years ended December 31, 1999 and 2000 give effect to the acquisitions of Guangzhou Huasheng International Forwarding Limited as if such acquisitions had occurred at the beginning of each period. All significant inter-company transactions have been eliminated.

The supplemental unaudited pro forma presentation does not purport to be indicative of what the Group's actual results would have been assuming the acquisitions mentioned above had been completed at the beginning of each period, nor does it purport to be indicative of results of operations that may be achieved in the future.

	1999 - US $	2000 - US $
Operating revenue	10,329,230	14,169,226
Operating income before interest and income tax	410,505	949,432
Net interest income	19,094	59,421
Income before income taxes	429,599	1,008,853
Income tax expense	(74,276)	(167,655)
Net income	355,323	841,198
Other comprehensive income	(2,217)	(695)
Comprehensive income	353,106	840,503
Net income per share	US $0.02	US $0.04
Shares used in computing net income per share	20,000,000	20,133,333

The details of the subsidiaries and their principal activities as of the date of this report are summarized below:

Name of Company	Date of Formation	Place of Incorporation	Equity Interest Owned by Company Directly	Equity Interest Owned by Company Indirectly	Principal activities
AGI Logistics (Hong Kong) Limited	August 12, 1998	Hong Kong	100%	-	Freight forwarding
Sparkle Shipping, Godown, Wharf & Transp. Co., Limited	June 2, 1999	Hong Kong	-	100%	Freight forwarding
Guangzhou Huasheng International Forwarding Limited	December 2, 1998	Hong Kong	-	100%	Freight forwarding
AGI Logistics (Shenzhen) Limited	July 26, 2000	Peoples' Republic of China	-	100%	Freight forwarding

2. STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by APB Opinion No.25, "Accounting for Stock Issued to Employees." The pro forma effect of applying the SFAS 123 fair value method of measuring compensation costs to the Company's stock-based awards was not significant to reported net income and earnings per share. All of the Company's share options are granted at not less than market value.

Changes in outstanding options under the employee stock options are as follows:

	1999 Options	1999 Weighted-Average Exercise Price US $	2000 Options	2000 Weighted-Average Exercise Price US $
Granted during the year and outstanding (exercisable) at end of year	-	-	200,000	0.098

As of December 31, 2000, the weighted-average exercise price of all outstanding options were US $0.098 and the weighted-average remaining contractual life was 3.17 years.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of consolidation

The consolidated financial statements include the financial information of the Company, its majority-owned and controlled subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

(b) Statement of cash flows

For the purposes of the statement of cash flows, the Group considers all highly liquid debt instruments with an original maturity within three months to be cash equivalents.

(c) Deferred offering costs

Costs incurred in connection with the Group's proposed public offerings are being deferred. Such amounts will be offset against the proceeds of the offering, if the offering is successful or expensed in operations, if the offering is unsuccessful or to the extent such costs exceed the expected capital to be raised.

(d) Property, plant and equipment and depreciation

Property, plant and equipment is stated at cost less accumulated depreciation.

The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditures incurred after the assets have been put into operation, such as repairs and maintenance and overhaul costs, are normally recognized as expenses in the period in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

Depreciation is provided to write off the cost of property, plant and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the straight-line method at the following rate per annum:

Furniture and fixtures - 3 years

Office equipment - 3 years

Motor vehicles - 3 years

The Group recognizes an impairment loss on property, plant and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

e) Revenue recognition

Revenue represents income arising from freight forwarding services which is recognized when the relevant services are provided by reference to the date of shipment.

(f) Leased assets

A hire purchase contract is a contract for hire of an asset which contains provision giving the hirer an option to acquire legal title to the asset upon the fulfilment of certain conditions stated in the contract. Property, plant and equipment held under hire purchase contracts are capitalized at their fair values at the date of acquisition. The corresponding liabilities to the hirer, net of interest charges, is included in the balance sheet as a hire purchase obligation and categorized under current or non-current liabilities.

Depreciation is provided on the cost of the assets on a straight-line basis over their estimated useful lives as set out in note 3(d) above. Finance charges implicit in the purchase payments are charged to the statement of operations over the periods of the contracts so as to produce an approximately constant periodic rate of charge on the remaining balances of the obligations for each accounting period.

(g) Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recognized as an expense on the straight-line basis over the lease terms.

(h) Income taxes

Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in Hong Kong.

The Company and its subsidiaries did not carry on any business in the United States of America. No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and / or losses of the Company and its subsidiaries has been provided as the earnings of the subsidiaries, in the opinion of the management, will be reinvested indefinitely.

The Group provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements.

(i) Foreign currency translation

The Company and its subsidiaries maintain their accounting books and records in Hong Kong Dollars ("HK$") and transactions involving foreign currencies are translated at the approximate rates of exchange existing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the year end are retranslated at the approximate rates of exchange existing at that date. Translation differences are included in the statement of operations.

(j) Uses of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Group's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual amounts could differ from those estimates.

(k) Related party

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

(l) Fair value of financial instruments

The estimated fair values for financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Group's financial instruments, which include cash trade receivables, trade payables and advances due from / to a director and related parties approximate their carrying value in the financial statements.

(m) Segment reporting

The Group adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Group's results of operations and financial position were affected by the implementation of SFAS No. 131 as it operates in more than one line of business. Segment information is disclosed in note 14 to the financial statements.

(n) Net income per share

According to the requirements of SFAS No. 128, "Earnings Per Share"("EPS"), basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of shares outstanding is adjusted to include estimates of additional shares that would be issued if potentially dilutive common shares had been issued. In addition, income available to common stockholders is adjusted to include any changes in income or loss that would result from the assumed issuance of the dilutive common shares.

The calculation of basic and diluted EPS are as follows:

	1999	1999	1999	2000	2000	2000
	Income US $	Shares	Per- Share Amount US $	Income US $	Shares	Per - Share Amount US $
Net income	363,283			841,198
Basic EPS Income available to common stockholders	363,283	20,000,000	0.02	841,198	20,200,000	0.04
Effect of Dilutive Securities Stock Options	-	-		327	66,667
Diluted EPS Income available to common stockholders and assumed conversions	363,283	20,000,000	0.02	841,525	20,200,000	0.04

Stock options were granted to purchase 200,000 shares of common stock at an exercise price of US$0.098 on September 1, 2000, which will expire on August 31, 2005 and were still outstanding at the end of year 2000.

(o) Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is amortised on a straight-line method over 5 years.

(p) Accounting pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Group's financial statements.

	1999 US $	2000 US $
Office Equipment	37,425	142,579
Furniture and fixtures	116,122	219,076
Motor vehicles	66,330	154,015
Container	-	769
Less: Accumulated Depreciation	(49,851)	(155,558)
Net book value	170,026	360,881

As of December 31, 1999, the cost and accumulated depreciation of property, plant and equipment held under a hire purchase contract amounted to approximately US$19,701 and US$3,284 respectively. As of December 31, 2000, the corresponding amounts are US$93,523 and US$22,757 respectively.

5. INCOME TAXES

Income tax expense is comprised of the following:

	1999 US $	2000 US $
Current taxes Deferred taxes	69,123 4,398	159,780 7,875
Income tax expense	73,521	167,655

The Group is subject to income taxes on income arising in or derived from the tax jurisdiction in which it is domiciled and operates and accordingly, it is subject to Hong Kong profits tax at a current rate of 16% (1999: 16%).

A reconciliation of the income tax provision to income taxes computed using the Hong Kong statutory income tax rate is summarized below:

	1999 US $	2000 US $
Income before income taxes Hong Kong statutory tax rate	436,804 16%	1,008,853 16%
Tax at Hong Kong statutory rate	69,889	161,416
Permanent differences on tax computation - tax losses unlikely to be relieved in the foreseeable future - non-deductible expenses - non-taxable income	4,154 118 (640)	6,272 6,838 (6,871)
Income tax provision	73,521	167,655

The Group's deferred income taxes at December 31, 1999 and 2000 comprise mainly the tax effect on temporary differences in respect of the excess of tax allowances over depreciation provided on the Group's property, plant and equipment.

6. OBLIGATIONS UNDER HIRE PURCHASE CONTRACT

The Group hires motor vehicles under hire purchase contracts. The scheduled future minimum lease payments are as follows:

	1999 US $	2000 US $
Payable during the following period: Within one year Over one year but not exceeding two years Over two years but not exceeding three years Over three years but not exceeding four years	6,753 6,753 6,753 3,929	57,407 30,585 3,927 -
Total minimum lease payments Less: amount representing interest	24,134 6,485	91,919 13,930
Present value of net minimum lease payments	17,649	77,989

7. COMMITMENTS AND CONTINGENCIES

Commitments under operating leases:

The Group had outstanding commitments not provided for under non-cancellable operating leases in respect of land and buildings, the portion of these commitments which are payable in the following years is as follows:

2000 US $
2000 2001 2002 2003 2004	- 95,666 67,144 17,303 180
Total operating lease commitments	180,293

Contingencies

The Group has pledged fixed deposits of US$27,708 to secure a guarantee of US$25,681 given by a bank to third parties.

8. RELATED PARTY TRANSACTIONS

During the year, the Group had the following transactions with related parties:

	1999 US $	2000 US $
Acquisition of a subsidiary from directors of company	-	(12,849)
Payment of freight cost to companies controlled by directors of the Company	(26,396)	(18,476)
Received freight income from companies controlled by directors of the Company	8,679	26,956
Received interest income from a company controlled by directors of the Company	-	10,700

(a) As of December 31, 1999 and 2000, the Company's directors have beneficial interests in the Company and all aforementioned related parties.

(b) Certain general and administrative expenses incurred by the Group during the period on behalf of the related parties were reimbursed by the respective related parties at cost.

(c) The Group received / made certain advances from / to a director. The balances due / from to the Group as of December 31, 1999 and 2000 were unsecured, interest-free and have no fixed repayment terms.

9. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	1999 US $	2000 US $
Cash paid for: Income taxes Interest expenses	- 754	203,648 5,304

  OTHER SUPPLEMENTAL INFORMATION

The following items are included in the consolidated statements of operations.

	1999 US $	2000 US $
Interest income	5,187	53,774
Rental expenses under operating leases	89,794	188,552
Hire of other assets under operating leases	1,990	2,157

  DISTRIBUTION OF PROFIT

In the opinion of management, any undistributed earnings of the Company and its subsidiaries will be reinvested indefinitely.

  RETIREMENT PLAN

The Group did not operate any retirement plan before December 2000. Following the implementation of the Mandatory Provident Fund ("MPF") in Hong Kong with effect from December 2000, the Group operates a MPF plan for its Hong Kong employees. The assets of the MPF are held separately from those of the Group in a provident fund managed by an independent trustee. The Group is required to make contributions to the MPF in January 2001 and accordingly, no pension expenses have been incurred by the Group during the years ended December 31, 1999 and 2000.

  OPERATING RISKS

a) Concentration of credit risk

The Group provided forwarding services to a number of customers. Details of individual customers accounting for more than 5% of the Group's sales appear in note 14(c).

	1999%	2000%
Customer A Customer B Customer C Customer D Customer E Customer F	- 20 - - 8 8	9 8 7 5 - -
	36	29

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentration of credit risk (whether on or off balance sheet) arose from the Group's major customers and related companies but the directors, in their opinion, consider that the risk of recoverability of the unreserved receivable is minimal.

b) Concentration of suppliers

The Group sourced forwarding services from a number of suppliers. Details of individual suppliers accounting for more than 5% of the Group's cost of sales appear in note 14 (d).

Concentration of account payable as of December 31, 1999 and 2000 are as follows:

	1999%	2000%
Supplier G Supplier H Supplier I Supplier J Supplier K Supplier L	15 6 9 7 6 6	23 11 - - - -
	49	34

  SEGMENTS OF THE BUSINESS

  Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding, and (iii) land forwarding services. The following table summarizes the Group's operations during the year ended December 31, 1999 and 200 analyzed into air, sea and land forwarding services.

	Air forwarding 1999 US $	Air forwarding 2000 US $	Sea forwarding 1999 US $	Sea forwarding 2000 US $	Land forwarding 1999 US $	Land forwarding 2000 US $	Total 1999 US $	Total 2000 US $
Turnover	7,516,402	9,464,981	1,655,210	4,616,022	19,960	88,223	9,191,572	14,169,226
Cost of sales	(6,520,466)	(8,031,760)	(1,210,142)	(3,185,126)	(16,411)	(73,243)	(7,747,019)	(11,290,129)
Gross Profit	995,936	1,433,221	445,068	1,430,896	3,549	14,980	1,444,553	2,879,097
Depreciation	(13,803)	(26,236)	(33,206)	(57,604)	-	(14,053)	(47,009)	(97,893)
Interest income	3,557	26,727	1,630	26,108	-	939	5,187	53,774
Interest expenses	-	-	-	-	-	(3,495)	-	(3,495)
Other segment expenses attributable to segment	(399,572)	(698,958)	(199,303)	(301,049)	-	(58,959)	(598,875)	(1,058,966)
Taxation	(50,730)	(83,895)	(22,791)	(83,760)	-	-	(73,521)	(167,655)
Segment income	535,388	650,859	191,398	1,041,591	3,549	(60,588)	730,335	1,604,862
Net other unallocated expenses *							(367,052)	(763,464)
Net income							363,283	841,198

* The amounts comprised general administration expenses such as office overheads for which it was impracticable to make an allocation into each reportable segment.

  Geographical segments

The table below summarized the Group's turnover during the year ended December 31, 1999 and 2000 and total assets as of that date analyzed into geographical locations:

	1999 US $	2000 US $
Turnover North America Europe Asia	4,443,006 160,628 4,587,938	5,377,669 35,800 8,755,757
TOTAL	9,191,572	14,169,226

	1999 US $	2000 US $
Total assets North America Europe Asia	1,403,913 1,761 1,314,820	1,709,667 4,019 4,175,072
TOTAL	2,720,494	5,888,758

  Details of individual customers accounting for more than 5% of the Group's sales are as follows:

	1999%	2000%
Major customer
M	-	5

  Details of individual suppliers accounting for more than 5% of the Group's cost of sales are as follows:

	1999%	2000%
Major suppliers G H K N O P	- - - 19 12 5	13 8 7 - - -
	36	28

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 15, 2001, the Board of Directors appointed the firm of Moores Rowland of 33 Hysan Avenue, Hong Kong, as independent auditors for the fiscal year ended December 31, 2000. The Company's auditors for previous years had been Comiskey & Company of Denver, Colorado. There were no disagreements with Comiskey & Company on any matter of accounting principles or practices, financial statements or disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name	Age	Positions Held and Tenure
Alfred Lam	48	President and a Director since December 31, 2000
Louisa Chan	43	Director since December 31, 2000
Scott Turner	47	Director since December 31, 2000

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

Alfred Lam

Mr. Lam, President and a Director, is responsible for the Company's administration, management, and strategic planning. He has a bachelor's degree in business administration from the Chinese University of Hong Kong. Mr. Lam's twenty-two years of experience in the freight forwarding industry has enabled him to establish solid business relationships with airlines, shipping lines, overseas agents and customers. From 1993 to 1997, Mr. Lam was Chairman and Managing Director of AWT World Transport (Far East) Limited. In 1998, he founded AGI Logistics (Hong Kong) Limited. Prior to that, he was Chairman of a public freight forwarding company.

Scott Turner

Mr. Turner, a Director, has over 26 years of experience in the freight forwarding industry. He is a co-founder of Airgate International Corporation. He is the company's principle consultant, and has been president of Airgate International Corporation since 1995.

Louisa Chan

Ms. Chan, a Director, was director of AWT World Transport (Far East) Limited from 1994 to 1995. She has a Diploma of Accounting.

Compliance With Section 16(a) of the Exchange Act.

Ms. Louisa Chan, a director of the Company, has not filed an Initial Statement of Beneficial Ownership of Securities on Form 3, but plans to file this form within the current quarter. Ms. Chan does not own any shares.

ITEM 10. EXECUTIVE COMPENSATION

The Company has agreed to pay Mr. Lam a salary of $50,000 for the year ending December 31, 2001. Neither Mr. Turner nor Ms. Chan received any remuneration for their services as directors, and there are no plans to compensate them for the fiscal year ending December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Alfred Lam(1) Unit D, 11/F, Garment Center 576-586 Castle Peak Road Cheung Sha Wan, Kowloon, Hong Kong	17,000,000	83.33%
Louisa Chan(1) Unit D, 11/F, Garment Center 576-586 Castle Peak Road Cheung Sha Wan, Kowloon, Hong Kong	0	**
Scott Turner(1) Airgate International Corp. 15304 Rockaway Blvd. Jamaica, NY 11434	0	**
All directors and executive officers ( 3 persons)	17,000,000	83.33%

(1) The person listed is an officer, director, or both, of the Company.

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

Conflicts of Interest

Mr. Alfred Lam and Ms. Louisa Chan will devote 100% of their professional time to the affairs of the Company. Mr. Scott Turner, who is also President of Airgate International Corporation, will devote a portion of his time to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No. Document

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 14, 1999).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 14, 1999).

4.1 Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 14, 1999).

(b) There were no reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2000.

SIGNATURE

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PACIFIC CMA, INC.

By: /S/ ALFRED LAM

Alfred Lam, President and a Director

By: /S/ LOUISA CHAN

Louisa Chan, Director

By:/S/ SCOTT TURNER

Scott Turner, Director

Date: April 13, 2001