Form 10QSB
period 2001-03-31
PACIFIC CMA INC
filed 2001-05-15
CIK 1071775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2001.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2001, there were 20,742,000 shares outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

PACIFIC CMA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2001

PACIFIC CMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		(Unaudited)
	December 31, 2000	March 31, 2001
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	2,345,816	1,418,784
Fixed deposits	27,708	28,352
Trade receivables	2,753,215	2,438,717
Loan receivable	-	115,385
Deposits, prepayment and other debtor	168,870	273,857
Tax refundable	755	754
Total current assets	5,296,364	4,275,849

Property, plant and equipment, net	360,881	357,200
Goodwill	6,149	5,755
Deferred offering costs	225,364	225,017

Total assets	5,888,758	4,863,821

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
December 31, 2000	March 31, 2001
US$	US$

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	1,984,381	989,303
Accrued charges and other creditors	193,004	53,061
Deposit received	12,382	-
Due to a director	1,913	1,628
Obligations under hire purchase contracts - current portion	49,222	28,633
Income tax payable	89,577	66,089

Total current liabilities	2,330,479	1,138,714
Obligations under hire purchase contracts non-current portion	28,767	16,436
Deferred taxes	14,495	14,473

Total liabilities	2,373,741	1,169,623

Stockholders' equity
Common stock with no par value	4,080	4,080
Additional paid-in capital	1,966,718	2,042,218
Other comprehensive loss	(2,912)	(8,325)
Retained earnings	1,547,131	1,656,225

Total stockholders' equity	3,515,017	3,694,198

Total liabilities and stockholders' equity	5,888,758	4,863,821

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three months ended March 31, 2000	(Unaudited) Three months ended March 31, 2001
	US$	US$

Freight forwarding income	2,535,831	2,324,610

Cost of forwarding	(1,884,813)	(1,748,896)

Gross profit	651,018	575,714

Operating expenses
Selling and administrative expenses	(378,232)	(443,495)
Depreciation	(18,752)	(44,085)

Total operating expenses	(396,984)	(487,580)

Income from operations	254,034	88,134

Non-operating income (expenses)
Interest and other income	6,014	25,229
Interest expenses	(879)	(3,885)
Amortization of goodwill	(384)	(384)

Net non-operating income	4,751	20,960

Income before income taxes	258,785	109,094

Provision for income taxes	-	-

Net income	258,785	109,094

Other comprehensive income (loss)
Foreign currency translation adjustments	2,612	(5,413)

Comprehensive income	261,397	103,681

Net income per share

Weighted average number of shares outstanding
Basic	20,000,000	20,489,256

Diluted	20,000,000	20,689,256

Net income per share of common stock Basic and Diluted	0.013	0.005

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) March 31, 2000	(unaudited) March 31, 2001
US$	US$
Cash flows from operating activities:
Net income	258,785	109,094

Adjustments to reconcile net income to net cash
provided by (used in) by operating activities
Depreciation	18,752	44,085
Amortization of goodwill	384	384
Loss on disposal of property, plant and equipment	-	14,879

Changes in working capital:
Deposits received	-	(12,363)
Accounts receivable	(9,475)	310,263
Deposits, prepayment and other debtor	11,483	(105,247)
Accounts payable	(53,476)	(983,930)
Accrued charges and other creditors	(90,234)	(147,746)
Tax payable	-	(23,350)
Net cash provided by (used in) operating activities	136,219	(793,931)

Cash flows from investing activities:
Loan receivable	-	(115,385)
Due from other related parties	(278,320)	-
Acquisition of subsidiaries	(69,223)	-
Acquisition of property, plant and equipment	(5,245)	(69,941)
Sale proceed from disposal of property, plant and equipment	-	14,103
Net cash used in investing activities	(352,788)	(171,223)

Cash flows from financing activities:
Fixed deposits	-	(687)
Capital element of hire purchase payments	(2,950)	(32,799)
Advances from/to a director	(554,107)	(282)
Additional paid-in capital	1,281,318	75,500
Net cash provided by financing activities	724,261	41,732

Net increase (decrease) in cash and cash equivalents	507,692	(923,422)
Exchange difference	1,270	(3,610)
Cash and cash equivalents at beginning of period	93,050	2,345,816

Cash and cash equivalents at end of period	602,012	1,418,784

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") as of December 31, 2000 and March 31, 2001and for the three months ended March 31, 2000 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the condensed consolidated financial statements have been made.

The condensed consolidated statement of operations for the three months ended March 31, 2001 is not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K filed on March 30, 2001.

Note 2. Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States of America, are excluded from net income. For the Group, the components of comprehensive income consist of net income and foreign currency translation gains and losses resulting from the translation of subsidiaries' financial statements denominated in currencies other than United States dollars into United States dollars.

The components of total comprehensive income for the three months ended March 31, 2000 and 2001 are presented in the following table:

	(unaudited) 2000	(unaudited) 2001
	US$	US$
Net income	258,785	109,094
Other comprehensive income (loss)
Foreign currency translation adjustments	2,612	(5,413)
Comprehensive income	261,397	103,681

Note 4. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share

(unaudited)	(unaudited)
Three Months Ended March 31, 2000	Three Months Ended March 31, 2001
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	US$		US$	US$		US$

Net Income	258,785			109,094

Basic EPS
Income available to common stockholders	258,785	20,000,000	0.013	109,094	20,489,256	0.005

Effect of Dilutive Securities
Stock options	-	-		245	200,000

Diluted EPS
Income available to common stockholders and assumed conversions	258,785	20,000,000	0.013	109,339	20,689,256	0.005

Stock options were granted to purchase 200,000 shares of common stock at an exercise price of US$0.098 on September 1, 2000. These options are still outstanding at the end of March 31, 2001 and will expire on August 31, 2005.

Note 5. Common Stock

As of December 31, 2000, the Company's authorized capital stock comprised of 100,000,000 shares of common stock, no par value and 10,000,000 shares of preferred stock, no par value. As of the same date, the Company's issued and outstanding capital stock comprised of 20,400,000 shares of common stock and no shares of preferred stock.

During the period from February, 20, 2001 to March 31, 2001, an aggregate of 342,000 shares of common stock has been issued at a price of US$0.25 per share pursuant to a plan of private placement. The proceeds from this issue, net of issuing expenses of US$10,000, was credited to additional paid-in-capital.

As a result, at March 31, 2001, the Company's issued and outstanding capital stock comprised of 20,742,000 shares of common stock and no shares of preferred stock.

Subsequent to March 31, 2001, the private placement continued. Up to April 30, 2001, a further 191,300 shares of common stock has been issued at a price of US$0.25 per share.

Details of the private placement are documented in the private placement memorandum dated March 31, 2001. On May 8, 2001, the Company filed a registration statement with the Securities and Exchange Commission for the purpose of registering for resale the aggregate number of 533,300 shares of common stock sold pursuant to the private placement memorandum. The registration statement has not yet been declared effective.

Note 6. Contingencies

The Group has pledged fixed deposits of US$28,352 to secure a guarantee of US$25,681 given by a bank to third parties.

Note 7. Segment Information

The Group operates in three business segments. The accounting policies adopted by the Group for segment reporting are described in the summary of significant accounting policies in the Company's on Form 10-K filed for the year ended December 31, 2000.

The following table summarized the selected segment data for the three months ended March 31, 2000 and 2001:

Air Forwarding	Sea Forwarding	Land Forwarding	Total
2000	2001	2000	2001	2000	2001	2000	2001
US$	US$	US$	US$	US$	US$	US$	US$
Turnover	1,734,300	1,610,438	798,761	684,810	2,770	29,362	2,535,831	2,324,610
Cost of sales	(1,433,180)	(1,206,248)	(413,848)	(522,215)	(37,785)	(20,433)	(1,884,813)	(1,748,896)
Gross Profit (loss)	301,120	404,190	384,913	162,595	(35,015)	8,929	651,018	575,714
Depreciation	(8,688)	(6,760)	(2,172)	(7,471)	(1,036)	(5,502)	(11,896)	(19,733)
Other segment expenses attributable to segment	(134,710)	(141,282)	(42,137)	(55,050))	(10,665)	(29,044)	(187,512)	(225,376)
Segment income (loss)	157,722	256,148	340,604	100,074	(46,716)	(25,617)	451,610	330,605
Net other unallocated expenses	(192,825)	(221,511)
Net income	258,785	109,094

Note 8. Related Party Transactions

During the periods from January 1 to March 31, 2000 and 2001, the Group had the following balances and transactions with related parties:

	(unaudited) 2000 US$	(unaudited) 2000 US$
Loan to a company controlled by the director of the Company	-	115,385
Payment of freight cost to companies controlled by directors of the Company	-	15,104
Received freight income from companies controlled by directors of the Company	1,483	368
Received interest income from a company controlled by directors of the Company	-	1,316

  As of Decembert 31, 2000 and March 31, 2001, the Company's directors have beneficial interests in the Company and all the aforementioned related parties.

  Certain general and administrative expenses incurred by the Group during the period on behalf of the related parties were reimbursed by the respective related parties at cost.

  The Group received / made certain advances from / to a director. The balances due to the Group as of December 31, 2000 and March 31, 2001 were unsecured, interest-free and have no fixed repayment terms.

  Loan to a related company as of March 31, 2001 is unsecured, bears interest at 6% p.a. and has no fixed repayment terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion is applicable to the Company's financial condition and results of operations for the three-month periods ended March 31, 2001, and March 31, 2000.

The Company operates an integrated logistics business through its subsidiaries. The Company's principal services are airfreight forwarding, ocean freight forwarding, feeder services from and to China, warehousing and trucking.

Overall, the Company's net results during the quarter were adversely affected by weakness in the global economy and the increased overhead of the Company. Traditionally, it is the low season for the freight forwarding industry in Hong Kong for the first quarter compared to other quarters of the year due to the Lunar New Year holiday.

During the first quarter of 2001, new developments have been made with respect to the following:

- Development of new container feeder line to Gaolan, Zhuhai International Container Terminals and opening representative office in Zhubai.

- Airfreight office and warehouse moved to new facilities, nearly doubling the warehousing capacity at Chek Lap Kok airport.

- Became members of IATA, FIATA and HAFFA in January 2001.

RESULTS OF OPERATIONS

REVENUE

Revenue for the quarter decreased 8.33% to US$2,324,610 in 2001 from US$2,535,831 in 2000. During the first quarter of 2000, there was high demand for shipment of electronic goods, such as computer equipment and toys, because of the Y2K issue. As a result, freight revenue was high in the first quarter of 2000. In 2001, revenue decreased to a more normal level as compared to that of 2000.

Airfreight operation: Revenue from airfreight operations decreased 7.14% to US$1,610,438 in the first quarter of 2001 as compared to US$1,734,300 in 2000. Competitive pressure on pricing and the slowdown in the economy combined to affect the performance of the airfreight operation. The decreased air export traffic, the primary contributor to airfreight forwarding revenue, reflects a soft air outbound market, particularly in January and February, due to lower activity levels from the customer base.

Sea freight operation: Revenue from sea freight operations decreased 14.27% to US$684,810 in the first quarter of 2001 as compared to US$798,761 in 2000. This decrease reflects the slowdown in the economy that resulted in declining volumes, particularly in exports from Asia to the United States. Another development adversely affecting revenues was the increased tonnage capacity deployed by the carriers at the same time as demand in the market was weakening, which resulted in reductions in rates. The increased tonnage capacity deployed by the carriers also contributed to lower direct costs, thereby partially offsetting the adverse impact on net revenue of lower volumes and lower rates.

Trucking: Revenue from trucking increased from US$2,770 in the first quarter of 2000 to US$29,362 in 2001. The Company has been devoting more effort to the trucking business by exploring more potential customers during the first quarter of 2001. In order to reduce fixed costs, the Company has been using more sub-contractors rather than using its own vehicles for delivery of goods.

COST

Costs for the Company decreased 7.21% to US$1,748,896 in the first quarter of 2001 from US$1,884,813 in 2000. This was due to an overall decrease of cargo volume which induced a decrease in airline handling volume. As a result of the decrease in volume, vendors were willing to cut their prices, thereby lowering the Company's costs.

GROSS MARGIN

Gross margin decreased 11.57% to US$575,714 in 2001 from US$651,018 in 2000. As a percent of revenue, gross margin decreased to 24.77% from 25.67% in 2000. The decrease in gross margin was due to the competitive pressure on pricing and the effect of the slowdown in the economy.

INTEREST AND OTHER INCOME

Interest and other income increased from US$6,014 to US$25,229. This was due to the fact that the Company had more cash resources invested in fixed deposits in order to generate stable and low risk interest income.

INTEREST EXPENSES

Interest expenses increased 342.98% to US$3,885 in 2001 from US$879 in 2000. The increase in interest expenses is due primarily due to the fact that one more hire purchase creditor existed in 2001, which increased the hire charges.

AMORTIZATION OF GOODWILL

Amortization of goodwill remained constant at US$384 in both 2001 and 2000.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased 17.25% to US$443,495 in 2001 from US$378,232 in 2000. The following factors caused the increase in selling and administrative expenses.

Salaries and allowances: Salaries and allowances increased by 19.45% from US$172,095 to US$205,571. The number of employees of the Group was relative constant for the two quarters, totalling about 50 people. The increased salaries were due to the salary increment adopted April 2000.

Depreciation: Depreciation increased from US$18,752 in 2000 to US$44,085 in 2001. The increase in depreciation expense was the result of acquiring new fixed assets during the period from April 2000 to March 2001. The largest amounts expended for new fixed assets were for the decoration of offices, design for the I.T. system, and for computer hardware and software.

Disposal of fixed assets: The Company disposed of a 44-ton tractor and a semi-trailer on March 30, 2001, causing a loss of US$6,482. The Company chose to dispose of the tractor because of ongoing expenses of repair and maintenance, and the fact that revenue from this tractor was not satisfactory in management's view. The Company s airfreight office moved to larger premises at Chek Lap Kok airport on February 28, 2001, and disposed of the fixtures at the old office location, causing a loss of US$8,397.

Mandatory provident fund: Following the implementation of the Mandatory Provident Fund

("MPF") in Hong Kong which became effective in December 2000, the Company now maintains an MPF plan for its Hong Kong employees. The assets of the MPF are held separately from those of the Company in a provident fund managed by an independent trustee. The Company was required to make contributions to the MPF beginning in January 2001, and during the first quarter those contributions totaled US$11,993.

Repair and maintenance: Repair and maintenance increased from US$114 in 2000 to US$3,580 in 2001. The increase in repair and maintenance expenses related to the move of the Company's offices at Chek Lap Kok airport in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures through cash flows from operations and new issuances of share capital.

Cash used in operating activities for the three months ended March 31, 2001 was US$793,931, compared to the cash inflow from operating activities of US$136,219 for the three months ended March 31, 2000. The increase in use of cash was the result of the Company's prompt payment to its vendors, and slow collection from its overseas agents. There was also Hong Kong profits tax paid in the amount of US$23,350.

Cash used in investing activities decreased from US$352,788 in 2000 to US$171,223 in 2001. In 2000, the Company had more funds devoted to investing activities because of its acquisition of subsidiaries and amounts due to related parties. However, in 2001, there was a loan receivable from a related company with an interest at 6% p.a., with a principal amount of US$115,385.

Cash obtained from financing activities was US$724,261 in 2000, and US$41,732 in 2001. The cash obtained in 2000 was due to the increase of additional paid-in capital as a result of the acquisition of subsidiaries. From January 1, 2001 to March 31, 2001, 342,000 of common stock were sold as part of the Company's private placement, resulting in gross proceeds of US$75,500.

Overall, there was a net increase in cash and cash equivalents in 2000 of US$507,692 as compared to a net decrease in cash and cash equivalents in 2001 of US$923,422. In the future, the Company intends to devote more effort to management of its working capital resources.

OTHER RISK FACTORS

The Company's ability to provide service to its customers is highly dependent on its ability to maintain good working relationships with a variety of entities such as airlines, steamship carriers and governmental agencies. Any breakdown in these working relationships would have an adverse effect on Company operations.

Changes in space allotments available from carriers, governmental deregulation efforts, regulations governing the Company's products, and/or the international trade and tariff environment could affect the Company s business in unpredictable ways.

Management believes the Company's business has not been significantly or adversely affected by inflation in the past. Historically, the Company has generally been successful in passing cost increases to its customers by means of price increases. However, competitive marketplace conditions could impede the Company's ability to pass on future cost increases to customers and could erode the Company's operating margins.

The Company continues to assess and improve financial controls. The Company is negotiating with the banks to get credit facilities for future financial needs.

Additional risks and uncertainties which could adversely effect Company operations include:

  Lower space allotments available from carriers.
  Governmental deregulation efforts, regulations governing the Company's products and/or the international trade and tariff environment adversely affecting our ability to provide services to customers.
  Competitive marketplace conditions impeding the ability of the Company to pass future cost increases to customers.
  Dependence of the Company on international trade resulting from favorable worldwide economic conditions.
  Dependence of the Company on retention and addition of significant customers.
  The ability to recruit and retain skilled employees in a tight labor market.
  The ability of the Company to develop and implement information systems to keep pace with the increasing complexity and growth of the Company's business.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, AGI may become involved in legal proceedings occurring in the ordinary course of business. Subject to the uncertainties inherent in any litigation, AGI believes that there are no pending or threatened proceedings that are reasonably likely to result in a material adverse change in AGI's financial condition or operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the first quarter ending March 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed during the quarter ended March 31, 2001:

  Current report on Form 8-K , dated March 15, 2001, filed with the US Securities and Exchange Commission to report a change in certifying accountants.

  Current report on Form 8-K/A , date March 15, 2001, filed with the US Securities and Exchange Commission to report the response of the previous auditor to the Company's report of a change in certifying accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CMA, INC.

By: /S/ ALFRED LAM

Alfred Lam, President and Director

By: /S/ SCOTT TURNER

Scott Turner, Director

By: /S/ LOUISA CHAN

Louisa Chan, Director

Date: May 15, 2001