Form 10QSB
period 2001-06-30
PACIFIC CMA INC
filed 2001-08-14
CIK 1071775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2001.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2001, there were 20,933,300 shares outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

PACIFIC CMA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended June 30, 2001

PACIFIC CMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2001	2000
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	2,117,433	2,345,816
Fixed deposits	28,352	27,708
Trade receivables	2,370,229	2,753,215
Loan receivable	115,385	-
Deposits, prepayment and other debtors	213,372	168,870
Due from other related parties	204,487	-
Tax refundable	-	755
Total current assets	5,049,258	5,296,364

Property, plant and equipment, net	406,439	360,881
Goodwill	5,372	6,149
Deferred taxes	13,526	-
Deferred offering costs	225,018	225,364

Total assets	5,699,613	5,888,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	1,113,233	1,984,381
Bills payable	96,356	-
Accrued charges and other creditors	329,333	193,004
Deposit received	-	12,382
Due to a director	189	1,913
Obligations under hire purchase contracts, current portion	49,573	49,222
Unsecured bank loan, current portion	58,403	-
Income tax payable	133,512	89,577

Total current liabilities	1,780,599	2,330,479
Obligations under hire purchase contracts non-current portion	47,668	28,767
Unsecured bank loan, non-current portion	31,340	-
Deferred taxes	-	14,495
Total liabilities	1,859,607	2,373,741

Stockholders' equity
Common stock with no par value	4,080	4,080
Additional paid-in capital	2,090,043	1,966,718
Other comprehensive loss	(8,324)	(2,912)
Retained earnings	1,754,207	1,547,131

Total stockholders' equity	3,840,006	3,515,017

Total liabilities and stockholders' equity	5,699,613	5,888,758

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Six months ended June 30,		Three months ended June 30,
	2001	2000	2001	2000
	US$	US$	US$	US$

Freight forwarding income	5,220,743	6,221,876	2,896,133	3,694,503

Operating expenses
Cost of forwarding	(3,953,714)	(4,755,838)	(2,204,818)	(2,877,312)
Selling and administrative expenses	(979,421)	(806,752)	(535,921)	(430,861)
Depreciation	(94,804)	(39,564)	(50,719)	(20,875)

Total operating expenses	(5,027,939)	(5,602,154)	(2,791,458)	(3,329,048)

Income from operations	192,804	619,722	104,675	365,455

Non(operating income
Net gain on disposal of a subsidiary	24,282	-	24,282	-
Interest and other income	35,749	19,267	10,520	14,367
Interest expenses	(5,549)	(2,149)	(1,668)	(1,273)
Amortization of goodwill	(767)	(769)	(384)	(384)

Net non(operating income	53,715	16,349	32,750	12,710

Income before income taxes	246,519	636,071	137,425	378,165

Provision for income taxes	(39,443)	(83,828)	(21,988)	(41,914)

Net income	207,076	552,243	115,437	336,251

Other comprehensive income
Foreign currency translation adjustments	(5,412)	(6,010)	1	(8,622)

Comprehensive income	201,664	546,233	115,438	327,629

Net income per share

Weighted average number of shares outstanding
Basic	20,716,649	17,000,000	20,902,423	17,000,000

Diluted	20,916,649	17,000,000	21,102,423	17,000,000

Net income per share of common stock
Basic and Diluted	0.01	0.032	0.005	0.02

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) Six months ended June 30,
2001	2000
US$	US$
Cash flows from operating activities:
Net income	207,076	552,243
Adjustments to reconcile net income to net cash (used in)
provided by operating activities
Depreciation	94,804	39,564
Amortization of goodwill	767	767
Loss on disposal of property, plant and equipment	14,879	8,481
Net gain on disposal of a subsidiary	(24,282)	-
Changes in working capital:
Tax refundable	754	-
Deposits received	(12,363)	-
Accounts receivable	377,578	(308,896)
Deposits, prepayment and other debtor	(47,322)	70,407
Accounts payable	(867,517)	45,921
Accrued charges and other creditors	137,982	(82,974)
Tax payable	44,077	79,890
Bills payable	96,355	-
Deferred taxes	(27,999)	3,938
Net cash (used in) provided by operating activities	(5,211)	409,341

Cash flows from investing activities:
Loan receivables	(115,384)	-
Due from/to other related parties	(196,379)	168,497
Acquisition of subsidiaries	-	(68,993)
Sale proceeds from disposal of a subsidiary	149,766	-
Acquisition of property, plant and equipment	(169,898)	(18,151)
Sale proceeds from disposal of property, plant and equipment	14,103	-
Net cash (used in) provided by investing activities	(317,792)	81,353

Cash flows from financing activities:
Fixed deposits	(687)	(641)
Inception of new hire purchase contracts	62,820	-
Capital element of hire purchase payments	(43,447)	(9,711)
Advances from/to a director	(133,523)	115,907
Deferred offering costs	-	(225,144)
Unsecured bank loan	89,744	-
Additional paid-in capital	123,325	1,274,864
Net cash provided by financing activities	98,232	1,155,275

Net (decrease) increase in cash and cash equivalents	(224,771)	1,645,969
Exchange difference	(3,612)	3,723
Cash and cash equivalents at beginning of period	2,345,816	93,050
Cash and cash equivalents at end of period	2,117,433	1,742,742

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the condensed consolidated financial statements have been made.

The condensed consolidated statements of operations for the six months and three months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K filed on March 30, 2001.

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

The components of total comprehensive income for the six months and three months ended June 30, 2001 and 2000 are presented in the following table:

	(Unaudited)		(Unaudited)
	Six months ended June 30,		Three months ended June 30,
	2001	2000	2001	2000
	US$	US$	US$	US$

Net income	207,076	552,243	115,437	336,251
Other comprehensive
income (loss)
Foreign currency
translation adjustments	(5,412)	(6,010)	1	(8,622)
Comprehensive income	201,664	546,233	115,438	327,629

Note 4. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

	Six Months Ended June 30,
	2001			2000
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	US$		US$	US$		US$
Net Income	207,076			552,243
Basic EPS
Income available to common stockholders	207,076	20,716,649	0.010	552,243	17,000,000	0.032
Effect of dilutive securities
Stock Options	490	200,000		-	-
Diluted EPS
Income available to common stockholders and assumed conversions	207,566	20,916,649	0.010	552,243	17,000,000	0.032

	Three Months Ended June 30,
	2001			2000
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	US$		US$	US$		US$
Net Income	115,437			336,251
Basic EPS
Income available to common stockholders	115,437	20,902,423	0.005	336,251	17,000,000	0.020
Effect of dilutive securities
Stock Options	245	200,000		-	-
Diluted EPS
Income available to common stockholders and assumed conversions	115,682	21,102,423	0.005	336,251	17,000,000	0.020

Stock options were granted to purchase 200,000 shares of common stock at an exercise price of US$0.098 on September 1, 2000. These options are still outstanding at the end of June 30, 2001 and will expire on August 31, 2005.

Note 5. Common Stock

As of December 31, 2000, the Company s authorized capital stock comprised of 100,000,000 shares of common stock, no par value and 10,000,000 shares of preferred stock, no par value. As of the same date, the Company s issued and outstanding capital stock comprised of 20,400,000 shares of common stock and no shares of preferred stock.

During the period from February, 20, 2001 to March 31, 2001, an aggregate of 342,000 shares of common stock has been issued at a price of US$0.25 per share pursuant to a scheme of private placement. The proceeds from this issue, net of issuing expenses of US$10,000, was credited to additional paid-in-capital.

As a result, at March 31, 2001, the Company s issued and outstanding capital stock comprised of 20,742,000 shares of common stock and no shares of preferred stock. Subsequent to March 31, 2001, the private placement continued. Up to June 30, 2001, a further 191,300 shares of common stock has been issued at a price of US$0.25 per share.

Accordingly, as of June 30, 2001, the Company s authorized capital stock comprised of 100,000,000 shares of common stock, no par value and 10,000,000 shares of preferred stock, no par value. As of the same date, the Company s issued and outstanding capital stock comprised of 20,933,300 shares of common stock and no shares of preferred stock.

Details of the private placement are documented in the private placement memorandum dated March 31, 2001. The aggregate number of 533,300 shares of common stock issued pursuant to the private placement are being registered for resale under a prospectus initially filed on May 8, 2001 and re-filed on July 13, 2001.

Note 6. Pledge of Assets

The Group has pledged fixed deposits of US$1,434,979 to secure general banking facilities granted by bankers to the Group.

Note 7. Segment Information

The Group operates in three business segments. The accounting policies adopted by the Group for segment reporting are described in the summary of significant accounting policies in the Company's on Form 10-K filed for the year ended December 31, 2000.

(i) The following table summarized the selected segment data for the six months ended June 30, 2001 and 2000 (unaudited):

Air Forwarding	Sea Forwarding	Land Forwarding	Total
2001	2000	2001	2000	2001	2000	2001	2000
US$	US$	US$	US$	US$	US$	US$	US$
Turnover	3,611,650	3,754,023	1,550,538	2,432,600	58,555	35,253	5,220,743	6,221,876
Cost of forwarding	(2,721,311)	(3,182,431)	(1,189,043)	(1,518,374)	(43,360)	(55,033)	(3,953,714)	(4,755,838)
Depreciation	(18,229)	(17,319)	(16,446)	(4,664)	(9,295)	(3,848)	(43,970)	(25,831)
Other segment expenses attributable to segment	(307,495)	(272,019)	(119,781)	(113,016)	(40,821)	(31,454)	(468,097)	(416,489)
Taxation	(27,596)	(50,867)	(11,847)	(32,961)	-	-	(39,443)	(83,828)
Segment income (loss)	537,019	231,387	213,421	763,585	(34,921)	(55,082)	715,519	939,890
Net other unallocated expenses	(508,443)	(387,647)
Net income							207,076	552,243

Total assets	4,277,554	3,083,146	1,354,879	1,800,123	67,180	140,008	5,699,613	5,023,277

(b) Geographical segments

The table below summarized the Group's turnover for the six months and three months ended June 30, 2001 and 2000 and 2000 analyzed into geographical locations:

(unaudited) Six months ended June 30,	(unaudited) Three months ended June 30,
	2001	2000	2001	2000
	US$	US$	US$	US$

Turnover
North America	2,228,627	1,869,078	1,291,903	1,001,097
Europe	20,269	17,135	11,561	13,408
Asia	2,971,847	4,335,663	1,592,669	2,679,998

TOTAL	5,220,743	6,221,876	2,896,133	3,694,503

Note 8. Related Party Transactions

During the six months and three months ended June 30, 2001 and 2000, the Group had the following balances and transactions with related parties:

(unaudited) Six months ended June 30,	(unaudited) Three months ended June 30,
	2001	2000	2001		2000
	US$	US$	US$		US$
Proceeds from disposal of a subsidiary to a company controlled by the director of the Company	150,000	-	150,000		-
Loan to a company controlled by the director of the Company	115,385	-	--		-
Payment of freight cost to companies controlled by directors of the Company	36,736	-	21,632		-
Received freight income from companies controlled by directors of the Company	103,132	1,478	102,764		1,478
Received interest income from a company controlled by directors of the Company	3,047	-	1,731	-

  As of December 31, 2000 and June 30, 2001, the Company's directors have beneficial interests in the Company and all the aforementioned related parties.

  Loan to a related company as of June 30, 2001 is unsecured, bears interest at 6% p.a., and has no fixed repayment terms.

  Due from other related parties as of June 30, 2001 is unsecured, interest-free, and has no fixed repayment terms.

  The Group received certain advances from a director. The balances due to the Group as of December 31, 2000 and June 30, 2001 were unsecured, interest-free, and have not fixed repayment terms.

  As of June 30, 2001, banking facilities of US $2.78 million granted by bankers to the Group were secured on the Group's fixed deposits to the extent of US $1.4 million (note 6) and a director's personal guarantee.

Note 9. Disposal of a subsidiary

(Unaudited)
Three months ended June 30, 2001
US$
Net assets disposed:
Trade receivables	1,173
Cash and cash equivalents	234
Due from a director	131,802
Deposits, prepayment and other debtors	2,560
Due from a related company	297
Due to other related companies	(8,405)
Tax payable	(4)
Accounts payable	(578)
Accrued charges and other creditors	(1,361)
125,718

Proceeds on disposal	150,000
Gains on disposal	24,282

Cash proceeds	150,000
Cash and cash equivalents disposed of	(234)

Net outflow of cash and cash equivalents in respect of the disposal of a subsidiary	149,766

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks, " "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

OVERVIEW

The following discussion is applicable to the Company's financial condition and results of operations for the three and six-month periods ended June 30, 2001 and June 30, 2000.

Pacific CMA, Inc. (Pacific CMA) does not directly carry on any business activities. However, its wholly-owned subsidiary, AGI Logistics (HK) Ltd. (AGI), operates an integrated logistics and freight forwarding business which is based in Hong Kong and which primarily handles delivery of goods between the Far East and the US via Hong Kong. The principal services provided by AGI are airfreight forwarding, ocean freight forwarding, feeder services from and to China, warehousing and trucking (land forwarding). In the region of Far East, Mainland China is the target market for AGI expansion.

The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries. On January 1, 2001, its Hong Kong incorporated subsidiaries included Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. and Guangzhou Huasheng Int'l Forwarding Ltd. (Guangzhou Huasheng), and AGI Logistics (Shenzhen) Ltd. (AGI (Shenzhen)) which was incorporated in the Peoples Republic of China. On May 11, 2001, AGI (Shenzhen) was disposed of by AGI. The following discussion concerning results of operations and liquidity and capital resources of Pacific CMA, is based solely upon the business operations which are carried on by the group consisting of its wholly owned subsidiary AGI, and the subsidiaries of AGI.

Overall, our net results during the quarter and the six-month period were adversely affected by weakness in the global economy and by our increased overhead. The significant new developments which have occurred during the first six months of the fiscal year, many of which have contributed to the increase in our overhead expenses as compared to the same period of the previous year, include the following:

  Awarded memberships in the International Air Transport Association (IATA), the International Federation of Freight Forwarders Association (FIATA) and the Hong Kong Association of Freight Forwarding Agents (HAFFA) in January 2001.
  Airfreight office and warehouse moved to new facilities in February 2001, nearly doubling the warehousing capacity at Chek Lap Kok airport in Hong Kong.
  Development of new container feeder line to Gaolan, Zhuhai International Container Terminals and opening representative office in Zhuhai (Peoples Republic of China).
  Cooperating with new agents in North Carolina and in Columbus, Ohio, to handle new routing shipments from US to Hong Kong.
  Established stronger links with additional partners in India, Sri Lanka and Bangladesh to cater for additional cargo volumes to the USA.
  Established new agents in Europe to expand our operation and reduce our reliance on the US market.
  Created a new international moving division and became a member of the Household Goods Forwarders Association of America in June 2001.
  Management of AGI decided to restructure the network of its subsidiaries in South China in order to eliminate duplicate services and reduce costs. As a result, on May 11, 2001, we disposed of AGI Shenzhen and consolidated all operations in South China in Guangzhou Huasheng.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

BUSINESS SEGMENT OPERATING RESULTS

Our total revenue for the three month period ended June 30, decreased 21.61% from US$3,694,503 in 2000 to US$2,896,133 in 2001. The decrease in revenue was due to competitive pressure on pricing and the effect of the slowdown in the economy. During the period, our cost of forwarding also decreased 23.27%, from US$2,877,312 to US$2,204,818, partially as a result of decreased volume and partially as a result of our ability to control costs. Since the magnitude of the decrease in cost of forwarding was greater than the magnitude of the decrease in revenue, gross margin for the period increased slightly to 23.87% in 2001 from 22.12% in 2000 and gross profit (revenue minus cost of forwarding) for the period decreased only 15.40%, from US$817,191 in 2000, to US$691,315 in 2001. On the other hand, as a result of an overall increase in overhead and administrative expenses, our net income for the period decreased approximately 65.67%, from US$336,251 in 2000 to US$115,437 in 2001.

The results of operations for each segment are as follows.

Airfreight operation: Revenue from airfreight operation decreased 1.20% to US$2,001,211 in 2001 from US$2,025,508 in 2000. Competitive pressure from customers on pricing and the effect of the slowdown in the economy combined to affect the performance of the airfreight operation. The decreased air export traffic, the primary contributor to airfreight forwarding, continued to reflect a soft air outbound market in the second quarter, due to lower activity levels from the customer base, although there was some improvement in the market in the second quarter as compared to the first quarter of the year. Costs for the airfreight forwarding operation decreased 13.62% from US$1,754,031 in 2000 to US$1,515,064 in 2001 primarily as a result of an overall decrease in cargo volume. As a result of the overall decrease in cargo volume, vendors were willing to cut prices, which, in turn, reduced our costs. The small decrease in revenue during the quarter combined with a larger percentage decrease in costs caused the gross profit margin to increase from 13.40% to 24.29%, and also resulted in a 79.07% increase in gross profit, from US$271,477 in 2000 to US$486,147 in 2001.

Total segment overhead attributable to the air freight operation increased 13.81% from US$169,600 in 2000 to US$193,029 in 2001. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased 187.72% for the quarter, from US$101,877 in 2000 to US$293,118 in 2001. The improvement in net income was mainly the result of the improvement in gross margin attributable to air freight operations.

Sea freight operation: Revenue from sea freight operation decreased 47.10% to US$865,728 in 2001 from US$1,636,503 in 2000. This decrease in revenue for the quarter reflects the slowdown in the economy that resulted in declining volumes, particularly in exports from Asia to North America. In particular, the volume of transshipments from Shanghai to Los Angeles via Hong Kong, and sea freight from Hong Kong to Canada was reduced in this quarter, compared with the same period in 2000. Another development adversely affecting sea freight revenues was the increased tonnage capacity deployed by the carriers at the same time as demand in the market was weakening, which resulted in reductions in freight prices. The increased tonnage capacity deployed by the carriers did also contribute to lower direct costs, thereby partially offsetting the adverse impact on net revenue of lower volumes and lower freight prices. As a result, costs of forwarding for the sea freight operation decreased 39.70% in the quarter, to US$666,827 in 2001 from US$1,105,906 in 2000. Although costs were reduced, the significant drop in revenue during the quarter caused gross margin to drop from 32.42% to 22.97%, and gross profit to decrease 62.51%, from US$530,597 in 2000 to US$198,901 in 2001.

Total segment overhead attributable to the sea freight operation decreased 12.91% from US$92,250 in 2000 to US$80,345 in 2001. Overall net income for sea freight operation decreased 72.95%, from US$438,347 in 2000 to US$118,556 in 2001. The decrease in net income was mainly the result of the decrease of gross margin attributable to the sea freight operation.

Trucking: Revenue from trucking operations decreased 10.15% to US$29,194 in 2001 from US$32,492 in 2000. The decrease in revenue was the result of a decrease in volume as well as decreasing prices caused by an increase in the number of competitors. The decrease in volume as compared to the first quarter was partially attributable to the fact that at the end of the first quarter we disposed of a 24-ton vehicle which we had operated during the first quarter and retained only one smaller vehicle with a 16-ton capacity. Costs for the trucking operation increased 31.95% to US$22,927 in 2001 from US$17,375 in 2000, and as a result, gross margin decreased from 46.53% to 21.47%, and gross profit decreased 58.54% to US$6,267 in 2001 from US$15,117 in 2000. The increase in costs for the trucking operation is primarily attributable to the fact that we increased our usage of subcontractors during the period in lieu of using our own vehicles. Although the cost of using subcontractors is currently higher than the cost of operating our own vehicles, it is our intention to bring costs down by continuing to negotiate with sub-contractors in order to gain more favorable prices. Overall, there was a net loss from trucking operations of US$9,303 in 2001 as compared to a net loss of $8,520 in 2000.

OTHER OPERATING EXPENSES

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased 24.38% to US$535,921 in 2001 from US$430,861 in 2000. The following factors caused the increase in expenses:

Bank charges: During this quarter, banking facilities of US$2.78 million were granted by bankers to AGI, secured by AGI's fixed deposits to the extent of US$1.4 million and also by a director's personal guarantees. During the quarter, handling charges for these banking facilities were approximately US$4,280. In addition, during the quarter we received share proceeds from completion of a private placement offering of stock and presented the checks for deposit in Hong Kong. Our bankers charged commissions totaling approximately US$1,500 on presenting foreign checks for deposit in Hong Kong. Overall, bank charges for the quarter increased from US$3,715 in 2000 to US$10,229 in 2001.

Consulting fee: Consulting fees totaling US$3,590 were charged by a service company in this quarter, for consulting services related to developing in-house international moving services, and establishing relationships with overseas moving agents. We do not expect to incur this type of expense in the next quarter.

Legal and professional fee: Legal and professional fee was increased substantially, from US$696 in 2000 to US$86,227 in 2001. This includes US$17,308 charged by our auditors, Moores Rowland, for US taxation advice, as well as legal and consulting fees for services related to the private placement offering of common stock and completion of SEC filings.

Mandatory provident fund: Following the implementation of the Mandatory Provident Fund ("MPF") in Hong Kong which became effective in December, 2000, the Company operates an MPF plan for its Hong Kong employees. The assets of the MPF are held separately from those of the Company in a provident fund managed by an independent trustee. Since January, 2001, the Company has been required to make contributions to the MPF, and during the second quarter, those contributions totaled US$9,107.

Overseas traveling: Expenses related to overseas traveling increased from US$6,035 in 2000 to US$16,289 in 2001. The increase in travel expenses was mainly due to costs attributable to business trips to Europe, the US, Taiwan and Guangdong, China, for the purpose of seeking new agents in overseas markets and expanding our business.

Repair and maintenance: Repair and maintenance increased from US$347 in 2000 to US$2,470 in 2001. This increase in expenses was mainly attributable to monthly maintenance fee for the FM2000 system, a computer software system for managing freight operations.

Salaries and allowance: Salaries and allowances increased 12.44%, from US$189,433 to US$212,997, Although the number of employees of the Group was quite constant as compared to the same period during the previous year, the expense for salaries and allowances increased in 2001 primarily as a result of a salary increment which became effective in June 2001.

DEPRECIATION

Depreciation increased from US$20,874 in 2000 to US$50,718 in 2001. The increase in depreciation expense was attributable to additional fixed assets acquired during the preceding twelve months. The largest amounts expended for fixed assets were for the decoration of offices, design of the I.T. system, and purchases of computer hardware and software.

NON-OPERATING INCOME

NET GAIN ON DISPOSAL OF A SUBSIDIARY

In an effort to reduce costs, management of AGI decided to restructure its network of its subsidiaries in South China during the quarter to eliminate duplicate costs in the areas of freight operations, accounting, and administration. As a result, on May 11, 2001, AGI disposed of AGI (Shenzhen), and consolidated all of its South China operations into Guangzhou Huasheng. It is anticipated that this will result in lower costs in future quarters.

INTEREST AND OTHER INCOME

Interest and other income decreased from US$14,367 in 2000 to US$10,520 in 2001 primarily as a result of the fact that interest income from certain fixed deposits has not yet matured at June 30, 2001.

INTEREST EXPENSES

Interest expenses increased 31.03% to US$1,668 in 2001 from US$1,273 in 2000. The increase in interest expenses is due primarily to the installment purchase of additional equipment in 2001.

AMORTIZATION OF GOODWILL

Amortization of goodwill remained constant at US$384 in both 2001 and 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

BUSINESS SEGMENT OPERATING RESULTS

Total revenue for the six months ended June 30, 2001 decreased 16.09% as compared with the six months ended June 30, 2000, from US$6,221,876 in 2000 to US$5,220,743 in 2001. The decrease in revenue was due to competitive pressure on pricing and the effect of the slowdown in the economy. Cost of forwarding also decreased, by 16.87% from US$4,755,838 in 2000 to US$3,953,714 in 2001. As a result of comparable percentage decreases in revenues and costs, gross margin remained quite constant at 24.27% in 2001 as compared to 23.56% in 2000. However, as a result of the decrease in revenue, gross profit (revenue minus cost of forwarding) decreased by 13.57%, from US$1,466,038 in 2000 to US$1,267,029 in 2001, by 13.57%.

In addition, because of an overall increase of expenses, our net income decreased by 62.50%, from US$552,243 in 2000 to US$207,076 in 2001.

The results of operations for each segment are as follows.

Airfreight operation: Revenue from airfreight operation decreased 3.79% to US$3,611,650 in 2001 from US$3,754,023 in 2000. Competitive pressure from customers on pricing and the effect of the slowdown in the economy combined to affect the performance of the airfreight operation. The decreased air export traffic, the primary contributor to airfreight forwarding, continued to reflect a soft air outbound market, particularly in January and February of 2001, due to lower activity levels from the customer base, although there was some improvement in the market in the second quarter as compared to the first quarter of the year. Costs of the airfreight forwarding operation decreased 14.49% from US$3,182,431 in 2000 to US$2,721,311 in 2001 primarily as a result of an overall decrease in cargo volume. As a result of the overall decrease in cargo volume, vendors were willing to cut prices, which, in turn, reduced our costs. The small decrease in revenue during the period combined with a larger percentage decrease in costs caused the gross profit margin to increase from 15.23% to 24.65%, and also resulted in a 55.76% increase in gross profit, from US$571,592 in 2000 to US$890,339 in 2001.

Total segment overhead attributable to the air freight operation increased by 3.86% from US$340,205 in 2000 to US$353,320 in 2001. Details regarding the increase in overhead expenses are discussed below under the section titled "Other Operating Expenses."

Overall, net segment income for airfreight operation increased 132.09% from US$231,387 in the first six months of 2000 to US$537,019 in the first six months of 2001. The improvement in net income was mainly the result of the improvement in gross margin attributable to air freight operations.

Sea freight operation: Revenue from sea freight operation decreased 36.26% to US$1,550,538 in 2001 from US$2,432,600 in 2000. The decrease in revenue for the period reflects the slowdown in the economy that resulted in declining volumes, particularly in exports from Asia to North America. In particular, the volume of transshipments from Shanghai to Los Angeles via Hong Kong, and sea freight from Hong Kong to Canada was reduced in 2001 as compared to the same period in 2000. Another development adversely affecting sea freight revenues was the increased tonnage capacity deployed by the carriers at the same time as demand in the market was weakening, which resulted in reductions in freight prices. The increased tonnage capacity deployed by the carriers did also contribute to lower direct costs, thereby partially offsetting the adverse impact on net revenue of lower volumes and lower freight prices. As a result, costs for the sea freight forwarding operation decreased 21.69% during the period, to US$1,189,043 in 2001 from US$1,518,374 in 2000. Although cost of forwarding was reduced, the significant drop in revenue during the period caused gross margin to drop from 37.58% to 23.31%, and gross profit to decrease 60.46%, from US$914,226 in 2000 to US$361,495 in 2001.

Total segment overhead attributable to the sea freight operation decreased 1.70% from US$150,641 in 2000 to US$148,074 in 2001. Overall net income for sea freight operation decreased 72.05%, from US$763,585 in 2000 to US$213,421 in 2001, by 72.05%. The decrease in net income was mainly the result of the in gross margin attributable to the sea freight operation.

Trucking: Revenue from trucking increased 66.10% in the period, from US$35,253 in 2000 to US$58,555 in 2001. We have been putting more effort into the trucking business by increasing marketing activities and seeking additional customers. In addition to seeking to increase the number of customers, we have also been using more sub-contractors in order to reduce fixed costs and have been negotiating with sub-contractors in an effort to gain more favorable prices. Costs associated with the trucking operation decreased 21.21% during the period, from US$55,033 in 2000 to US$43,360 in 2001, resulting in gross margin for the period of 25.95%.

Although operating expenses associated with the trucking operation decreased during the period, there was a net loss for the trucking operation of US$34,921 in 2001 as compared to US$55,082 in 2000 as a result of an increase in overhead expenses. For the period, overhead expenses attributable to the trucking business increased 41.96%, from US$35,302 in 2000 to US$50,116 in 2001. The increase in overhead expenses was mainly attributable to license fees for permitting our vehicle to be run in China, and motor vehicle expenses such as fuel and maintenance.

OTHER OPERATING EXPENSES

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased 21.40% to US$979,421 in 2001 from US$806,752 in 2000. The following factors caused the increase in expenses:

Bank charges: During May and June of 2001, banking facilities of US$2.78 million were granted by bankers to AGI, secured by AGI's fixed deposits to the extent of US$1.4 million and also by a director's personal guarantees. Handling charges for these banking facilities were approximately US$4,280. In addition, in May and June of 2001 we received proceeds from completion of a private placement offering of stock and presented the checks for deposit in Hong Kong. Our bankers charged commissions totaling approximately US$1,500 on presenting foreign checks for deposit in Hong Kong. Overall, bank charges for the period were increased from US$5,778 in 2000 to US$13,920 in 2001.

Consulting fee: Consulting fees totaling US$3,590 were charged by a service company in April and May of 2001, for consulting services related to developing in-house international moving services, and establishing relationships with overseas moving agents. We expect there will be no such expense during the remainder of the fiscal year.

Disposal of fixed assets: We disposed of a 44-ton tractor and a semi-trailer on March 30, 2001, causing a loss of US$6,482. The decision to dispose of this item was made as a result of the expense of repair and maintenance relating to ownership and the fact that revenue from this tractor was not satisfactory in the management's view. In addition, on February 28, 2001, we moved our airfreight office to larger premises at Chek Lap Kok Airport and disposed the decoration at old office location, causing a loss of US$8,397.

Legal and professional fee: Legal and professional fees increased from US$4,163 in 2000 to US$86,671 in 2001. This includes US$17,308 charged by our auditors, Moores Rowland, for US taxation advice, as well as legal and consulting fees for services related to the private placement offering of common stock and completion of SEC filings. During the first six months of 2000 we were not a reporting company and were not obligated to file reports with the SEC.

Mandatory provident fund: Following the implementation of the Mandatory Provident Fund ("MPF") in Hong Kong which became effective in December 2000, we now operate an MPF plan for our Hong Kong employees. The assets of the MPF are held separately from those of the Company in a provident fund managed by an independent trustee. Since January, 2001, we have been required to make contributions to the MPF, and during the period those contributions totaled US$21,100.

Overseas traveling: Expenses related to overseas travel increased from US$19,394 in 2000 to US$30,420 in 2001. The increase in travel expenses was mainly due to costs attributable to business trips to Europe, the US, Taiwan and Guangdong in China for the purpose of seeking new agents in overseas markets and expanding our business.

Repair and maintenance: Repair and maintenance increased from US$460 in 2000 to US$6,050 in 2001. This increase in expenses was mainly attributable to monthly maintenance fees for the FM2000 system, a computer software system for managing freight operations. There were also additional repair and maintenance expenses for the move of office at Chek Lap Kok airport in 2001.

Salaries and allowance: Salaries and allowances for the period increased by 14.66%, from US$360,954 in 2000 to US$413,855 in 2001. Although the total number of employees was lower in 2001 than in 2000, the total amount of salaries and allowances increased in 2001 as a result of a salary increment which became effective in June 2001.

DEPRECIATION

Depreciation increased from US$39,564 in 2000 to US$94,804 in 2001. The increase in depreciation expense was attributable to additional fixed assets acquired during the preceding twelve months. The largest amounts expended for fixed assets were for the decoration of offices, design of the I.T. system and purchases of computer hardware and software.

NON-OPERATING INCOME

NET GAIN ON DISPOSAL OF A SUBSIDIARY

In an effort to reduce costs, management of AGI decided to restructure its network of subsidiaries in South China in order to eliminate duplicate costs in the areas of freight operations, accounting, and administration. As a result, on May 11, 2001, AGI disposed of AGI (Shenzhen) and consolidated all of its South China operations into Guangzhou Huasheng. It is anticipated that this will result in lower costs in future periods.

INTEREST AND OTHER INCOME

Interest and other income increased from US$19,267 to US$35,749. This was due to more cash resources invested in fixed deposits as to generate stable and low risk interest income.

INTEREST EXPENSES

Interest expenses increased from US$2,149 in 2000 to US$5,549 in 2001. The increase in interest expenses is due primarily to the installment purchase of additional equipment in 2001.

AMORTIZATION OF GOODWILL

Amortization of goodwill remained constant approximately at US$767 in both 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

In the past the Company funded its operations and capital expenditures through cash flows from operations and through new issuances of common stock. However, during the six-month period ended June 30, 2001, instead of generating an increase in cash, operations resulted in use of a total of US$5,211 in cash and cash equivalents. This fact has caused our management to consider other potential sources of liquidity and to focus more attention on its efforts to manage working capital.

Cash used in operating activities for the six months ended June 30, 2001 was US$5,211, as compared to the cash inflow from operating activities of US$409,341 for the six months ended June 30, 2000. The deficit in the first six months of 2001 was primarily the result of a combination of two factors. During the period we made prompt payment of monies owed to our vendors (accounts payable) at the same time that we experienced the slow collection of payments due from our agents and customers (accounts receivable). This is reflected in the fact that during the period we reduced our outstanding accounts payable by US$867,517, or a total of approximately 44% as compared to outstanding accounts payable as of December 31, 2000. At the same time, although our total outstanding accounts receivable decreased by a total of US$377,578 during the period, this decrease represented a change of only approximately 14% in total outstanding receivables as compared to outstanding receivables on December 31, 2000.

Net cash used in investing activities was US$317,792 in 2001, as compared to net cash provided by investing activities of US$81,353 during the same period of 2000. The net cash inflow in 2000 was mainly due to the monies provided by other related parties. In 2001, because of the disposal of fixed assets and a subsidiary, there were sale proceeds of US$163,869 received. However, during the period we expended a total of US$169,898 for acquisition of property, plant and equipment, and loaned a total of US$311,763 to other related companies. As a result, cash inflows from investing activities were offset by outflows.

Net cash obtained from financing activities was US$1,155,275 in the first six months of 2000, as compared to US$98,232 for the same period of 2001. The cash obtained in 2000 was due to the increase of additional paid-in capital from acquisition of subsidiaries. In the same period of 2001, we obtained an unsecured installment loan from a bank of US$89,744 with a term of 18 months and also signed two installment purchase contracts totaling US$62,820.

We had cash and cash equivalents on hand of US$2,345,816 at the beginning of 2001, as compared to cash and cash equivalents on hand of US$93,050 at the beginning of 2000. Despite the fact that we had an overall reduction of US$224,771 of cash and cash equivalents on hand as of the end of June 30, 2001, we still had a total of US$2,117,433 of cash and cash equivalents on hand as of the end of June 30, 2001, as compared to US$1,742,742 as of the end of June 30, 2000. As a result, management intends to rely primarily on cash flow from operations for short-term liquidity, and believes that we have adequate liquidity to satisfy our cash needs for the twelve months following the end of June 30, 2001.

In the event that cash flow from operations is not sufficient to satisfy our short-term funding needs, we believe we can obtain liquidity through further negotiation of short-term loans from banks and other sources. Banking facilities totaling US$2.78 million were granted by four banks in Hong Kong in the second quarter of 2001. These banking facilities are intended to assist in satisfying short-term funding needs, including overdraft protection and revolving lines of credit.

If it is necessary to do so in order to satisfy its long term funding needs, we believe we will be able to obtain long-term bank financing by obtaining long term loans.

We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities. However, the sale of additional shares of common stock or other securities either in private placement transactions or through public offerings is a potential source of long-term liquidity which management intends to consider. It is anticipated that during the third quarter of 2001, a broker-dealer will file the necessary application with the NASD to request permission to publish a quotation for our outstanding common stock on the over the counter bulletin board. Although there is no assurance that the application will be approved or that a public market will develop for our common stock, management believes that the existence of a public market for our outstanding common stock would enhance our ability to raise additional capital through the public or private sale of securities.

OTHER RISK FACTORS

The Company's ability to provide service to its customers is highly dependent on good working relationships with a variety of entities such as airlines, steamship carriers and governmental agencies.

Changes in space allotments available from carriers, governmental deregulation efforts, regulations governing the Company's products, and/or the international trade and tariff environment could affect the Company's business in unpredictable ways.

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

The Company continues to assess and improve financial controls. The Company has negotiated successfully with the banks to get credit facilities for future financial needs.

Additional risks and uncertainties include:

1. Governmental deregulation efforts, regulations governing the Company's products and/or the international trade and tariff environment adversely affecting our ability to provide services to customers.

2. Competitive marketplace conditions impeding the ability of the Company to pass future cost increases to customers.

3. Dependence of the Company on international trade resulting from favorable worldwide economic conditions.

4. Dependence of the Company on retention and addition of significant customers.

5. The ability to recruit and retain skilled employees in a tight labor market.

6. The ability of the Company to develop and implement information systems to keep pace with the increasing complexity and growth of the Company's business.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter the Company completed the issuance of a total of 533,300 shares of common stock in private placement transactions. A total of 493,300 of such shares were sold for cash in a private placement offering made in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933, Rule 506 of Regulation D and Regulation S. The private placement offering was completed on or about April 27, 2001. The shares were offered and sold at a price of $0.25 per share resulting in gross proceeds to the Company of $123,325. No underwriting discounts or commissions were paid. The shares were purchased by a total of 103 purchasers, of which 55 were accredited investors, 27 were non-accredited investors and 21 were non-US residents.

In addition to the shares sold in the private placement offering, the Company issued a total of 40,000 shares for business consulting services and legal fees. These shares were issued on or about March 31, 2001, to two persons. The shares issued for services were issued in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the first quarter ending June 30, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

There were no reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CMA, INC.

By: /S/ ALFRED LAM

Alfred Lam, President and Director

By: /S/ SCOTT TURNER

Scott Turner, Director

By: /S/ LOUISA CHAN

Louisa Chan, Director

Date: August 14, 2001