Form 10QSB
period 2001-09-30
PACIFIC CMA INC
filed 2001-11-14
CIK 1071775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2001.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 2001, there were 21,109,300 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

PACIFIC CMA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September30, 2001

INDEX TO FINANCIAL STATEMENTS:
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

PACIFIC CMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2001	2000
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,804,398	2,345,816
Fixed deposits	28,861	27,708
Trade receivables	2,826,581	2,753,215
Loan receivable	115,385	-
Deposits, prepayment and other debtors	343,243	168,870
Due from other related parties	612,772	-
Tax refundable	-	755
Total current assets	5,731,240	5,296,364
Property, plant and equipment, net	353,849	360,881
Goodwill	4,988	6,149
Deferred taxes	16,575	-
Deferred offering costs	225,018	225,364
Total assets	6,331,670	5,888,758

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
September 30,	December 31,
2001	2000
US$	US$

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	175,434	-
Trade payables	1,265,100	1,984,381
Bills payable	235,021	-
Accrued charges and other creditors	469,926	193,004
Deposit received	-	12,382
Due to a director	23,585	1,913
Obligations under hire purchase contracts, current portion	47,597	49,222
Unsecured bank loan, current portion	59,809	-
Income tax payable	157,835	89,577
Total current liabilities	2,434,307	2,330,479
Obligations under hire purchase contracts, non-current portion	37,251	28,767
Unsecured bank loan, non-current portion	15,833	-
Deferred taxes	-	14,495
Total liabilities	2,487,391	2,373,741

Stockholders' equity
Common stock with no par value	4,080	4,080
Additional paid-in capital	2,121,723	1,966,718
Other comprehensive loss	(8,307)	(2,912)
Retained earnings	1,726,783	1,547,131

Total stockholders' equity	3,844,279	3,515,017

Total liabilities and stockholders' equity	6,331,670	5,888,758

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
Nine months ended September 30,			Three months ended September 30,
	2001	2000	2001	2000
	US$	US$	US$	US$
Freight forwarding income	8,743,810	9,928,686	3,523,067	3,708,805

Operating expenses
Cost of forwarding	(6,855,183)	(7,768,181)	(2,901,472)	(3,013,867)
Selling and administrative expenses	(1,529,283)	(1,329,953)	(554,860)	(524,999)
Depreciation	(147,710)	(61,633)	(52,907)	(22,081)

Total operating expenses	(8,532,176)	(9,159,767)	(3,509,239)	(3,560,947)

Income from operations	211,634	768,919	13,828	147,858

Non-operating income
Net gain on disposal of a subsidiary	19,280	-	-	-
Interest and other income	49,725	36,801	13,976	19,328
Interest expenses	(7,439)	(3,678)	(1,890)	(1,530)
Amortization of goodwill	(1,151)	(1,151)	(384)	(384)
Compensation cost	(31,680)	-	(31,680)	-
Net non-operating income (loss)	28,735	31,972	(19,978)	17,414

Income (loss) before income taxes	240,369	800,891	(6,150)	165,272

Provision for income taxes	(60,717)	(125,741)	(21,274)	(41,914)

Net income (loss)	179,652	675,150	(27,424)	123,358

Other comprehensive income (loss)
Foreign currency translation adjustments	(5,395)	(1,850)	17	4,160

Comprehensive income	174,257	673,300	(27,407)	127,518

Net income (loss) per share

Weighted average number of shares outstanding
Basic	20,808,998	17,416,059	20,990,691	18,239,131

Diluted	21,008,998	17,437,957	21,190,691	18,304,348
Net income (loss) per share of common stock - Basic and diluted	0.01	0.04	(0.01)	0.01

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine months ended September 30,
	2001	2000
	US$	US$
Cash flows from operating activities:
Net income	179,652	675,150
Adjustments to reconcile net income to net cash (used in)
provided by operating activities
Depreciation	147,710	61,633
Amortization of goodwill	1,151	1,151
Loss on disposal of property, plant and equipment	15,040	9,084
Net gain on disposal of a subsidiary	(19,280)	-
Compensation cost	31,680	-
Changes in working capital:
Tax refundable	754	-
Deposits received	(12,363)	-
Accounts receivable	(74,057)	(618,140)
Deposits, prepayment and other debtor	(177,193)	(68,276)
Accounts payable	(715,652)	(214,465)
Accrued charges and other creditors	278,574	(63,611)
Tax payable	68,400	81,552
Bills payable	235,021	-
Deferred taxes	(31,048)	5,907
Net cash (used in) provided by operating activities	(71,611)	435,467

Cash flows from investing activities:
Loan receivables	(115,385)	-
Due from/to other related parties	(604,664)	(661,674)
Acquisition of subsidiaries	-	(68,970)
Sale proceeds from disposal of a subsidiary	149,888	-
Acquisition of property, plant and equipment	(170,941)	(37,788)
Sale proceeds from disposal of property, plant and equipment	14,668	-
Net cash used in investing activities	(726,434)	(768,432)

Cash flows from financing activities:
Fixed deposits	(1,196)	(1,298)
Inception of new hire purchase contracts	62,821	-
Repayment of unsecured bank loan	(14,102)	-
Capital element of hire purchase payments	(55,841)	(12,273)
Advances from/to a director	(115,248)	373,788
Deferred offering costs	-	(225,072)
Bank overdraft	175,434	-
Unsecured bank loan	89,744	-
Additional paid-in capital	123,325	1,318,085
Net cash provided by financing activities	264,937	1,453,230

Net (decrease) increase in cash and cash equivalents	(533,108)	1,120,265
Exchange difference	(8,309)	415
Cash and cash equivalents at beginning of period	2,345,815	93,050
Cash and cash equivalents at end of period	1,804,398	1,213,730

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

The condensed consolidated statements of operations for the nine months and three months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K filed on March 30, 2001.

Note 2. Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

	Nine Months Ended September 30, (unaudited)							Three Months Ended September 30, (unaudited)
		2001			2000			2001			2000

			Per-Share			Per-Share			Per-Share			Per-Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	US$		US$	US$		US$	US$		US$	US$		US$

Net Income (Loss)	179,652			675,150			(27,424)			123,358

Basic EPS
Income (loss) available to
common stockholders	179,652	20,808,998	0.01	675,150	17,416,059	0.04	(27,424)	20,990,691	0.01	123,358	18,239,131	0.01

Effect of dilutive securities

Stock options	735	200,000		82	21,898		245	200,000		82	65,217

Diluted EPS
Income (loss) available to common
stockholders and assumed
conversions	180,387	21,008,998	0.01	675,232	17,437,957	0.04	(21,179)	21,190,691	0.01	123,440	18,304,348	0.01

(a) Stock options were granted to purchase 200,000 shares of common stock at an exercise price of US$0.098 on September 1, 2000. These options are still outstanding at the end of September 30, 2001 and will expire on August 31, 2005.

(b) On September 1, 2001, stock options to purchase 176,000 shares of common stock were granted and exercised at an aggregate exercise price of US$10 pursuant to the terms stipulated in the Company's 2000 Stock Plan (note 4).

Note 4. Common Stock

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

Accordingly, as of June 30, 2001, the Company's authorized capital stock comprised of 100,000,000 shares of common stock, no par value and 10,000,000 shares of preferred stock, no par value. As of the same date, the Company's issued and outstanding capital stock comprised of 20,933,300 shares of common stock and no shares of preferred stock.

Details of the private placement are documented in the private placement memorandum dated March 31, 2001. The aggregate number of 533,300 shares of common stock issued pursuant to the private placement have been registered for resale under a prospectus filed on August 21, 2001.

On September 1, 2001, an aggregate of 176,000 shares of common stock has been issued at an aggregate value of US$10 pursuant to the Company's 2000 Stock Plan (note 3). As a result, as of September 30, 2001, the Company's issued and outstanding capital stock comprised of 21,109,300 shares of common stock and no shares of preferred stock.

Note 5. Pledge of Assets

The Group has pledged fixed deposits of US$1,545,843 to secure general banking facilities granted by bankers to the Group.

Note 6. Segment Information

(a) Business segments

The Group operates in three business segments. The accounting policies adopted by the Group for segment reporting are described in the summary of significant accounting policies in the Company's on Form 10-K filed for the year ended December 31, 2000.

(i) The following table summarized the selected segment data for the nine months ended September 30, 2001 and 2000 (unaudited):

	Air Forwarding		Sea Forwarding		Land Forwarding		Total
	2001	2000	2001	2000	2001	2000	2001	2000
	US$	US$	US$	US$	US$	US$	US$	US$
Turnover	5,924,828	6,107,438	2,728,836	3,762,254	90,146	58,994	8,743,810	9,928,686
Cost of forwarding	(4,639,668)	(5,224,214)	(2,141,185)	(2,480,362)	(74,330)	(63,605)	(6,855,183)	(7,768,181)
Depreciation	(29,742)	(25,970)	(21,562)	(7,233)	(13,088)	(7,677)	(64,392)	(40,880)
Other segment expenses attributable to segment	(505,550)	(410,282)	(194,029)	(189,663)	(53,797)	(66,296)	(753,376)	(666,241)
Taxation	(42,255)	(77,809)	(19,462)	(47,932)	-	-	(61,717)	(125,741)
Segment income (loss)	707,613	(77,809)	352,598	1,037,064	(51,069)	(78,584)	1,009,142	1,327,643
Net other unallocated expenses							(797,810)	(652,493)
Net income							211,332	675,150

Total assets	4,552,226	4,113,335	1,644,324	1,4638,632	135,120	93,837	6,331,670	5,675,804

Note 6. Segment Information (continue)

(a) Business segments (continue)

(ii) The following table summarized the selected segment data for the three months ended September 30, 2001 and 2000 (unaudited):

Air Forwarding	Sea Forwarding	Land Forwarding	Total
2001	2000	2001	2000	2001	2000	2001	2000
US$	US$	US$	US$	US$	US$	US$	US$
Turnover	2,313,179	2,354,618	1,178,298	1,330,434	31,590	23,753	3,523,067	3,708,805
Cost of forwarding	(1,918,357)	(2,042,803)	(952,144)	(962,475)	(30,971)	(8,589)	(2,901,472)	(3,013,867)
Depreciation	(11,513)	(8,657)	(5,116)	(2,571)	(3,793)	(3,830)	(20,422)	(15,058)
Other segment expenses attributable to segment	(198,055)	(138,350)	(74,599)	(76,683)	(12,976)	(34,852)	(285,630)	(249,885)
Taxation	(14,094)	(26,782)	(7,180)	(15,132)	-	-	(21,274)	(41,914)
Segment income (loss)	171,160	138,026	139,259	273,573	(16,150)	(23,518)	294,269	388,081
Net other unallocated expenses	(290,013)	(264,723)
Net income	4,256	123,358

Total assets	4,552,226	4,113,335	1,644,324	1,468,632	135,120	93,837	6,331,670	5,675,804

(b) Geographical segments

The table below summarized the Group's turnover for the nine months and three months ended September 30, 2001 and 2000 analyzed into geographical locations:

	(unaudited)		(unaudited)
	Nine months ended September 30,		Three months ended September 30,
	2001	2000	2001	2000
	US$	US$	US$	US$
Turnover
North America	3,537,447	3,174,385	1,308,820	1,305,907
Europe	45,832	27,396	25,562	10,266
Asia	5,160,531	6,726,905	2,188,685	2,392,632
TOTAL	8,743,810	9,928,686	3,523,067	3,708,805

Note 7. Related Party Transactions

During the nine months and three months ended September 30, 2001 and 2000, the Group had the following balances and transactions with related parties:

	(unaudited)		(unaudited)
	Nine months ended September 30,		Three months ended September 30,
	2001	2000	2001	2000
	US$	US$	US$	US$
Proceeds from disposal of a subsidiary to a company controlled by the director of the Company	150,000	-	-	-
Loan to a company controlled by the director of the Company	115,385	-	-	-
Payment of freight cost to companies controlled by directors of the Company	109,078	6,686	5,947	6,634
Received interest income from a company controlled by directors of the Company	4,777	2,672	1,731	2,672

Note 8. Related Party Transactions (continued)

(a) As of December 31, 2000 and September 30, 2001, the Company's directors have beneficial interests in the Company and all the aforementioned related parties.

(b) Loan to a related company as of September 30, 2001 is unsecured, bears interest at 6% p.a. and has no fixed repayment terms.

(c) Due from other related parties as of September 30, 2001 is unsecured, interest free and has no fixed repayment terms.

(d) The Group received certain advances from a director. The balances due to the Group as of December 31, 2000 and September 30, 2001 were unsecured, interest-free and have no fixed repayment terms.

(e) As of September 30, 2001, banking facilities of US$2.91 million granted by bankers to the Group were secured on the Group's fixed deposits to the extent of US$1.5 million (note 5) and a director's personal guarantees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward looking statements", which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans", "intends", "will", "hopes", "seeks", "anticipates", "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

OVERVIEW

The following discussion is applicable to the Company's financial condition and results of operations for the three and nine-month periods ended September 30, 2001 and September 30, 2000.

Pacific CMA, Inc. (Pacific CMA) does not directly carry on any business activities. However, its wholly owned subsidiary, AGI Logistics (HK) Ltd. (AGI), operates an integrated logistics and freight forwarding business which is based in Hong Kong and which primarily handles delivery of goods between the Far East and the US via Hong Kong. The principal services provided by AGI Group are airfreight forwarding, ocean freight forwarding, feeder services from and to China, warehousing and trucking (land forwarding). In the region of Far East, Mainland China is the target market for AGI Group expansion.

The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries. On January 1, 2001, its Hong Kong incorporated subsidiaries included Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. and Guangzhou Huasheng Int'l Forwarding Ltd. (Guangzhou Huasheng), and AGI Logistics (Shenzhen) Ltd. (AGI (Shenzhen)) which was incorporated in Peoples Republic of China. On May 11, 2001, AGI (Shenzhen) was disposed of by AGI Group. The following discussion concerning results of operations and liquidity and capital resources of Pacific CMA, is based solely upon the business operations which are carried on by the group consisting of its wholly owned subsidiary AGI, and the subsidiaries of AGI. Overall, our net results during the quarter and the nine-month period were adversely affected by weakness in the global economy and by our increased overhead.

The significant new developments which have occurred during the first nine months of the fiscal year, include the following:

(1) Awarded memberships in the International Air Transport Association (IATA), the International Federation of Freight Forwarders Association (FIATA) and the Hong Kong Association of Freight Forwarding Agents (HAFFA) in January 2001.

(2) Airfreight office and warehouse moved to new facilities in February 2001, nearly doubling the warehousing capacity at Chek Lap Kok airport in Hong Kong.

(3) Management of AGI decided to restructure the network of its subsidiaries in South China in order to eliminate duplicate services and reduce costs. As a result, on May 11, 2001, we disposed of AGI (Shenzhen) and consolidated all operations in South China in Guangzhou Huasheng.

(4) Development of new container feeder line to Gaolan, Zhuhai International Container Terminals and opening representative office in Zhuhai (Peoples Republic of China).

(5) Created a new international moving division and became a member of the Household Goods Forwarders Association of America (HGFAA) in June 2001.

(6) Recruited new feeder team to develop feeder services between Hong Kong and Zhujiang Delta region from July 2001.

(7) Cooperating with new agents in North Carolina and in Columbus, Ohio, to handle new routing shipments from US to Hong Kong.

(8) Established stronger links with additional partners in India, Sri Lanka and Bangladesh to cater for additional cargo volumes to the USA.

(9) Established new agents in Europe to expand our operation and reduce our reliance on the US market.

(10) Established new agent in Shanghai China, to expand air import service from Europe via Hong Kong to Shanghai from August 2001.

(11) Developed on-board courier services from Hong Kong to Vietnam from September 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

BUSINESS SEGMENT OPERATING RESULTS

Our total revenue for the three-month period ended September 30, decreased 5.01% from US$3,708,805 in 2000 to US$3,523,067 in 2001. The decrease in revenue was due to competitive pressure on pricing and the effect of the slowdown in the economy. During the period, our cost of forwarding also decreased 3.73%, from US$3,013,867 to US$2,901,472, partially as a result of decreased volume and partially as a result of our ability to control costs. Gross margin for the period decreased from 18.74% in 2000 to 17.64% in 2001 and gross profit (revenue minus cost of forwarding) for the period decreased 10.55%, from US$694,938 in 2000, to US$621,595 in 2001. On the other hand, as a result of an overall increase in overhead and administrative expenses, our net income for the period decreased approximately 96.55%, from US$123,358 in 2000 to US$4,256 in 2001.

The results of operations for each segment are as follows.

Airfreight operation: Revenue from airfreight operations decreased 1.76% to US$2,313,179 in 2001 from US$2,354,618 in 2000. The peak season (after July) rates in 2001 were lower than that in 2000 and space capacity from airlines was decreased in this quarter. However, the volume of airfreight traffic remained fairly constant, and in late September we experienced a heavy volume of shipments from in-house customers because of a long holiday in China from October 1 to 7. This resulted in decreased airline capacity with an increased demand for shipping services. On the other hand, because of 911 attacks in US, new security measures were carried out by airlines. Freight rates were increased and there was no incentive discount rate. There were also additional costs charged by airlines, such as war risk surcharge. However, we were able to pass through most of the additional costs to freight payers. We have a significant improvement in cost control. Costs for the airfreight forwarding operation decreased 6.09% from US$2,042,803 in 2000 to US$1,918,357 in 2001. The small decrease in revenue during the quarter combined with a larger percentage decrease in costs caused the gross profit margin to increase from 13.24% to 17.07%, and also resulted in a 26.62% increase in gross profit, from US$311,815 in 2000 to US$394,822 in 2001.

Total segment overhead attributable to the airfreight operation increased 28.70% from US$173,789 in 2000 to US$223,662 in 2001. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased 24.01% for the quarter, from US$138,026 in 2000 to US$171,160 in 2001. The improvement in net income was mainly the result of the improvement in gross margin attributable to airfreight operations.

Sea freight operation: Revenue from sea freight operations decreased 11.44% to US$1,178,298 in 2001 from US$1,330,434 in 2000. This decrease in revenue for the quarter reflects the slowdown in the economy that resulted in declining volumes, particularly in exports from Asia to North America. In particular, the volume of transshipments from Shanghai to Los Angeles via Hong Kong, and sea freight from Hong Kong to Canada was reduced in this quarter, compared with the same period in 2000. Another development adversely affecting sea freight revenues was the increased tonnage capacity deployed by the carriers at the same time as demand in the market was weakening, which resulted in reductions in freight prices. The increased tonnage capacity deployed by the carriers did also contribute to lower direct costs, thereby partially offsetting the adverse impact on net revenue of lower volumes and lower freight prices. As a result, cost of forwarding for the sea freight operation decreased 1.07% in the quarter, to US$952,144 in 2001 from US$962,475 in 2000. Although costs were reduced, the significant drop in revenue during the quarter caused gross margin to drop from 27.66% to 19.19%, and gross profit to decrease 38.54%, from US$367,959 in 2000 to US$226,154 in 2001.

Total segment overhead attributable to the sea freight operation was decreased by 7.94%, from US$94,386 in 2000 to US$86,895 in 2001. Overall net income for the sea freight operation decreased 49.06%, from US$273,573 in 2000 to US$139,359 in 2001. The decrease in net income was mainly the result of the decrease of gross margin attributable to the sea freight operation.

Trucking: Revenue from trucking operations increased 33.00% to US$31,590 in 2001 from US$23,753 in 2000. The increase in revenue was the result of an improvement in volume. Costs for the trucking operation increased to US$30,971 in 2001 from US$8,589 in 2000, and as a result, gross margin decreased from 63.84% to 1.96%, and gross profit decreased 95.92% to US$619 in 2001 from US$15,164 in 2000. The increase in costs for the trucking operation is primarily attributable to the fact that we increased our usage of subcontractors during the period in lieu of using our own vehicles. Although the cost of using subcontractors is currently higher than the cost of operating our own vehicles, it is our intention to bring costs down by continuing to negotiate with sub-contractors in order to gain more favorable prices. Overall, there was a net loss from trucking operations of US$16,150 in 2001 as compared to a net loss of $23,518 in 2000.

OTHER OPERATING EXPENSES

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased 5.69% to US$554,860 in 2001 from US$524,999 in 2000. The following factors caused the increase in expenses:

Consulting fees: Consulting fees totaling US$1,795 were charged by a service company in this quarter, for consulting services related to developing in-house international moving services, and establishing relationships with overseas moving agents. We do not expect to incur this type of expense in the next quarter.

Legal and professional fees: Legal and professional fees increased substantially, from US$8,349 in 2000 to US$62,014 in 2001. This includes US$25,146 charged by our auditors, Moores Rowland. The legal and professional fees were mainly for US tax compliance work and tax reporting purposes, as well as legal and consulting fees for services related to the filing of SB-2 document and completion of SEC filings.

Mandatory provident fund: Following the implementation of the Mandatory Provident Fund ("MPF") in Hong Kong which became effective in December, 2000, the Company operates an MPF plan for its Hong Kong employees. The assets of the MPF are held separately from those of the Company in a provident fund managed by an independent trustee. Since January 2001, the Company has been required to make contributions to the MPF, and during the third quarter, those contributions totaled US$9,478.

Overseas traveling: Expenses related to overseas traveling increased 49.73% from US$15,660 in 2000 to US$23,447 in 2001. The increase in travel expenses was mainly due to costs attributable to business trips to Europe, the US, Taiwan and Guangdong, China, for the purpose of seeking new agents in overseas markets and expanding our business.

Repair and maintenance: Repair and maintenance increased from US$2,919 in 2000 to US7,409 in 2001. This increase in expenses was mainly attributable to the repair and maintenance of equipment at airfreight office and warehouse.

Salaries and allowance: Salaries and allowances were quite constant for the two periods. They were US$225,178 in 2000 and US$225,911 in 2001.

DEPRECIATION

Depreciation increased from US$22,081 in 2000 to US$52,907 in 2001. The increase in depreciation expense was attributable to additional property, plant and equipment acquired during the preceding twelve months. The largest amounts expended for property, plant and equipment were for the decoration of offices, design of the I.T. system, and purchases of computer hardware and software.

NON-OPERATING INCOME

INTEREST AND OTHER INCOME

Interest and other income decreased from US$19,328 in 2000 to US$13,976 in 2001 primarily as a result of the decrease in sundry income.

INTEREST EXPENSES

Interest expenses increased 23.53% to US$1,890 in 2001 from US$1,530 in 2000. The increase in interest expenses is due primarily to the installment purchase of additional equipment in 2001.

AMORTIZATION OF GOODWILL

Amortization of goodwill remained constant at US$384 in both 2001 and 2000.

COMPENSATION COST

On September 1, 2001, an aggregate of 176,000 shares of common stock has been issued pursuant to 2000 Stock Plan of Pacific CMA, Inc. These shares are valued at approximately US$31,680 as compensation cost.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

BUSINESS SEGMENT OF OPERATING RESULTS

Total revenue for the nine months ended September 30, 2001 decreased 11.93% as compared with the nine months ended September 30, 2000, from US$9,928,686 in 2000 to US$8,743,810 in 2001. The decrease in revenue was due to competitive pressure on pricing and the effect of the slowdown in the economy. Cost of forwarding also decreased, by 11.75% from US$7,768,181 in 2000 to US$6,855,183 in 2001. As a result of comparable percentage decreases in revenues and costs, gross margin remained quite constant at 21.60% in 2001 as compared to 21.76% in 2000. However, as a result of the decrease in revenue, gross profit (revenue minus cost of forwarding) decreased from US$2,160,505 in 2000 to US$1,888,627 in 2001, by 12.58%.

In addition, because of an overall increase of expenses, our net income decreased by 68.70%, from US$675,150 in 2000 to US$211,332 in 2001.

The results of operations for each segment are as follows.

Airfreight operation: Revenue from airfreight operation decreased 2.99% to US$5,924,828 in 2001 from US$6,107,438 in 2000. Competitive pressure from customers on pricing and the effect of the slowdown in the economy combined to affect the performance of the airfreight operation. Our sell rate in 2001 was lower than that in 2000. The decreased air export traffic, the primary contributor to airfreight forwarding, continued to reflect a soft air outbound market, particularly in January and February of 2001, due to lower activity levels from the customer base, although there was some improvement in the market in the second and third quarters as compared to the first quarter of the year. Costs of the airfreight forwarding operation decreased 11.19% from US$5,224,214 in 2000 to US$4,639,668 in 2001 primarily as a result of an overall decrease in cargo volume. As a result of the overall decrease in cargo volume, vendors were willing to cut prices, which, in turn, reduced our costs. The small decrease in revenue during the period combined with a larger percentage decrease in costs caused the gross profit margin to increase from 14.46% to 21.69%, and also resulted in a 45.51% increase in gross profit, from US$883,224 in 2000 to US$1,285,160 in 2001.

Total segment overhead attributable to the airfreight operation was increased by 12.35% from US$514,061 in 2000 to US$577,547 in 2001. Details regarding the increase in overhead expenses are discussed below under the section titled "Other Operating Expenses."

Overall, net segment income for airfreight operation increased 91.68% from US$369,163 in the first nine months of 2000 to US$707,613 in the first nine months of 2001. The improvement in net income was mainly the result of the improvement in gross margin attributable to airfreight operations.

Sea freight operation: Revenue from sea freight operations decreased 27.47% to US$2,728,836 in 2001 from US$3,762,254 in 2000. The decrease in revenue for the period reflects the slowdown in the economy that resulted in declining volumes, particularly in exports from Asia to North America. In particular, the volume of transshipments from Shanghai to Los Angeles via Hong Kong, and sea freight from Hong Kong to Canada was reduced in 2001 as compared to the same period in 2000. Another development adversely affecting sea freight revenues was the increased tonnage capacity deployed by the carriers at the same time as demand in the market was weakening, which resulted in reductions in freight prices. The increased tonnage capacity deployed by the carriers did also contribute to lower direct costs, thereby partially offsetting the adverse impact on net revenue of lower volumes and lower freight prices. As a result, costs for the sea freight forwarding operation decreased 13.67% during the period, to US$2,141,185 in 2001 from US$2,480,362 in 2000. Although cost of forwarding was reduced, the significant drop in revenue during the period caused gross margin to drop from 34.07% to 21.53%, and gross profit to decrease 54.16%, from US$1,281,892 in 2000 to US$587,651 in 2001.

Total segment overhead attributable to the sea freight operation decreased 3.99% from US$244,828 in 2000 to US$235,053 in 2001. Overall net income for sea freight operation decreased 66.00%, from US$1,037,064 in 2000 to US$352,598 in 2001. The decrease in net income was mainly the result of the decrease of gross profit attributable to the sea freight operation.

Trucking: Revenue from trucking increased 52.81% in the period, from US$58,994 in 2000 to US$90,146 in 2001. We have been putting more effort into the trucking business by increasing marketing activities and seeking additional customers. In addition to seeking to increase the number of customers, we have also been using more sub-contractors in order to reduce fixed costs and have been negotiating with sub-contractors in an effort to gain more favorable prices. However, because of the increased employment of sub-contractors in 2001 compared with 2000, increased costs were unavoidable. Costs associated with the trucking operation increased 16.86% during the period, from US$63,605 in 2000 to US$74,330 in 2001, resulting in gross margin for the period of 17.54%.

Although the gross margin associated with the trucking operation increased during the period, there was a net loss for the trucking operation of US$51,069 in 2001 as compared to US$78,584 in 2000. For the period, overhead expenses attributable to the trucking business decreased 9.58%, from US$73,973 in 2000 to US$66,885 in 2001.

OTHER OPERATING EXPENSES

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased 14.99% to US$1,529,283 in 2001 from US$1,329,953 in 2000. The following factors caused the increase in expenses:

Bank charges: During May and June of 2001, banking facilities of US$2.78 million were granted by bankers to AGI, secured by AGI's fixed deposits to the extent of US$1.4 million and also by a director's personal guarantees. Handling charges for these banking facilities were approximately US$4,280. In addition, in May and June of 2001 we received proceeds from completion of a private placement offering of stock and presented the checks for deposit in Hong Kong. Our bankers charged commissions totaling approximately US$1,500 on presenting foreign checks for deposit in Hong Kong. Overall, bank charges for the period were increased from US$8,999 in 2000 to US$17,522 in 2001.

Consulting fees: Consulting fees totaling US$5,385 were charged by a service company from April to June of 2001, for consulting services related to developing in-house international moving services, and establishing relationships with overseas moving agents. We expect there will be no such expense during the remainder of the fiscal year.

Disposal of property, plant and equipment: On February 28, 2001, we moved our airfreight office to larger premises at Chek Lap Kok Airport and disposed of the leasehold improvements at our old office location, causing a loss of US$8,397. We disposed of a 44-ton tractor and a semi-trailer on March 30, 2001, causing a loss of US$6,482. The decision to dispose of this item was made as a result of the expense of repair and maintenance relating to ownership and the fact that revenue from this tractor was not satisfactory in the management's view.

Legal and professional fees: Legal and professional fees increased from US$12,511 in 2000 to US$133,108 in 2001. This includes US$50,531 charged by our auditors, Moores Rowland, for US taxation advice, as well as legal and consulting fees for services related to the private placement offering of common stock and completion of SEC filings. During the first nine months of 2000 we were not a reporting company and were not obligated to file reports with the SEC.

Mandatory provident fund: Following the implementation of the Mandatory Provident Fund ("MPF") in Hong Kong which became effective in December 2000, we now operate an MPF plan for our Hong Kong employees. The assets of the MPF are held separately from those of the Company in a provident fund managed by an independent trustee. Since January 2001, we have been required to make contributions to the MPF, and during the period those contributions totaled US$30,578.

Overseas traveling: Expenses related to overseas travel increased from US$35,047 in 2000 to US$53,867 in 2001. The increase in travel expenses was mainly due to costs attributable to business trips to Europe, the US, Taiwan and Guangdong in China for the purpose of seeking new agents in overseas markets and expanding our business.

Repair and maintenance: Repair and maintenance increased from US$3,379 in 2000 to US$13,459 in 2001. This increase in expenses was mainly attributable to monthly maintenance fees for the FM2000 system, a computer software system for managing freight operations from January to the middle of June, 2001. There were also additional repair and maintenance expenses for the move of office at Chek Lap Kok airport in 2001, and for the equipments at airfreight office and warehouse.

Salaries and allowance: Salaries and allowances for the period increased by 3.07%, from US$628,471 in 2000 to US$647,742 in 2001, as a result of a salary increment which became effective in June 2001.

DEPRECIATION

Depreciation increased from US$61,633 in 2000 to US$147,710 in 2001. The increase in depreciation expense was attributable to additional property, plant and equipment acquired during the preceding twelve months. The largest amounts expended for property, plant and equipment were for the decoration of offices, design of the I.T. system and purchases of computer hardware and software.

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

INTEREST AND OTHER INCOME

Interest and other income increased from US$36,801 to US$49,725. This was due to more cash resources invested in fixed deposits as to generate stable and low risk interest income.

INTEREST EXPENSES

Interest expenses increased from US$3,678 in 2000 to US$7,439 in 2001. The increase in interest expenses is due primarily to the installment purchase of additional equipment in 2001.

AMORTIZATION OF GOODWILL

Amortization of goodwill remained constant approximately at US$1,151 in both 2001 and 2000.

COMPENSATION COST

On September 1, 2001, an aggregate of 176,000 shares of common stock has been issued pursuant to 2000 Stock Plan of Pacific CMA, Inc. These shares are valued at approximately US$31,680 as compensation cost.

LIQUIDITY AND CAPITAL RESOURCES

In the past the Company funded its operations and capital expenditures through cash flows from operations and through new issuances of common stock. However, during the nine-month period ended September 30, 2001, instead of generating an increase in cash, operations resulted in use of a total of US$71,611 in cash and cash equivalents. This fact has caused our management to consider other potential sources of liquidity and to focus more attention on its efforts to manage working capital.

Cash used in operating activities for the nine months ended September 30, 2001 was US$71,611, as compared to the cash inflow from operating activities of US$435,467 for the nine months ended September 30, 2000. The change in the first nine months of 2001 was primarily the result of a combination of two factors. During the period we made prompt payment of monies owed to our vendors (accounts payable) at the same time that we experienced the slow collection of payments due from our agents and customers (accounts receivable). This is reflected in the fact that during the period we reduced our outstanding accounts payable by US$715,652, or a total of approximately 36% as compared to outstanding accounts payable as of December 31, 2000. At the same time, our total outstanding accounts receivable increased by a total of US$74,057 during the period, this increase represented a change of approximately 2.69% in total outstanding receivables as compared to outstanding receivables on December 31, 2000. In addition, there was a cash outflow of US$177,193 for deposits, prepayment and other debtors for the period of 2001.

Net cash used in investing activities was US$726,434 in 2001, as compared to net cash used in investing activities of US$768,432 during the same period of 2000. The net cash outflow in 2000 and 2001 was mainly due to the monies provided to other related parties. In 2000, because of the acquisition of subsidiaries, there was cash outflow of US$68,970. In 2001, because of the disposal of property, plant and equipment and a subsidiary, there were sale proceeds of US$164,556 received. However, during the period we expended a total of US$170,941 for acquisition of property, plant and equipment, compared to US$37,788 in 2000. As a result, cash inflows from investing activities were offset by outflows in 2001.

Net cash obtained from financing activities was US$1,453,230 in the first nine months of 2000, as compared to US$264,937 for the same period of 2001. The cash obtained in 2000 was due to the increase of additional paid-in capital from acquisition of subsidiaries. In the same period of 2001, we obtained an unsecured installment loan from a bank of US$89,744 with a term of 18 months. Bank overdraft during the period was US$175,434. There were also two installment purchase contracts totaling US$62,821.

We had cash and cash equivalents on hand of US$2,345,815 at the beginning of 2001, as compared to cash and cash equivalents on hand of US$93,050 at the beginning of 2000. Despite the fact that we had an overall reduction of US$533,108 of cash and cash equivalents on hand as of the end of September 30, 2001, we still had a total of US$1,804,398 of cash and cash equivalents on hand as of the end of September 30, 2001, as compared to US$1,213,730 as of the end of September 30, 2000. As a result, management intends to rely primarily on cash flow from operations for short-term liquidity, and believes that we have adequate liquidity to satisfy our cash needs for the twelve months following the end of September 30, 2001.

We can obtain liquidity through further negotiation of short-term loans from banks and other sources to satisfy our short-term funding needs. Banking facilities totaling US$2.78 million were granted by four banks in Hong Kong in the second quarter of 2001. These banking facilities are intended to assist in satisfying short-term funding needs, including overdraft protection and revolving lines of credit.

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

7. Because of the September 11 terrorist attacks on the US, the US domestic economy may go into recession for a period of time. In that event, the number of purchase orders from the US is likely to drop, which will cause a decrease in volume for the business of freight forwarding. We forecast there will be an adverse effect shown in the first and second quarter of 2002.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the quarter ending September 30, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CMA, INC.

By: /S/ ALFRED LAM

Alfred Lam, President and Director

By: /S/ SCOTT TURNER

Scott Turner, Director

By: /S/ LOUISA CHAN

Louisa Chan, Director

Date: November 14, 2001