Form 10KSB
period 2001-12-31
PACIFIC CMA INC
filed 2002-04-05
CIK 1071775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

X__Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

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

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

State issuer's revenue for its most recent fiscal year: $ 13,788,479.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $2,131,675 as of March 12, 2002.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,280,550 as of March 12, 2002.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Description of Business

General

We were incorporated under the law of the State of Colorado on December 30, 1994 as a blank check company, whose business plan was to seek, investigate, and if warranted, acquire one or more properties or businesses. On August 28, 2000, we acquired 100% of the issued and outstanding shares of AGI Logistics (HK) Ltd. in a share exchange transaction. As a result of this transaction, AGI Logistics (HK) Ltd., became our wholly owned subsidiary.

We do not directly carry on any business activities. All of our operations are conducted through our wholly owned subsidiary, AGI Logistics (HK) Ltd. Thus, the following discussion of our business is based on the operations of AGI Logistics (HK) Ltd.

Principal Services and their Markets

Pacific CMA, Incorporated is a logistics service provider/freight-forwarding company. Through its Hong Kong based subsidiary, AGI Logistics (HK) Ltd, Pacific CMA facilitates and provides supply Chain Management Solutions, Contract Logistics Services and International Forwarding Services from Hong Kong and China. Established in August 1998, AGI ships cargo through a variety of media, including ground, sea, river, rail or air freight. Specifically, AGI uses the following freight forwarding methods: (i) international shipping (air and ocean transport of freight utilizing international commercial and cargo lines); (ii) truck (movement of non-expedited freight via AGI's own trucking fleet of four vehicles as well as independent trucking firms and owner-operators); (iii) river barge (delivery of cargo to terminals or to tackles of ocean vessels); and (iv) rail (movement of non-expedited freight via railroads).

AGI focuses primarily on large shipments of equipment or materials weighing over 100 kilograms. As a result, AGI does not generally compete with larger more established overnight courier or expedited small package companies.

Air and Ocean Freight Business

AGI has focused its development on international shipping (air and ocean transport of freight). It does not own or operate any aircraft, ships, river barges or railroads itself. Instead it uses international commercial and cargo lines to provide expedited transport. The mode of transportation depends on a variety of factors including, but not limited to, such things as contents of the shipment, the basis of the route, departure time, available cargo capacity and cost.

In situations where air transport is the chosen mode of transportation, AGI picks up, or arranges for the pick up of, a shipment at the customer's location and delivers it directly to the commercial carrier. The commercial carrier delivers it to the selected destination airport, shipping warehouse, ship, or railway station. Through AGI's arrangements with trucking, shipping and rail companies, AGI is able to provide direct door-to-door expedited service throughout Southern China and Hong Kong.

AGI has an established airfreight operations office and warehouse in the Hong Kong Air Freight Forwarding Center. The proximity of this site to the airport makes it more convenient and cost effective than other freight forwarding companies that are located further from the airport. From this location, AGI handles export cargo to global ports including Europe, North America, the Indian-Subcontinent, and Australia. AGI's location near the airport enhances its ability to consolidate outgoing break- bulk shipments (shipments from different senders going to the same destination that are consolidated for shipment together) and to separate and process for delivery incoming break- bulk consignments.

It has recently established representative offices at the Yantian International Container Port and Zhuhai to help in the expedition of storage and warehousing, export/import declaration and electronic data interchange of import/export license.

Trucking

In Hong Kong, AGI is able to provide local pick-up and delivery of cargo, by either using its own fleet of radio-equipped trucks or engaging sub-contractors to provide the services. AGI's truckload brokerage services locate and secure capacity when non-expedited ground transportation is the most cost-effective means of meeting a customer's delivery requirements. AGI's brokerage operations enable it to serve a large number of customers simultaneously through third-party common carriers. Third-party common carriers can be engaged on an "as needed" basis.

River Freight

AGI started to offer river freight service through feeder boats (small container boats generally capable of carrying 30 - 40 containers) in 1999 to service customers seeking transshipment of goods in South China. At present, its feeder boats mainly serve the Pearl River Delta Region connecting with Zhuhai, Zhongshan, Nansha, Guangzhou, Dongguan, Shenzhen, Yantain Port and Kwai Chung Terminal.

Physically, goods need to be taken to Hong Kong by trucks or by river feeder boats and transferred onto ocean-going vessels; or vice versa if the goods are moving in the opposite direction. However, cargo carried by trucks face serious customs problems at the Chinese border, causing delays of delivery. In addition, a truck can only carry a single container which makes it costly. In view of this, feeder boats share the workload of trucks with no traffic congestion while enjoying lower costs and greater flexibility in delivering cargo to terminals or to ocean vessels.

Rail Freight

There is a 24 kilometer rail link from Yantian International Container Terminal to Pinghu Station to connect onto the Guangzhou-Shenzhen main line. This rail link is able to expand Yantian Port inland by exporting cargo from and delivering cargo to places along both the Beijing-Guangzhou Railway and the Beijing-Jiulong Railway. There are plans to open up the market at Yunnan, Guizhou, Sichuan, Wuhan and Chengdu by providing rail link services and door to door services afterwards.

Shenzhen Ping Yan Railway is a regional railway for YanTian Port, an international transshipment port. It starts from Ping Hu Station of Guangshen Railway in the north and is connected with two major trunk lines, with the south end at Yantian Station of Yantian Zone. The mainline is 23 kilometers and has two stations, Yantian, and Henggang Station.

With the continuous development of Yantian and the launching of Phase 2 expansion of Yantian International Container Terminal, the handling capacity of the port is growing. In addition, the development of Shenzhen eastern district, the construction of Long Gang Large Industrial Zone along the rail line, should bring a larger supply of freight for the railway.

Operations and Plan of Future Operations

AGI enjoys a broad customer base. It has several hundred customers that have maintained regular business dealings including over 40 major customers that buy or sell merchandise such as garments, toys, electronics parts, and appliances. AGI believes one of the benefits arising from the broad customer base is that it has acquired extensive experience in accommodating the requirements of different customers in dealing with a great variety of products. The diversity in the mix of cargo enhances the ability to achieve economies of scale.

To accommodate its expedited freight customers who demand more specialized transportation services, AGI is able to offers the following services: (i) in-house customer services; (ii) customs and international documentation; (iii) guarded airfreight warehouse; (iv) proof of delivery documentation; and (v) door-to-door services available upon client's request

AGI derives its primary income in the form of commissions received from overseas agents and handling and delivery charges received from customers. In 2001, AGI had annual revenues of approximately $13,788,479. Airfreight and sea freight forwarding are the most profitable sectors of its operations, accounting for over 90% of total gross profits with rail, river, and overland trucking operations accounting for the remainder.

Exchange Rate Risk

The majority of AGI's transactions are denominated in Hong Kong dollars or US dollars. Exchange rate risk is negligible as the Hong Kong dollar is pegged to the US dollar.

Terms of Credit

Sales are made on credit, generally of 30 days, or on a cash basis. There is in existence a credit control policy, which AGI's employees have been instructed to follow by checking or obtaining the credit reference of new customers and reviewing the credit records of its customers by senior staff and obtaining prior approval from a director for orders in excess of a pre-determined amount. AGI, on the other hand receives credit, generally of 30 days, from airlines and shipping lines and the settlement is usually on a cash basis.

Marketing Efforts

AGI markets its services through a national sales organization consisting of five company-owned branch offices. Currently AGI employs over one hundred agents located in 110 cities in 67 countries serving the major gateways worldwide. AGI expects to continue expansion by increasing the number of branch offices, recruiting additional independent sales and marketing agents and expanding AGI's fleet of independent truck owner-operators. AGI's marketing efforts are directed primarily to distribution, procurement and marketing managers of potential customers with substantial requirements for international transportation of cargo.

Through AGI's planned expansion, AGI anticipates that it will be able to transport a greater number of shipments. Within Industry norms, AGI anticipates that the increase in volume may in some but not all cases allow it to obtain lower rates from air and ground service providers. By consolidating freight shipments, AGI expects to reduce its costs of transportation.

Memberships

AGI is a member of the International Air Transport Association, Hong Kong Association of Freight Forwarding Agents Ltd., a member of The Household Goods Forwarders Association of America, and an associated member of the International Federation of Freight Forwarders Association.

Hong Kong Operations

AGI maintains its administrative headquarters in Hong Kong and operates three company-owned branch offices. It also has relationships with numerous independent contractor agency offices throughout the world. AGI intends to expand its business principally through the establishment of branch offices in strategic locations throughout China, and through the use of independent sales and marketing agents in strategic locations throughout the world. Agency offices are owned and operated by independent business owners who enter into agency agreements with AGI. AGI plans to operate company-owned branch offices in South China and to use agency offices elsewhere in the world.

Acquisitions

AGI may expedite its expansion through strategic acquisitions. AGI recognizes that, in some circumstances, the most-efficient way to expand AGI's operations will be by acquiring an existing company. Prospects would include existing freight forwarders in certain key markets or companies whose services compliment AGI's own services. AGI believes expansion through acquisition may enable it to increase AGI's market share more rapidly and allow it to take advantage of opportunities arising from economies of scale earlier than if AGI relied exclusively on internal expansion.

Information Technology

Another important component of AGI's business strategy is the development of advanced information systems. The Internet Freight concept, which is to be promoted via its website www.agi.com.hk enables the user to send booking or rate quotation inquiries to AGI, access updated shipping schedules, obtain shipping orders from the website, and track and trace cargo movement status.

Logistics is one of the most important parts of e-commerce. AGI plans to be one of the leading pioneers in this field, using the latest technologies, which will help to enable Asian manufacturers to comply with their Western buyers time sensitive quotation request and other requirements. If it successfully implements its business plan, AGI will offer its customers a true paperless airfreight system using the Internet for creating house airway bills, commercial invoices, and real time tracing and tracking.

On November 11, 2001, China signed an agreement to became a member of the World Trade Organization (WTO). China's membership in the WTO became effective on December 11, 2001. AGI expects that import and export cargo from China will increase significantly as a result. Accordingly, AGI expects to expand its operations in China.

AGI has been appointed the exclusive logistics partner to Asian Trade Link, an Asian catalogue sourcing site that will shortly connect with one of the leading international trade banks enabling them to offer their client a true end-to-end solution from sourcing to online letter-of-credit application, freight quotation, online freight booking, online credit check and inspection, shipping and finally electronic bills of lading enabling electronic payment to all parties within hours of shipping.

AGI is working with BuyTheSample.com, a company developing a complete trade samples shipping and payment solution, taking the uncertainty and difficulty out of ordering commercial samples from Asia, as well as making it easier for Asian manufacturing companies to distribute samples to international buyers. This is potentially a huge business for both airfreight and sea freight. Consolidation to key gateways will help to reduce the cost of shipping samples.

AGI expects that the rapid advancement of computer and Internet technology will continue to create more advanced functional applications and raise customers' expectations for greater efficiency. The Internet freight system will definitely shorten the process cycle of logistical services. AGI believes that this unique self-perpetuating nature of the Internet freight system is the underlying force, which creates the continuous expansion and diversification of the freight market. AGI believes that the changes and growth in the freight forwarding industry will continue to present tremendous opportunities to the freight industry and related businesses, especially in China.

Market Expansion

On December 11th, 2001, China became a full-fledged member of the World Trade Organization (WTO). AGI's management believes that import and export cargo from China will increase significantly as regulatory trade barriers become more accommodating. Accordingly, AGI expects to expand its operations in China through efforts previously described herewith in.

Distribution Arrangements & Revenue Distribution

AGI has agency contracts with independent contractors in 110 offices in countries throughout the world. Through the use of these independent sales and marketing agents, AGI can expand its business without the costs typically associated with the ownership and maintenance of company-owned branch offices. These offices collect freight on behalf of AGI, provide sales and marketing support, deal with break-bulk shipments, provide customs brokerage and clearance services, provide local delivery services, and handle the routing of orders from overseas to Hong Kong.

The gross profits of the air and sea freight shipments are generally divided equally between AGI and its individual agents. The relationship between AGI and its agents is usually non-exclusive. Either party may terminate the agency agreement upon thirty days written notice, effective at the end of each month. Under the arrangements the agents are not given any power to commit AGI in any way nor any authority to enter into any contract on its behalf. The fees payable to the agents are usually determined by the requirements of the individual customer's order and the charges.

Through a centralized system of uniform billing and accounting software, AGI calculates and pays all commissions owed to agency-owned branch offices, sales employees, and independent sales and marketing agents.

Competition and Competitive factors

AGI has encountered strong competition from other companies in the freight forwarding industry. AGI believes the future success of freight forwarding businesses will depend on the providers ability to integrate technological applications with customers to provide complete global solutions. AGI believes that the industry will continue to evolve from a price-based to a service-based industry. Competitive factors include reliability of service, price and available cargo space capacity. AGI believes it can continue to compete effectively regarding these factors. AGI believes it offers a unique blend of services involving all modes of transportation, including truck, sea, rail and air plus warehousing as well as inland trucking between Hong Kong and mainland China.

Currently, there are 106 air freight forwarding companies and 519 sea freight forwarders operating in Hong Kong that can be considered to be competitors to AGI. AGI's primary competitors are Rical, Speedmark, AEI, Fritz, Scanwell, and Expeditors. AGI also competes with regional and local freight forwarders.

Employees

As of the date of this registration statement, AGI has 52 full-time employees, and 15 staff working overseas. None of AGI's employees are parties to any collective bargaining agreement, and AGI considers its relationship with its employees to be good.

Governmental Regulation

AGI's operations are subject to local and foreign regulations that require it to maintain permits and licenses. AGI's failure to comply with the applicable regulations could result in a revocation of AGI's operating authority and/or substantial fines. AGI believes it is in compliance with all applicable regulations and that all of its required permits and licenses are current.

AGI is subject to laws regulating the discharge of materials into the environment. Although AGI's operations have not been significantly affected by compliance issues in the past, AGI cannot predict the impact environmental regulations may have in the future.

Hong Kong is not subject to the laws of mainland China. Hong Kong currently follows the same English based common law system which it has followed while under British administration. This system has been fundamentally sound. Under the Basic Law of Hong Kong, a mini-constitution codified prior to the return of Hong Kong to China, Hong Kong will have for 50 years starting in 1997 the same political, economic, and legal system it enjoyed under the British administration. We believe that the autonomy of Hong Kong as a special administrative zone of China has been well respected by China to date and will continue to do so.

AGI has two representative offices in China, in Yantain Shenzhen and Zhuhai. AGI has no direct investment in China, although it does have a sub-subsidiary operating in China: AGI Logistics (Shenzhen) Ltd. AGI receives all payments for its services at its head office in Hong Kong. Less than $2,000 of its gross revenues for 2000 were derived from these direct operations in China. Accordingly, AGI's operations are not significantly affected by factors to which companies with significant operations in China may be subject.

ITEM 2.DESCRIPTION OF PROPERTY

Property and Facilities

AGI's Head office: is located at Unit D, 11/F, Garment Centre, 576-586 Castle Peak Road, Cheung Sha Wan, Kowloon. It is a leased property.

Hong Kong Air Freight Warehouse: is located at Unit 259, 2/F, Airport Freight Forwarding Center, 2 Chun Wan Road, Chek Lap Kok, Hong Kong. It has a gross floor area of approximately 12,000 square feet. It is a leased property.

Hong Kong Sea Freight Warehouse: located at Unit 506, H.I.D.C., Kwai Chung Container Port 4, Container Port Road South, Kwai Chung, New Territories, Hong Kong. It has a gross floor area of approximately 38,000 square feet. It is a leased property.

Shenzhen Yantian Office: is located at Room 107, Terminal Offices Building, Yantian Port, Shatoujiao, Shenzhen, China. It has a gross floor area of approximately 500 square feet. It is a leased property.

Shenzhen Yantian Warehouse: Its operations warehouse is located at No.3 Yantian International Container Terminal Warehouse, Shatoujiao, Shenzhen, China. It has a gross floor area of approximately 26,000 square feet. It is a leased property.

Guangzhou Office: is located at Room 1202, Block A, Fuqian Building, 618-620 Jie Fang Road North, Guangzhou 510405, China. It is a leased property.

Guangzhou Warehouse: Its air operations office is located at G/F, Cargo Building, Baiyun Airport, Guangzhou 510405, China. It has a gross floor area of approximately 2,000 square feet. It is leased property.

AGI believes the facilities are in good condition and are equipped for their purposes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on a limited basis in the over-the-counter market and has been quoted on the OTC Bulletin Board under the symbol "PCCM," since October 31, 2001. As of March 12, 2002, the closing bid price on the over-the-counter Bulletin Board was $0.70. The following table sets forth representative high and low bid prices by calendar quarter as reported on the OTC Bulletin Board since December7, 2001, the date of its first trade. Since the level of trading in our common stock has been limited, the bid prices may not be indicative of the value of the common stock or the existence of an active market. The OTC Bulletin Board quotations reflect inter-dealer prices without retail markup, mark-down, or other fees or commissions, and may not necessarily represent actual transactions.

Period	Low	High
Quarter Ended December 31, 2001	$0.50	$2.50
Quarter Ended March 31, 2002	$0.51	$1.95

As of March 12, 2002, the Company's securities were held of record by a total of approximately 355 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

OVERVIEW

The following discussion is applicable to the Company's financial condition and results of operations for the years ended December 31, 2001 and December 31, 2000.

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

The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries. On January 1, 2001, its Hong Kong incorporated subsidiaries included Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. and Guangzhou Huasheng Intl Forwarding Ltd. (Guangzhou Huasheng), and AGI Logistics (Shenzhen) Ltd. (AGI (Shenzhen)) which was incorporated in Peoples Republic of China. On May 11, 2001, AGI (Shenzhen) was disposed of by AGI Group. The following discussion concerning results of operations and liquidity and capital resources of Pacific CMA, is based solely upon the business operations which are carried on by the group consisting of its wholly owned subsidiary AGI, and the subsidiaries of AGI. Overall, our net results during the year were adversely affected by weakness in the global economy, the September 11 attacks in US, and by our increased overhead.

The significant new developments which have occurred during the fiscal year include the followings:

(1) Awarded memberships in the International Air Transport Association (IATA), the International Federation of Freight Forwarders Association (FIATA) and the Hong Kong Association of Freight Forwarding Agents (HAFFA) in January 2001.

(2) Airfreight office and warehouse moved to new facilities in February 2001, nearly doubling the warehousing capacity at Chek Lap Kok airport in Hong Kong.

(3) Management of AGI restructured the network of its subsidiaries in South China in order to eliminate duplicate services and reduce costs. As a result, on May 11, 2001, we disposed of AGI (Shenzhen) and consolidated all operations in South China in Guangzhou Huasheng.

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

(11) Developed on-board courier services from Hong Kong to Vietnam from September 2001.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

BUSINESS SEGMENT OPERATING RESULTS

Our total revenue for the year ended December 31, 2001 decreased 2.69% as compared with the year ended December 31, 2000, from US$14,169,226 in 2000, to US$13,788,479 in 2001. The decrease in revenue was due to competitive pressure on pricing and the effect of the slowdown in the worldwide economy. The airfreight volume in the forth quarter was adversely affected after the September 11 attacks in US. During the period, our cost of forwarding also decreased 2.09%, from US$11,290,129 to US$11,054,263, partially as a result of decreased volume and partially as a result of our ability to control costs. Gross margin for the period decreased from 20.32% in 2000 to 19.83% in 2001 and gross profit (revenue minus cost of forwarding) for the period decreased 5.03%, from US$2,879,097 in 2000, to US$2,734,216 in 2001. On the other hand, as a result of an overall increase in overhead and administrative expenses, our net income for the period decreased approximately 79.20%, from US$841,198 in 2000 to US$174,950 in 2001.

The results of operations for each segment are as follows.

Airfreight operation: Revenue from airfreight operations increased 4.28% from US$9,464,981 in 2000 to US$9,870,536 in 2001. The volumes and the sell rates of airfreight were improved in 2001 compared with 2000. Our main customer base is in the garment industry. They prefer airfreight to sea freight transportation. However, the result was lower than what we expected. It was compressed by competitive pressure from customers on pricing, and the slowdown in the worldwide economy. Each of these factors affected the performance of the airfreight operation. However, the volume of airfreight traffic maintained, and in-house accounts shipped heavily in late September because of long holiday in China from October 1 to 7. On the other hand, because of the 9/11 attacks in US, new security measures were implemented by airlines. Freight rates were increased and no incentive discount rate was offered. There were also additional costs charged by airlines, such as war risk surcharge. However, we were able to pass through most of the additional costs to freight payers. We made a significant improvement in cost control in 2001. Costs for the airfreight forwarding operation decreased 1.16% from US$8,031,760 in 2000 to US$7,938,785 in 2001. The gross profit margin increased from 15.14% to 19.57%, which resulted in a 34.78% increase in gross profit, from US$1,433,221 in 2000 to US$1,931,751 in 2001.

Total segment overhead attributable to the airfreight operation increased 11.04% from US$782,362 in 2000 to US$868,696 in 2001. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased 63.33% for the year, from US$650,859 in 2000 to US$1,063,055 in 2001. The improvement in net income was mainly the result of the improvement in gross margin attributable to airfreight operations.

Sea freight operation: Revenue from sea freight operation decreased 17.37% to US$3,814,375 in 2001 from US$4,616,022 in 2000. This decrease in revenue for the year reflects the slowdown in the worldwide economy that resulted in declining volumes, particularly in exports from Asia to North America. The economic slowdown had a greater impact on the business of sea freight than on the air freight business. In particular, the volume of transshipments from Shanghai to Los Angeles via Hong Kong, and sea freight from Hong Kong to Canada was reduced in 2001, compared with the same period in 2000. Another development adversely affecting sea freight revenues was the increased tonnage capacity deployed by the carriers at the same time as demand in the market was weakening, which resulted in reductions in freight prices. The increased tonnage capacity deployed by the carriers did also contribute to lower direct costs, thereby partially offsetting the adverse impact on net revenue of lower volumes and lower freight prices. As a result, cost of forwarding for the sea freight operation decreased 5.18% in the year, to US$3,020,131 in 2001 from US$3,185,126 in 2000. Although costs were reduced, the significant drop in revenue during the quarter caused gross margin to drop from 31.00% to 20.82%, and gross profit to decrease 44.49%, from US$1,430,896 in 2000 to US$794,244 in 2001.

Total segment overhead attributable to the sea freight operation was decreased by 12.26%, from US$416,305 in 2000 to US$365,269 in 2001. Overall net income for sea freight operation decreased 57.72%, from US$1,014,591 in 2000 to US$428,975 in 2001. The decrease in net income was mainly the result of the decrease of gross margin attributable to the sea freight operation.

Trucking: Revenue from trucking operations increased 17.39% to US$103,568 in 2001 from US$88,223 in 2000. The increase in revenue was the result of an improvement in volume. We have been putting more effort into the trucking business by increasing marketing activities and seeking additional customers. In addition to seeking to increase the number of customers, we have also been using more sub-contractors in order to reduce fixed costs and have been negotiating with sub-contractors in an effort to gain more favorable prices. However, because of the increased employment of sub-contractors in 2001 compared with 2000, increased costs were unavoidable. Costs associated with the trucking operation increased 30.18% during the year, from US$73,243 in 2000 to US$95,347 in 2001. As a result, gross margin decreased from 16.98% to 7.94%, and gross profit decreased 45.12% to US$8,221 in 2001 from US$14,980 in 2000. The increase in costs for the trucking operation is primarily attributable to the fact that we increased our usage of subcontractors during the period in lieu of using our own vehicles. Although the cost of using subcontractors is currently higher than the cost of operating our own vehicles, it is our intention to bring costs down by continuing to negotiate with sub-contractors in order to gain more favorable prices. Overall, there was a net loss from trucking operations of US$85,542 in 2001 as compared to a net loss of $60,588 in 2000. For the year, overhead expenses attributable to the trucking business increased 24.08%, from US$75,568 in 2000 to US$93,763 in 2001.

OTHER OPERATING EXPENSES

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased 26.94% to US$2,313,228 in 2001 from US$1,822,369 in 2000. The following factors caused the increase in expenses:

Bank charges: During May and June of 2001, banking facilities of US$2.78 million were granted by bankers to AGI, secured by AGI's fixed deposits to the extent of US$1.4 million and also by directors personal guarantees. Handling charges for these banking facilities were approximately US$4,280. In addition, in May and June of 2001 we received proceeds from completion of a private placement offering of stock and presented the checks for deposit in Hong Kong. Our bankers charged commissions totaling approximately US$1,500 on presenting foreign checks for deposit in Hong Kong. There were more charges related to wire transfer in 2001 for the service fee for listing in US. Overall, bank charges for the year were increased from US$12,602 in 2000 to US$21,487 in 2001.

Compensation cost: On September 1, 2001, an aggregate of 176,000 shares of common stock has been issued pursuant to 2000 Stock Plan of Pacific CMA, Inc. These shares are valued at approximately US$31,680 as compensation cost. For the last quarter, an additional 39,750 shares of common stock were granted. They were valued at US$7,155.

Consulting fee: Consulting fees totaling US$5,385 were charged by a service company in the second quarter, for consulting services related to developing in-house international moving services, and establishing relationships with overseas moving agents. We do not expect to incur this type of expense in the future.

Disposal of property, plant and equipment: On February 28, 2001, we moved our airfreight office to larger premises at Chek Lap Kok Airport and disposed of the leasehold improvements at the old office location, causing a loss of US$8,397. We disposed of a 44-ton tractor and a semi-trailer on March 30, 2001, causing a loss of US$6,482. The decision to dispose of this item was made as a result of the expense of repair and maintenance relating to ownership and the fact that revenue from this tractor was not satisfactory in the management's view.

Legal and professional fees: Legal and professional fees increased substantially, from US$23,675 in 2000 to US$100,349 in 2001. This includes US$50,531 charged by our auditors, Moores Rowland, for US taxation advice, as well as legal and consulting fees for services related to the private placement offering of common stock and completion of SEC filings.

Mandatory provident fund: Following the implementation of the Mandatory Provident Fund ("MPF") in Hong Kong which became effective in December, 2000, the Company operates an MPF plan for its Hong Kong employees. The assets of the MPF are held separately from those of the Company in a provident fund managed by an independent trustee. Since January 2001, the Company has been required to make contributions to the MPF, and during the year, those contributions totaled US$44,329.

Overseas traveling: Expenses related to overseas traveling increased 79.31% from US$41,352 in 2000 to US$74,148 in 2001. The increase in travel expenses was mainly due to costs attributable to business trips to Europe, the US, Taiwan and Guangdong, China, for the purpose of seeking new agents in overseas markets and expanding our business. There were also increased trips to US for promoting the Company for fund raising purpose.

Repair and maintenance: Repair and maintenance increased from US$6,715 in 2000 to US$18,204 in 2001. This increase in expenses was mainly attributable to monthly maintenance fees for the FM2000 system, a computer software system for managing freight operations from January to the middle of June 2001. There were also additional repair and maintenance expenses for the move of office at Chek Lap Kok airport in 2001, and for the equipments at airfreight office and warehouse.

Salaries and allowance: Salaries and allowances for the year increased by 32.08%, from US$794,541 in 2000 to US$1,049,468 in 2001, as a result of a salary increment which became effective in June 2001. There were also increased numbers of employees in the last quarter.

DEPRECIATION

Depreciation increased from US$105,759 in 2000 to US$199,352 in 2001. The increase in depreciation expense was attributable to additional property, plant and equipment acquired during the year. The largest amounts expended for property, plant and equipment were for the decoration of offices, design of the I.T. system, and purchases of computer hardware and software.

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

INTEREST AND OTHER INCOME

Interest and other income increased from US$64,725 in 2000 to US$68,699 in 2001. This was due to more cash resources invested in deposits as to generate stable and low risk bank interest income.

INTEREST EXPENSES

Interest expenses increased to US$24,123 in 2001 from US$5,304 in 2000. The increase in interest expenses is due primarily to the installment purchase of additional equipment in 2001, and the new inception of bank loans.

AMORTIZATION OF GOODWILL

Amortization of goodwill remained constant at around US$1,535 in both 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

In the past the Company funded its operations and capital expenditures through cash flows from operations and through new issuances of common stock. During the year ended December 31, 2001, operations resulted in providing a total of US$149,417 in cash and cash equivalents. Our management is continuing to consider other potential sources of liquidity and to focus more attention on its efforts to manage working capital.

Cash provided by operating activities for the year ended December 31, 2001 was US$149,417, as compared to the cash inflow from operating activities of US$1,042,278 for the year ended December 31, 2000. The change in the year of 2001 was primarily the result of a combination of two factors. During the year we experienced the slow collection of payments due from our agents and customers (accounts receivable). This is reflected in the fact that during the year our total outstanding accounts receivable increased by a total of US$470,033, or approximately 17.10% in total outstanding receivables as compared to outstanding receivables on December 31, 2000. In addition, there were a cash outflow of US$381,174 for deposits, prepayments and other items for the year of 2001.

Net cash used in investing activities was US$445,241 in 2001, as compared to net cash provided in investing activities of US$85,439 during the year of 2000. In 2000, the main cash inflow was US$368,436 from other related parties. The net cash outflow in 2001 was mainly due to the monies lent to other parties, and the acquisition of property, plant and equipment. During the year we expended a total of US$174,412 for acquisition of property, plant and equipment, compared to US$221,389 in 2000. In 2001, because of the disposal of property, plant and equipment and a subsidiary, there were sale proceeds of US$164,556 received. As a result, cash inflows from investing activities were offset by outflows in 2001.

Net cash obtained from financing activities was US$1,125,094 in the year of 2000, as compared to US$217,126 for the year of 2001. The cash obtained in 2000 was due to the increase of additional paid-in capital from acquisition of subsidiaries. In the same period of 2001, we obtained short-term loans from a bank for the amount of US$232,667, and signed two installment purchase contracts totaling US$81,795.

We had cash and cash equivalents on hand of US$2,345,816 at the beginning of 2001, as compared to cash and cash equivalents on hand of US$93,050 at the beginning of 2000. Despite the fact that we had an overall reduction of US$78,698 of cash and cash equivalents on hand as of the end of December 31, 2001, we still had a total of US$2,263,507 of cash and cash equivalents on hand as of the end of December 31, 2001. Management intends to rely primarily on cash flow from operations for short-term liquidity, and believes that we have adequate liquidity to satisfy our cash needs for the twelve months following the end of December 31, 2001.

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

Management believes the Company's business has not been significantly or adversely affected by inflation in the past. Historically, the Company has generally been successful in passing cost increases to its customers by means of price increases. However, competitive market place conditions could impede the Company's ability to pass on future cost increases to customers and could erode the Company's operating margins.

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

7. Because of the 9/11 attacks in US, there was a weakness in the U.S. economy. As a result, the number of purchase orders from the US dropped, resulting in a decreased traffic volume for the business of freight forwarding. We forecast there will be a continuing adverse effect on the business of the Company in the first and second quarter of 2002.

8. After the 9/11 attacks in US, airlines charged additional costs, such as fuel surcharge, insurance surcharge, and war risk surcharge. The transportation costs for shippers and consignees were increased because of pass through of the additional costs to freight payers. The increase in cost reduces customer incentive to ship goods. As a result, the rate of order cancellation has increased.

ITEM 7. FINANCIAL STATEMENTS

See following pages.

PACIFIC CMA, INC.

Index to Financial Statements - December 31, 2001 and December 31, 2000

Independent Auditors' Report

Consolidated Statements of Operations

Consolidated Balance Sheet

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to the Financial Statements

Independent Auditors' Report

To the Board of Directors and Stockholders of

Pacific CMA, Inc.

We have audited the accompanying consolidated balance sheets of Pacific CMA, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2001 and 2000 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Moores Rowland

Chartered Accountants

Certified Public Accountants

Hong Kong

Date: March 28, 2002

Pacific CMA, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	US$	US$	US$

Freight forwarding income	13,788,479	14,169,226	9,191,572

Operating expenses
Cost of forwarding	(11,054,263)	(11,290,129)	(7,747,019)
Selling and administrative expenses	(2,313,228)	(1,822,369)	(964,668)
Depreciation	(199,352)	(105,759)	(47,009)

Total operating expenses	(13,566,843)	(13,218,257)	(8,758,696)

Income from operations	221,636	950,969	432,876

Non-operating income (expense)
Interest and other income	68,699	64,725	4,682
Interest expense	(24,123)	(5,304)	(754)
Amortization of goodwill	(1,535)	(1,537)	-
Gain on disposal of a subsidiary	19,729	-	-
Deferred offering cost written off	(40,545)	-	-

Net non-operating income	22,225	57,884	3,928

Income before income taxes	243,861	1,008,853	436,804

Provision for income taxes (note 6)	(68,911)	(167,655)	(73,521)

Net income	174,950	841,198	363,283

Other comprehensive loss
Foreign currency translation adjustments	(5,413)	(695)	(2,217)

Comprehensive income	169,537	840,503	361,066
Net income per share
Weighted average number of shares outstanding (Note 3)
Basic	20,884,975	18,166,120	17,000,000

Diluted	20,999,828	18,232,787	17,000,000

Net income per share of common stock
- Basic and Diluted (Note 3)	US$0.01	US$0.05	US$0.02

The financial statements should be read in conjunction with the accompanying notes.

Pacific CMA, Inc.

Consolidated Balance Sheet

For the years ended December 31, 2001 and 2000

	2001	2000
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	2,263,507	2,345,816
Fixed deposits	28,861	27,708
Trade receivables	3,217,839	2,753,215
Deposits, prepayments and other	414,476	168,870
Loan receivable (note 4)	435,385	-
Tax refundable	24,453	755

Total current assets	6,384,521	5,296,364
Property, plant and equipment, net (note 5)	305,679	360,881
Goodwill	4,605	6,149
Deferred taxes	12,815	-
Deferred offering costs	-	225,364

Total assets	6,707,620	5,888,758

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	2,683,250	1,984,381
Accrued charges and other creditors	182,880	193,004
Deposit received	-	12,382
Due to a director (note 10)	3,675	1,913
Obligations under hire purchase contracts - current portion (note 7)	33,548	49,222
Debt maturing within one year (note 8)	232,667	-
Income tax payable	-	89,577

Total current liabilities	3,136,020	2,330,479
Obligations under hire purchase contracts - non-current portion (note 7)	19,961	28,767
Deferred taxes	-	14,495

Total liabilities	3,155,981	2,373,741

Commitments and Contingencies (note 9)

Stockholders' equity
Common stock with no par value (note 1)	51,165	4,080
Treasury stock	(180,000)	-
Additional paid-in capital	1,966,718	1,966,718
Other comprehensive loss	(8,325)	(2,912)
Retained earnings	1,722,081	1,547,131

Total stockholders' equity	3,551,639	3,515,017

Total liabilities and stockholders' equity	6,707,620	5,888,758

Approved by the Board of Directors on March 28, 2002

Alfred Lam	Louisa Chan
Director	Director

The financial statements should be read in conjunction with the accompanying notes.

Pacific CMA, Inc.

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2001, 2000 and 1999

Ordinary stock	Treasury stock	Additional paid-in capital	Other comprehensive loss	Retained earnings	Total
	Number	US$	Number	US$	US$	US$	US$	US$

Balance as of January 1, 1999	17,000,000	3,400	-	-	641,918	-	342,650	987,968
Stockholders' contributions	-	-	-	-	5,275	-	-	5,275
Net income	-	-	-	-	-	-	363,283	363,283
Translation adjustments	-	-	-	-	-	(2,217)	-	(2,217)
Balance as of December 31, 1999	17,000,000	3,400	-	-	647,193	(2,217)	705,933	1,354,309
Stockholders' contributions	-	-	-	-	1,280,405	-	-	1,280,405
Issue of common stock	3,000,000	600	-	-	-	-	-	600
Issue of common stock	400,000	80	-	-	39,120	-	-	39,200
Net income	-	-	-	-	-	-	841,198	841,198
Translation adjustments	-	-	-	-	-	(695)	-	(695)
Balance as of December 31, 2000	20,400,000	4,080	-	-	1,966,718	(2,912)	1,547,131	3,515,017
Issue of common stock	533,300	8,250	-	-	-	-	-	8,250
Stock grant	215,750	38,835	-	-	-	-	-	38,835
Return to treasury	(1,000,000)	-	1,000,000	(180,000)	-	-	-	(180,000)
Net income	-	-	-	-	-	-	174,950	174,950
Translation adjustments	-	-	-	-	-	(5,413)	-	(5,413)
Balance as of December 31, 2001	20,149,050	51,165	1,000,000	(180,000)	1,966,718	(8,325)	1,722,081	3,551,639

The financial statements should be read in conjunction with the accompanying notes.

Pacific CMA, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	US$	US$	US$
Cash flows from operating activities:
Net income	174,950	841,198	363,283

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	199,352	105,759	47,009
Loss on disposal of property, plant and equipment	15,040	4,114	1,879
Amortization of goodwill	1,535	1,537	-
Net gain on disposal of a subsidiary	(19,728)	-	-
Compensation cost	38,835	-	-
Deferred offering costs written off	40,545	-	-
Amortization of organization costs	-	-	40

Changes in working capital:
Tax refundable	(23,699)	(1,510)	-
Deposit received	(12,363)	12,382	-
Trade receivables	(470,033)	(561,423)	(158,145)
Deposits, prepayments and other	(381,174)	39,336	(166,080)
Trade payables	702,498	568,849	(68,512)
Accrued charges and other creditors	386	66,519	107,270
Income tax payable	(89,439)	(42,359)	69,123
Deferred taxes	(27,288)	7,876	4,398

Net cash provided by operating activities	149,417	1,042,278	200,265

Cash flows from investing activities:
Acquisition of property, plant and equipment	(174,412)	(221,389)	(180,149)
Loan receivables	(435,385)	-	-
Sales proceeds from disposal of a subsidiary	149,888	-	-
Sales proceeds from disposal of property, plant and equipment	14,668	7,447	1,156
Due from other related parties	-	368,436	(346,533)
Acquisition of subsidiaries	-	(69,055)	-

Net cash (used in) provided by investing activities	(445,241)	85,439	(525,526)

Cash flows from financing activities:
Capital element of hire purchase payments	(106,155)	(22,471)	(2,052)
Advances from / to a director	1,765	54,023	(1,189)
Fixed deposits	(1,196)	(1,299)	-
Inception of other loans	232,667	-	-
Inception of new hire purchase contracts	81,795	-	-
Additional paid-in capital	-	1,319,525	5,275
Deferred offering costs	-	(225,364)	-
Issue of common stock	8,250	680	-

Net cash provided by financing activities	217,126	1,125,094	2,034

Net increase (decrease) in cash and cash equivalents	(78,698)	2,252,811	(323,227)
Exchange differences	(3,611)	(45)	-
Cash and cash equivalents at beginning of year	2,345,816	93,050	416,277

Cash and cash equivalents at end of year	2,263,507	2,345,816	93,050

The financial statements should be read in conjunction with the accompanying notes.

Pacific CMA, Inc.

Notes to the Financial Statements

For the years ended December 31, 2001, 2000 and 1999

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

The acquisition of AGI, for accounting purposes, has been treated as the acquisition of the Company by AGI with AGI as the accounting acquirer ("reverse acquisition"). On this basis, the historical ordinary stock and stockholders' equity amounts have been retroactively restated to reflect the 17,000,000 shares issued to Mr. Lam as outstanding for all periods presented with the remaining shares owned by the former shareholders of the Company reflected as if issued in a capital transaction on the date of the acquisition. The difference between par value of the Company's and AGI's common stock has been reported in additional paid-in capital.

On September 1, 2000, the Company issued 400,000 shares of its common stock to certain consultants for professional services rendered and to be rendered to the Company valued at $39,200, which is the fair value of the stock issued. The unit share price and thus the fair value of stock was determined by management by reference to the Company's future earning potential. Management believes that this value is comparable to the values of similar services offered by other services providers in the market. The initial terms of services in the agreement will last for two to three years until December 31, 2003. The amount of $39,200 was expensed during 2000.

Immediately prior to the effectiveness of the agreements, the Company's issued and outstanding capitalization consisted of 12,000,000 shares of common stock and no shares of preferred stock. Immediately thereafter, it consisted of no shares of preferred stock and 20,400,000 shares of common stock of which 83% was owned by Mr. Lam.

During the period from February, 20, 2001 to June 30, 2001, an aggregate of 533,300 shares of common stock has been issued at a price of $0.25 per share pursuant to a private placement. The proceeds from this issue, net of issuing expenses of $125,075, was credited to additional paid-in-capital.

Details of the private placement are documented in the private placement memorandum dated March 31, 2001. The aggregate number of 533,300 shares of common stock issued pursuant to the private placement have been registered for resale under a prospectus filed on August 21, 2001.

On September 1, 2001 and November 14, 2001, an aggregate of 215,750 shares of common stock was issued pursuant to the Company's 2000 Stock Plan (note 3). These shares are valued at approximately $38,835.

On November 27, 2001, 1,000,000 shares of common stock have been cancelled and debited as treasury stock. The fair value of shares cancelled was $180,000.

Pursuant to a an agreement (the "Stock Purchase Agreement") dated December 4, 2001 entered into between InfinityVentures Net, Inc. (the "Selling Shareholder") and the Company, 1,100,000 shares of common stock were issued to the Selling Shareholder at an initial purchase price of $0.0001 per share on December 19, 2001. These 1,100,000 shares were issued in a stock purchase transaction which was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 or Rule 505 or 506 promulgated thereunder. The Stock Purchase Agreement contained several rights and obligations between the parties which have the effect of changing the actual purchase price for the shares. These included a "Call Right" which allowed the Company to repurchase the shares unless the Selling Shareholder contributed additional capital to the Company, a "Release Right" which allowed the Selling Shareholder to cancel the Company's call right by contributing additional capital, and a "Put Right" which required the Company to repurchase a portion of the shares in certain circumstances.

In conjunction with the Stock Purchase Agreement, pursuant to a private placement prospectus filed on December 26, 2001, the Selling Shareholder intended to offer these 1,100,000 shares of common stock at market price. However, there was a dispute with the Selling Shareholder concerning the issue of whether the shares, with the understanding that they would be subject to the Company's call right, remained valid even though it was not possible to get the registration statement for the shares approved by the SEC. The SEC would not accept the structure of the transaction unless the Selling Shareholder was legally obligated to pay the additional consideration. The Selling Shareholder refused to agree to an unconditional obligation to pay for the shares so it was not possible to get the registration statement approved to the transaction. For this reason, a "Request for Withdrawal" for the private placement was filed on February 8, 2002. These 1,100,000 shares of common stock were then cancelled and the initial purchase price of $110 was returned to the Selling Shareholder.

For accounting purposes, these 1,100,000 shares of common stock were excluded from the outstanding capital stock of the Company to reflect the substance of the whole transaction.

As of December 31, 2001, the Company's issued and outstanding capital stock comprised of 20,149,050 shares of common stock, 1,000,000 shares of treasury stock and no shares of preferred stock.

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

The details of the subsidiaries of the Company and their principal activities as of the date of this report are summarized below:

Name of company	Date of formation	Place of incorporation	Equity interest owned by the Company	Principal activities

			Directly	Indirectly

AGI Logistics (Hong Kong) Limited	August 12, 1998	Hong Kong	100%	-	Freight forwarding

Sparkle Shipping, Godown, Wharf & Transp. Co., Limited	June 2, 1999	Hong Kong	-	100%	Freight forwarding

Guangzhou Huasheng International Forwarding Limited	December 2, 1998	Hong Kong	-	100%	Freight forwarding

The acquisition of Sparkle Shipping, Godown, Wharf & Transp. Co., Limited was a reorganization of companies under common control and has been accounted for effectively as a pooling of interests and the consolidated financial statements of the Company have been presented as if this subsidiary had been owned by the Company since its date of incorporation.

2. STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation' requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by APB Opinion No.25, "Accounting for Stock Issued to Employees". The pro forma effect of applying the SFAS 123 fair value method of measuring compensation costs to the Company's stock-based awards was not significant to reported net income and earnings per share. All of the Company's share options are granted at not less than market value.

Changes in outstanding options under the employee stock options are as follows:

2001	2000

	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
		US$		US$
Granted during 2000 and outstanding (exercisable) at end of year	200,000	0.098	200,000	0.098

As of December 31, 2001, the weighted-average exercise price of all outstanding options was $0.098 and the weighted-average remaining contractual life was 2.17 years.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of consolidation

The consolidated financial statements include the financial information of the Company, its majority-owned and controlled subsidiaries (collectively known as "the Group"). All material intercompany balances and transactions have been eliminated in consolidation.

(b) Statement of cash flows

For the purposes of the statement of cash flows, the Group considers all highly liquid debt instruments with an original maturity within three months to be cash equivalents.

(c) Comprehensive income

The Group adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

(d)Property, plant and equipment and depreciation

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

Furniture and fixtures	3 years
Office equipment	3 years
Motor vehicles	3 years

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

(e) Revenue recognition

Revenue represents income arising from freight forwarding services which is recognized when freight is received from the shipper (for import freight) or when freight leaves the carrier's terminal (for export freight) with accrual of the estimated direct costs to complete delivery of freight-in-transit.

(f) Leased assets

A hire purchase contract is a contract for hire of an asset which contains provision giving the hirer an option to acquire legal title to the asset upon the fulfillment of certain conditions stated in the contract. Property, plant and equipment held under hire purchase contracts are capitalized at their fair values at the date of acquisition. The corresponding liabilities to the hirer, net of interest charges, is included in the balance sheet as a hire purchase obligation and categorized under current or non-current liabilities.

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

(m) Bad debts

The Group routinely assesses the financial strength of its customers. Credit losses are provided for in the financial statements in the form of an allowance for doubtful accounts, based upon past experiences and current market conditions.

(n) Segment reporting

The Group adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Group's results of operations and financial position were affected by the implementation of SFAS No. 131 as it operates in more than one line of business. Segment information is disclosed in note 16 to the financial statements.

(o) Net income per share

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

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

2001	2000	1999
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	US$		US$	US$		US$	US$		US$
Net Income (Loss)	174,950			841,198			363,283

Basic EPS
Income (loss) available to common stockholders	174,950	20,884,975	0.01	841,198	1,816,6120	0.05	363,283	17,000,000	0.02

Effect of dilutive securities
Stock options	-	114,853		-	66,667		-	-

Diluted EPS
Income (loss) available to common stockholders and assumed conversions	174,950	20,999,828	0.01	841,198	18,232,787	0.05	363,283	17,000,000	0.02

(i) Stock options were granted to purchase 200,000 shares of common stock at an exercise price of $0.098 on September 1, 2000. These options are still outstanding at the end of December 31, 2001 and will expire on August 31, 2005.

(ii) On September 1, 2001, certain stock grants to purchase 176,000 shares of common stock were granted and exercised at an aggregate exercise price of $10 pursuant to the terms stipulated in the Company's 2000 Stock Plan. Another 39,750 shares of common stock were granted and exercised on November 14, 2001 at an exercise price of $nil.

(p) Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is amortised on a straight-line method over 5 years.

(q) Accounting pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Group's financial statements.

4. LOAN RECEIVABLE

Loan receivable amounting to $320,000 is due from a business partner. The amount is secured by personal guarantee of a director of the borrower, bearing interest at 8.5% per annum and repayable on or before May 30, 2002.

The remaining amount of $115,385 is due from a company controlled by directors of the Company, which is unsecured, bearing interest at 6% per annum and has no fixed repayment term.

5. PROPERTY, PLANT AND EQUIPMENT

	2001	2000
	US$	US$

Office equipment	180,390	142,579
Furniture and fixture	255,181	219,076
Motor vehicles	204,804	154,015
Container	-	769
Less: Accumulated depreciation	(334,696)	(155,558)

Net book value	305,679	360,881

As of December 31, 2000, the cost and accumulated depreciation of property, plant and equipment held under hire purchase contracts amounted to $93,523 and $22,757 respectively. As of December 31, 2001, the corresponding amounts are $114,917 and $47,666 respectively.

6. INCOME TAXES

Income tax expense is comprised of the followings:

	2001	2000	1999
	US$	US$	US$

Current taxes	96,199	159,780	69,123
Deferred taxes	(27,288)	7,875	4,398

Income tax expense	68,911	167,655	73,521

The Group is subject to income taxes on income arising in or derived from the tax jurisdiction in which it is domiciled and operates and accordingly, it is subject to Hong Kong profits tax at a current rate of 16% (2000: 16%, 1999:16%).

A reconciliation of the income tax provision to income taxes computed using the Hong Kong statutory income tax rate is summarized below:

	2001	2000	1999
	US$	US$	US$

Income before income taxes	243,861	1,008,853	436,804
Hong Kong statutory tax rate	16%	16%	16%

Tax at Hong Kong statutory rate	39,017	161,416	69,889

Permanent differences on tax computation
- tax losses unlikely to be relieved in the foreseeable future	30382	6,272	4,154
- non-deductible expenses	3,248	6,838	118
- non-taxable income	(3,736)	(6,871)	(640)

Income tax provision	68,911	167,655	73,521

The Group's deferred income taxes assets and liabilities at December 31, 2001 and 2000 comprise mainly the tax effect on temporary differences in respect of the excess of tax allowances over depreciation provided on the Group's property, plant and equipment, net of unutilized tax losses carried forward.

7. OBLIGATIONS UNDER HIRE PURCHASE CONTRACT

The Group hires motor vehicles under hire purchase contracts. The scheduled future minimum lease payments are as follows:

	2001	2000
	US$	US$
Payable during the following period:
Within one year	39,045	57,407
Over one year but not exceeding two years	18,376	30,585
Over two years but not exceeding three years	4,818	3,927

Total minimum lease payments	62,239	91,919
Less: amount representing interest	(8,730)	(13,930)

Present value of net minimum lease payments	53,509	77,989

8. DEBT MATURING WITHIN ONE YEAR

Debt maturing within one year represents short-term bank loans and is summarized as follows:

	Weighted-average interest rates	Outstanding debts maturing within one year
	%	US$
As at December 31,
2001	5.97	232,667

The interest on amounts borrowed under the various loan agreements is at money market rates. The short-term loans are collateralized by guarantees of directors (note 10a).

9. COMMITMENTS AND CONTINGENCIES

2001
US$

2002	236,667
2003	190,598
2004	28,996

Total operating lease commitments	456,261

Contingencies

The Group has pledged cash and cash equivalents and fixed deposits of $1,450,896 (2000: $27,708) to secure general banking facilities and guarantees given by a bank to third parties.

10. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2001, 2000 and 1999, the Group had the following transactions with related parties in which the Company's directors have beneficial interests:

	2001	2000	1999
	US$	US$	US$

Loan advanced to a company controlled by directors of the Company	115,385	-	-
Proceeds from disposal of a subsidiary to a company controlled by directors of the Company	150,000	-	-
Acquisition of a subsidiary from directors of the Company	-	(12,840)	-
Payment of freight cost to companies controlled by directors of the Company	(62,295)	(18,476)	(26,396)
Received freight income from companies controlled by directors of the Company	109,058	26,956	8,679
Received interest income from a company controlled by directors of the Company	6,508	10,700	-

(a) As of December 31, 2001, general banking and loan facilities granted by various bankers to the Group were secured by directors' personal guarantees amounting to $2,990,763.

(b) As of December 31, 2000 and 2001, the balance due from the Group to a director amounting to $1,913 and $3,675 respectively were unsecured, interest-free and had no fixed repayment terms.

11. SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION

	2001	2000	1999
	US$	US$	US$
Cash paid for:
Income taxes	210,091	203,648	-
Interest expense	14,856	5,304	754

12. OTHER SUPPLEMENTAL INFORMATION

The following items are included in the consolidated statements of operations.

	2001	2000	1999
	US$	US$	US$

Executive compensation
Directors' emoluments - salaries	50,000	50,000	46,154
Interest income	60,287	53,774	5,187
Rental expenses under operating leases	243,314	188,552	89,794
Hire of other assets under operating leases	5,062	2,157	1990

13. DISTRIBUTION OF PROFIT

In the opinion of management, any undistributed earnings of the Company and its subsidiaries will be reinvested indefinitely.

14. RETIREMENT PLAN

The Group did not operate any retirement plan before December 2000. Following the implementation of the Mandatory Provident Fund ("MPF") in Hong Kong with effect from December 2000, the Group operates a MPF plan for its Hong Kong employees. The assets of the MPF are held separately from those of the Group in a provident fund managed by an independent trustee. The Group commenced to make contributions to the MPF in January 2001 and accordingly, pension expenses of $44,329 have been incurred by the Group during the year ended December 31, 2001.

15. OPERATING BASICS

a) Concentration of credit risk

The Group provided forwarding services to a number of customers. Details of individual customers accounting for more than 5% of the Group's sales appear in note 16(b).

Concentration of accounts receivable as of December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999
	%	%	%
Customer A	12	8	20
Customer B	8	-	8
Customer C	7	-	-
Customer D	6	-	-
Customer E	-	9	-
Customer F	-	7	-
Customer G	-	5	-
Customer H	-	-	8

	33	29	36

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentration of credit risk (whether on or off balance sheet) arose from the Group's major customers and related companies but the directors, in their opinion, consider that the risk of recoverability of the unreserved receivable is minimal.

b) Concentration of suppliers

The Group sourced forwarding services from a number of suppliers. Details of individual suppliers accounting for more than 5% of the Group's cost of sales appear in note 16(c).

Concentration of account payable as of December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999
	%	%	%
Supplier I	15	-	-
Supplier J	13	23	15
Supplier K	-	11	6
Supplier L	-	-	9
Supplier M	-	-	7
Supplier N	-	-	6
Supplier O	-	-	6

	28	34	49

16. SEGMENTS OF THE BUSINESS

(a) Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding, and (iii) land forwarding services.

The following table summarized the Group's operations during the years ended December 31, 2001, 2000 and 1999, analyzed by air, sea, and land forwarding services:

Air forwarding	Sea forwarding	Land forwarding	Total
	2001	2000	1999	2001	2000	1999	2001	2000	1999	2001	2000	1999
	US$	US$	US$	US$	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	9,870,536	9,464,981	7,516,402	3,814,375	4,616,022	1,655,210	103,568	88,223	19,960	13788479	14,169,226	9,191,572
Cost of sales	(7,938,785)	(8,031,760)	(6,520,466)	(3,020,131)	(3,185,126)	(1,210,142)	(95,347)	(73,243	(16,411)	(11,054,263)	(11,290,129	(7,747,019)

	1,931,751	1,433,221	995,936	794,244	1,430,896	445,068	8,221	14,980	3,549	2,734,216	2,879,097	1,444,553

Depreciation	(49,367)	(26,236)	(13,803)	(6,445)	(57,604)	(33,206)	(17,030)	(14,053)	-	(72,842)	(97,893)	(47,009)
Interest income	-	26,727	3,557	1	26,108	1,630	-	939	-	1	53,774	5,187
Interest expenses	(9,603)	-	-	-	-	-	(5,742)	(3,495)	-	(15,345)	(3,495)
Other segment expenses attributable to segment	(750,266)	(698,958)	(399,572)	(347,696)	(301,049)	(199,303)	(72,669)	(58,959)	-	(1,170,631)	(1,058,966)	(598,875)
Taxation	(59,460)	(83,895)	(50,730)	(11,129)	(83,760)	(22,791)	(1,678)	-	-	(68,911)	(167,655)	(73,521)

Segment income	1,063,055	650,859	535,388	428,975	1,014,591	191,398	(85,542)	(60,588)	3,549	1,406,488	1,604,862	730,335

Net other unallocated expenses *										(1,231,538)	(763,664)	(367,052)

Net income										174,950	841,198	363,283

Total assets	5,044,008	4,377,698	2,373,283	1,582,763	1,418,986	342,722	80,849	92,074	4,489	6,707,620	5,888,758	2,720,494

*The amounts comprised general administration expenses such as office overhead for which it was impracticable to make an allocation into each reportable segment.

(b) Details of individual customer accounting for more than 5% of the

Group's sales are as follows:

	2001	2000	1999
	%	%	%
Major customer
C	6	-	-
P	-	5	-

(c) Details of individual suppliers accounting for more than 5% of the Group's sales are as follows:

	2001	2000	1999
	%	%	%

Major suppliers
I	20	-	-
J	16	13	-
K	-	8	-
O	-	7	-
Q	-	-	19
R	-	-	12
S	-	-	5

	36	28	36

(d) Geographical segments

The table below summarized the Group's turnover during the year ended December 31, 2001, 2000 and 1999 and total assets as of that dates analyzed into geographical locations:

	2001	2000	1999
	US$	US$	US$

Turnover
*IATA Area 1	9,800,637	5,377,669	4,443,006
*IATA Area 2	1,307,388	35,800	160,628
*IATA Area 3	2,680,454	8,755,757	4,587,938

TOTAL	13,788,479	14,169,226	9,191,572

16. SEGMENTS OF THE BUSINESS (CONTINUED)

2001	2000	1999
	Trade receivables	Other assets	Total assets	Trade receivables	Other assets	Total assets	Trade receivables	Other assets	Total assets
	US$	US$	US$	US$	US$	US$	US$	US$	US$

Assets
*IATA Area 1	2,051,128	-	2,051,128	1,709,667	-	1,709,667	1,399,245	4,668	1,403,913
*IATA Area 2	25,905	-	25,905	4,019	-	4,019	1,668	93	1,761
*IATA Area 3	1,140,806	3,489,781	4,630,587	1,039,529	3,135,543	4,175,072	433,782	881,038	1,314,820

TOTAL	3,217,839	3,489,781	6,707,620	2,753,215	3,135,543	5,888,758	1,834,695	885,799	2,720,494

* IATA Area 1 comprises all of the North and South American Continent and the adjacent islands, Greenland, Bermuda, the West Indies and the islands of the Caribbean Sea, the Hawaiian Islands (including Midway and Palmyra).

IATA Area 2 comprises all of Europe (including the European part of the Russian Federation) and the adjacent islands, Iceland, the Azores, all of Africa and the adjacent islands, Ascension Island, that part of Asia lying west of and including Iran (Islamic Rep. 6f).

IATA Area 3 comprises all of Asia and the adjacent islands, except that portion included in IATA Area 2, all of the Esat Indies, Australia, New Zealand and the adjacent islands, the islands of the Pacific Ocean, except those included in IATA Area 1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name	Age	Positions Held and Tenure
Alfred Lam	49	Chairman and Treasurer since December 31, 2000
Scott Turner	48	President and Director since December 31, 2000
Louisa Chan	42	Director since December 31, 2000
Henrik M. Christensen	47	Executive Vice President since December 31, 2000
Kaze Chan	37	Executive Vice President since December 31, 2000
Daisy Law	29	Chief Accountant since December 31, 2000
Rango Lam	30	Secretary since December 31, 2000

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

Biographical Information

Alfred Lam

Mr. Lam is Chairman of the Company and founder of AGI Logistics (HK) Ltd. He is responsible for corporate strategy, strategic planning, and the overall management and administration of Pacific CMA, Inc. Mr. Lam holds a Bachelor's Degree in Business Administration from the Chinese University of Hong Kong. He has over 22 years of freight forwarding industry experience and has established solid and longstanding relationships with airlines, shipping lines, customers, and overseas agents. Prior to operating the Company, he was the chairman of a publicly listed freight forwarding company in Hong Kong.

Scott Turner Mr. Turner has over 26 years of experience in the freight forwarding industry. He is a co-founder of Airgate International Corporation. He is the Company's principle consultant, and has been president of Airgate International Corporation since 1995.

Louisa Chan

Ms. Chan was director of AWT World Transport (Far East) Limited from 1994 to 1995. She has a Diploma of Accounting.

Henrik M. Christensen

Mr. Christensen has over 25 years of shipping and logistics experience in Denmark, England, Africa and Hong Kong. He is a Fellow of the United Kingdom's Institute of Freight Forwarders. Mr. Christensen graduated from Koebenhavn's Koebmanskole in 1974.

Kaze Chan

Mr. Chan is the Executive Vice President and the General Manager and co-founder of AGI Logistics (HK) Ltd. He oversees all freight activities in Hong Kong, China, Europe and North America. Kaze is also responsible for the Company's operations and overall strategic planning. Prior to joining the company, he held senior management positions in U.S.- based

Northwest Cargo. Mr. Chan holds a Master of Arts in Urban Studies from Michigan State University in the United States.

Daisy Law

Ms. Law graduated from the Chinese University of Hong Kong with an honors bachelor degree. She is now a member of the Hong Kong Society of Accountants and the Association of Chartered Certified Accountants.

Rango Lam

Ms. Lam is responsible for overseeing the group's corporate secretarial work. Ms. Lam also possesses over 9 years of experience in sales and marketing activities within the freight forwarding industry. Prior to joining the Company, she worked for a publicly listed freight forwrding company in Hong Kong, Benair (HK) Ltd and World Connect Limited.

Compliance With Section 16(a) of the Exchange Act.

The above directors and officers have each filed an Annual Statement of Changes in Beneficial Ownership on Form 5 for the fiscal year ending December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

The Company has agreed to pay Mr. Lam a salary of $50,000 for the year ending December 31, 2002. Neither Mr. Turner nor Ms. Chan received any remuneration for their services as directors, and there are no plans to compensate them for the fiscal year ending December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 12, 2002, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Alfred Lam (1) Unit D, 11/F, Garment Center, 576-586 Castle Peak Road, Cheung Sha Wan, Kowloon, Hong Kong	17,000,000 (2)	79.88%
InfinityVentures.Net, Inc. 750 Columbus Avenue, Suite PHF New York, NY 10025	1,100,000 (3)	5.16%
Louisa Chan (1) Flat 8B, Evelyn Tower 38 Cloudview Road Hong Kong	0	0
Henrik M. Christensen (1) 5B, London Court Realty Garden 41 Conduit Road Hong Kong	8,300	nil
Rango Lam (1) G/F, No 1 Hang Mei Deng Village Mang Kung Uk Road,Clear Water Bay, DD243 LOT 1554, Hong Kong	60,500	0.28%
Scott Turner (1) Airgate Corp. 153-04 Rockaway Blvd. Jamaica, NY 11434	0	0
Daiisy Law (1) Flat E, 29/F, Tower 3, Tai Hing Gardens Phase 1, No 11 Dun Wen Rd, Tuen Mun Hong Kong	4,000	nil
Kaze Chan (1) Room 310, Tak Man House, Oi Man Estate, Ho Man Tin, Kowloon, Hong Kong	62,500	0.29%
All directors and named executive officers as a group (7 persons) (1)	17,135,300	80.52%

(1) The person listed is an officer, director, or both, of the Company.

(2) Includes 8,000,000 shares owned by Buller Services Corp., of which Mr. Lam may be deemed to be the beneficial owner.

(3) The Company is involved in a dispute with InfinityVentures.Net, Inc., regarding the right of the shareholder to retain these shares. It is the Company's position that the shareholder did not pay the full consideration for these shares and that the shares should be cancelled and returned to the status of authorized but unissued shares. Such shares are included in 21,280,550 shares shown on the Company's shareholder list as issued and outstanding, but for accounting purposes, the shares were excluded from the outstanding capital stock of the Company to reflect the whole substance of the transaction between the Company and InfinityVentures.Net, Inc. (See Note 1 to the Financial Statements.) The Company intends to seek to resolve this dispute through binding arbitration with InfinityVentures.Net, Inc.

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

(b) There were no reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2001.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PACIFIC CMA, INC.

By:/S/ ALFRED LAM

Alfred Lam, Chairman, Treasurer and Director

By:/S/ SCOTT TURNER

Scott Turner, President and Director

By:/S/ LOUISA CHAN

Louisa Chan, Director

Date: April 5, 2002