Form 10QSB
period 2002-03-31
PACIFIC CMA INC
filed 2002-05-14
CIK 1071775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2002.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 12, 2002, there were 21,280,550 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

PACIFIC CMA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2002

INDEX TO FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	March 31, 2002	December 31, 2001
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	1,894,903	2,263,507
Fixed deposits	29,040	28,861
Trade receivables	3,085,596	3,217,839
Deposits, prepayments and other	616,936	414,476
Loan receivable	435,385	435,385
Due from a director	130,057	-
Tax refundable	55,804	24,453

Total current assets	6,247,721	6,384,521

Property, plant and equipment, net	263,969	305,679
Other assets	4,221	4,605
Deferred taxes	16,228	12,815

Total assets	6,532,139	6,707,620

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	March 31, 2002	December 31, 2001
	US$	US$
LIABILIITES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	543,458	-
Trade payables	2,093,765	2,683,250
Accrued charges and other creditors	76,113	182,880
Due to a director	-	3,675
Obligations under hire purchase contracts - current portion	23,184	33,548
Debt maturing within one year	205,329	232,667

Total current liabilities	2,941,849	3,136,020
Obligations under hire purchase contracts - non-current portion	16,756	19,961

Total liabilities	2,958,605	3,155,981

Stockholders' equity
Common stock with no par value	51,165	51,165
Treasury stock	(180,000)	(180,000)
Additional paid-in capital	2,007,443	1,966,718
Other comprehensive loss	(8,325)	(8,325)
Retained earnings	1,703,251	1,722,081

Total stockholders' equity	3,573,534	3,551,639

Total liabilities and stockholders' equity	6,532,139	6,707,620

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) Three months ended March 31, 2002	(Unaudited) Three months ended March 31, 2001
	US$	US$

Freight forwarding income	2,976,871	2,324,610

Operating expenses
Cost of forwarding	(2,348,706)	(1,748,896)
Selling and administrative expenses	(591,221)	(443,495)
Depreciation and amortization	(49,843)	(44,469)

Total operating expenses	(2,989,770)	(2,236,860)

(Loss) Income from operations	(12,899)	87,750

Non-operating income (expenses)
Interest and other income	14,084	25,229
Interest expense	(14,753)	(3,885)

Net non-operating (expense) income	(669)	21,344

(Loss) Income before income taxes	(13,568)	109,094

Provision for income taxes	(5,262)	-

Net (loss) income	(18,830)	109,094

Other comprehensive (loss) income
Foreign currency translation adjustments	-	(5,413)

Comprehensive (loss) income	(18,830)	103,681

Net (loss) income per share

Weighted average number of shares outstanding
Basic	20,336,264	20,489,256

Diluted	21,071,280	20,689,256

Net (loss) income per share of common stock Basic and Diluted	(0.001)	0.005

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

(unaudited) March 31, 2002	(unaudited) March 31, 2001
US$	US$
Cash flows from operating activities:
Net (loss) income	(18,830)	109,094
Adjustments to reconcile net income to net cash
used in operating activities
Depreciation and amortization	49,843	44,469
(Gain) Loss on disposal of property, plant and equipment	(135)	14,879
Compensation cost	40,725	-
Changes in working capital:
Tax refundable	(31,351)	-
Deposits received	-	(12,363)
Accounts receivable	132,243	310,263
Deposits, prepayments and other	(202,460)	(105,247)
Deferred taxes	(3,413)	-
Accounts payable	(589,485)	(983,930)
Accrued charges and other creditors	(106,767)	(147,746)
Tax payable	-	(23,350)
Net cash used in operating activities	(729,630)	(793,931)

Cash flows from investing activities:
Loan receivable	-	(115,385)
Due from a director	(133,732)	(282)
Acquisition of property, plant and equipment	(11,239)	(69,941)
Sales proceeds from disposal of property, plant and equipment	2,179	14,103
Net cash used in investing activities	(142,792)	(171,505)

Cash flows from financing activities:
Fixed deposits	(179)	(687)
Capital element of hire purchase payments	(13,569)	(32,799)
Inception of other loans	40,027	-
Capital element of other loans payments	(67,365)	-
Additional paid-in capital	-	75,500
Bank overdrafts	543,458	-
Net cash provided by financing activities	502,372	42,014

Net decrease in cash and cash equivalents	(370,050)	(923,422)
Exchange difference	1,446	(3,610)
Cash and cash equivalents at beginning of period	2,263,507	2,345,816
Cash and cash equivalents at end of period	1,894,903	1,418,784

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") as of December 31, 2001 and March 31, 2002 and for the three months ended March 31, 2001 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the condensed consolidated financial statements have been made.

The condensed consolidated statement of operations for the three months ended March 31, 2002 is not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K filed on March 30, 2002.

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

The components of total comprehensive (loss) income for the three months ended March 31, 2001 and 2002 are presented in the following table:

	(unaudited) 2002	(unaudited) 2001
	US$	US$
Net (loss) income	(18,830)	109,094
Other comprehensive (loss) income
Foreign currency translation adjustments	-	(5,413)
Comprehensive (loss) income	(18,830)	103,681

Note 4. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share

(unaudited)	(unaudited)
Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	US$		US$	US$		US$

Net (loss) Income	(18,830)			109,094

Basic EPS
(Loss) Income available to common stockholders	(18,830)	20,336,264	(0.001)	109,094	20,489,256	0.005

Effect of Dilutive Securities
Stock options	-	183,667		245	200,000

Diluted EPS
(Loss) Income available to common stockholders and assumed conversions	(18,830)	20,519,931	(0.001)	109,339	20,689,256	0.005

Stock options were granted to purchase 200,000 shares of common stock at an exercise price of US$0.098 on September 1, 2000. These options are still outstanding at the end of March 31, 2002 and will expire on August 31, 2005.

On February 12, 2002 and March 9, 2002, certain stock grants to purchase an aggregate of 46,500 shares of common stock were granted and exercised at an exercise price of $nil pursuant to the terms stipulated in the Company's 2000 Stock Plan.

Note 5. Common Stock

As of December 31, 2000, the Company's authorized capital stock comprised of 100,000,000 shares of common stock, no par value and 10,000,000 shares of preferred stock, no par value. As of the same date, the Company's issued and outstanding capital stock comprised of 20,400,000 shares of common stock and no shares of preferred stock.

During the period from February, 20, 2001 to March 31, 2001, an aggregate of 342,000 shares of common stock were issued at a price of US$0.25 per share pursuant to a private placement. The proceeds from this issue, net of issuing expenses of US$10,000, were credited to additional paid-in-capital.

Subsequent to March 31, 2001, the private placement continued. Up to April 30, 2001, a further 191,300 shares of common stock was issued at a price of US$0.25 per share.

Details of the private placement are documented in the private placement memorandum dated March 31, 2001. The aggregate number of 533,300 shares of common stock issued pursuant to the private placement have been registered for resale under a prospectus filed on August 21, 2001.

On September 1, 2001 and November 14, 2001, an aggregate of 215,750 shares of common stock was issued pursuant to the Company's 2000 Stock Plan. These shares are valued at approximately $38,835.

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

On February 12, 2002 and March 9, 2002, an aggregate of 46,500 shares of common stock was issued pursuant to the Company's 2000 Stock Plan (note 4). These shares are valued at approximately $40,725.

As of March 31, 2002, the Company's issued and outstanding capital stock comprised of 20,195,550 shares of common stock, 1,000,000 shares of treasury stock and no shares of preferred stock.

Note 6. Pledge of Assets

The Group has pledged fixed deposits of US$1,454,630 to secure general banking facilities granted by bankers to the Group.

Note 7. Segment Information

(a) Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding and (iii) land forwarding services. The accounting policies adopted by the Group for segment reporting are described in the summary of significant accounting policies in the Company's Form 10-K filed for the year ended December 31, 2001.

The following table summarized the Group's operations for the three months ended March 31, 2002 and 2001 analyzed into air, sea and land forwarding services:

Air Forwarding	Sea Forwarding	Land Forwarding	Total
2002	2001	2002	2001	2002	2001	2002	2001
US$	US$	US$	US$	US$	US$	US$	US$
Turnover	2,107,927	1,610,438	863,007	684,810	5,937	29,362	2,976,871	2,324,610
Cost of sales	(1,761,777)	(1,206,248)	(573,536)	(522,215)	(13,393)	(20,433)	(2,348,706)	(1,748,896)
Depreciation	(11,259)	(6,760)	(2,057)	(7,471)	(3,793)	(5,502)	(17,109)	(19,733)
Interest expenses	(5,974)	(451)	-	-	(771)	(3,430)	(6,745)	(3,881)
Other segment expenses attributable to segment	(179,759)	(141,282)	(105,637)	(55,050))	(13,056)	(29,044)	(298,452)	(225,376)

Segment income (loss)	149,158	255,697	181,777	100,074	(25,076)	(29,047)	305,859	326,724
Net other unallocated expenses *	(324,689)	(217,630)
Net (loss) income	(18,830)	109,094

Total assets	4,792,281	3,667,991	1,678,888	1,115,357	60,970	80,473	6,532,139	4,863,821

* The amounts comprised general administration expenses such as office overhead for which it was impracticable to make an allocation into each reportable segment.

Note 7. Segment Information (continued)

(b) Geographical segments

The table below summarized the Group's turnover for the three months ended March 31, 2002 and 2001 analyzed into geographical locations:

(unaudited) Three months ended March 31,
	2002	2001
	US$	US$

Turnover
*IATA Area 1	2,108,401	936,724
*IATA Area 2	162,866	8,708
*IATA Area 3	705,604	1,379,178

TOTAL	2,976,871	2,324,610

(unaudited) As of March 31, 2002	(unaudited) As of March 31, 2001
	Trade receivables	Other assets	Total assets	Trade receivables	Other assets	Total assets
	US$	US$	US$	US$	US$	US$

Assets
*IATA Area 1	1,825,319	-	1,825,319	1,643,952	-	1,643,952
*IATA Area 2	136,920	-	136,920	5,679	-	5,679
*IATA Area 3	1,123,357	3,446,543	4,569,900	713,586	2,500,604	3,214,190

TOTAL	3,085,596	3,446,543	6,532,139	2,363,217	2,500,604	4,863,821

- IATA Area 1 comprises all of the North and South American Continent and the adjacent islands, Greenland, Bermuda, the West Indies and the islands of the Caribbean Sea, the Hawaiian Islands (including Midway and Palamyra).

- IATA Area 2 comprises all of Europe (including the European part of the Russian Federation) and the adjacent islands, Iceland, the Azores, all of Africa and the adjacent islands, Ascension Island, that part of Asia lying west of and including Iran (Islamic Rep. 6f).

- IATA Area 3 comprises all of Asia and the adjacent islands, except that portion included in IATA Area 2, all of the East Indies, Australia, New Zealand and the adjacent islands, the islands of the Pacific Ocean, except those included in IATA Area 1.

Note 8. Related Party Transactions

During the periods from January 1 to March 31, 2002 and 2001, the Group had the following balances and transactions with related parties:

	(unaudited)	(unaudited)
	2002	2001
	US$	US$
Payment of freight cost to companies controlled by directors of the Company	(11659)	(15104)

Received freight income from companies controlled by directors of the Company	58	368

Received interest income from a company controlled by directors of the Company	1731	1316

(a) As of December 31, 2001, and March 31, 2002, the Company's directors have beneficial interests in the Company and all the aforementioned related parties.

(b) Loan to a related company amounting to $115,385 as of March 31, 2002 is unsecured, bears interest at 6% p.a. and has no fixed repayment terms.

(c) As of March 31, 2002, the balance due to the Group from a director amounting to $130,057 is unsecured, interest-free and has no fixed repayment terms.

(d) As of March 31, 2002, general banking and loan facilities granted by various bankers to the Group were secured by directors' personal guarantees amounting to $2,990,763.

Note 9 Post Balance Sheet Events

Subsequent to the balance sheet date, the Company acquired approximately an 81% interest in a subsidiary, Airgate International Crop., which is a New York-based logistics and freight forwarder. In connection with this transaction, the Company has issued an aggregate of 1.7 million shares of common stock (issued without par value) and it will also pay over a two year period of cash consideration in $1.5 million with this acquisition. The closing of the transaction is deemed effective as of April 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

OVERVIEW

The following discussion is applicable to the Company's financial condition and results of operations for the three-month periods ended March 31, 2002 and March 31, 2001.

Pacific CMA, Inc. (Pacific CMA) does not directly carry on any business activities. However, its wholly owned subsidiary, AGI Logistics (HK) Ltd. (AGI), operates an integrated logistics and freight forwarding business which is based in Hong Kong and which primarily handles delivery of goods from South China and Hong Kong to overseas countries, mainly in the Far East and the US. The principal services provided by AGI Group are airfreight forwarding, ocean freight forwarding, operation of feeder services from and to China and warehousing and trucking (land forwarding). In the Far East, Mainland China is the target market for expansion by AGI Group.

The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries. On March 31, 2002, its Hong Kong incorporated subsidiaries included Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. and Guangzhou Huasheng Int'l Forwarding Ltd. (Guangzhou Huasheng). The following discussion concerning results of operations and liquidity and capital resources of Pacific CMA, is based solely upon the business operations which are carried on by the group consisting of its wholly owned subsidiary AGI, and the subsidiaries of AGI. Overall, our net results during the period were adversely affected by weakness in the global economy and by increases in overhead costs. Traditionally, the first quarter is the low season for the freight forwarding industry in Hong Kong compared to other quarters of the year due to the Lunar New Year long holidays.

The significant new developments which have occurred during the period include the followings:

(1) Expansion of the sales and marketing department by recruiting three additional sales representatives to make a team of six sales persons.

(2) Establishment of new agency partners in U.A.E., Japan, Indonesia, Canada and Germany.

(3) Expansion of feeder voyage services to 3 voyages per week. Sparkle Shipping, Godown, Wharf& Transp. Co., Ltd. is a sole agent in Zhuhai Goalan effective from March 2002.

(4) Subsequent to the end of the period the Company completed the acquisition of an 81% controlling interest in Airgate International Corp., which is a New York based logistics and freight forwarder. The closing of the transaction was deemed effective as of April 30, 2002, and accordingly, the Company's financial statements for the first quarter do not include the results of operation of Airgate for the period.

RESULTS OF OPERATIONS

BUSINESS SEGMENT OPERATING RESULTS

Our total revenue for the period ended March 31, 2002 increased 28.06% as compared with the period ended March 31, 2001, from US$2,324,610 in 2001 to US$2,976,871 in 2002. The increase in revenue was due to an increase in tonnage which is the result of our exploration of new market in U.A.E., Japan, Singapore, Australia and Thailand and the establishment of constant relationships with new customers in those markets. In addition, there were increased prepaid shipments within the first quarter. During the period, our cost of forwarding increased 34.30%, from US$1,748,896 in 2001 to US$2,348,706 in 2002, mainly as a result of increased costs in the airfreight business. Gross margin for the period decreased from 24.77% in 2001 to 21.10% in 2002 and gross profit (revenue minus cost of forwarding) for the period increased 9.11%, from US$575,714 in 2001, to US$628,165 in 2002. On the other hand, as a result of an overall increase in overhead and administrative expenses, we had a net loss of US$18,830 for the period as compared to net income of 103,681 in the same period of 2001.

The results of operations for each segment are as follows.

Airfreight operation: Revenue from airfreight operations increased 30.89% from US$1,610,438 in 2001 to US$2,107,927 in 2002. The volumes and the sell rates of airfreight were improved in 2002 compared with 2001. Our main customer base is in the garment industry which prefers airfreight to sea freight transportation. As a result of the effect of the September 11 terrorist attacks, the inventory levels in the US were generally low in the first quarter of 2002. This resulted in an increase in demand for urgent shipments, especially from garment industry. The increase in tonnage caused an increase in the demand for shipment space. In addition, it was the maintenance season for airlines in February and March which resulted in a decrease in the number of available flights. These factors led to a rise in the cost of purchasing airfreight space, especially in March of 2002. As a result, costs for the airfreight forwarding operation increased 46.05% from US$1,206,248 in 2001 to US$1,761,777 in 2002 and the gross profit margin decreased from 25.10% to 16.42%. This resulted in a 14.36% decrease in gross profit, from US$404,190 in 2001 to US$346,150 in 2002.

Total segment overhead attributable to the airfreight operation increased 32.93% from US$148,193 in 2001 to US$196,992 in 2002. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

Overall, net segment income for the airfreight operation decreased 41.67% for the period, from US$255,697 in 2001 to US$149,158 in 2002. The decrease in net income was mainly the result of the increment in overheads attributable to airfreight operations.

Sea freight operation: Revenue from sea freight operation increased 26.02% to US$863,007 in 2002 from US$684,810 in 2001. This increase in revenue for the quarter was due to shipments made on behalf of customers from new markets we explored. There was an increase in profitable loose freight consolidation shipments to Australia and US during the quarter. There was a 9.83% increase in the cost of forwarding for the sea freight operation in the period, from US$522,215 in 2001 to US$573,536 in 2002. There was an abundant supply of space especially for shipments to the West Coast of the US. During the quarter the gross margin increased from 23.74% to 33.54%, and gross profit increased 78.03%, from US$162,595 in 2001 to US$289,471 in 2002.

Total segment overhead attributable to the sea freight operation increased by 72.25%, from US$62,521 in 2001 to US$107,694 in 2002. Overall net income for sea freight operation increased 81.64%, from US$100,074 in 2001 to US$181,777 in 2002. The increase in net income was mainly the result of the increase in gross margins attributable to the sea freight operation.

Trucking (Land forwarding): Revenue from trucking operations decreased 79.78% to US$5,937 in 2002 from US$29,362 in 2001. Our strategic plan is to reduce our trucking operations because of the level of competition in the local Hong Kong market and in China. As a result of the level of competition we have determined that there are limited opportunities for acquiring market share and generating profits. We have determined that the overhead cost to maintain own truck is too high. We have been using more sub-contractors in order to reduce fixed costs. As a result, the manpower devoted to trucking has been reduced. Costs associated with the trucking operation decreased 34.45% during the year, from US$20,433 in 2001 to US$13,393 in 2002. During the period there was a gross loss of US$7,456 in 2002 as compared to a gross profit of US$8,929 in 2001. Overall, there was a net loss from trucking operations of US$25,076 in 2002 as compared to a net loss of $29,047 in 2001. For the period, overhead expenses attributable to the trucking business decreased 53.60%, from US$37,976 in 2001 to US$17,620 in 2002.

OTHER OPERATING EXPENSES

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased 33.31% to US$591,221 in 2002 from US$443,495 in 2001. The following factors caused the increase in expenses:

Compensation cost: On February 12, 2002 and March 9, 2002, an aggregate of 46,500 shares of common stock were issued pursuant to the 2000 Stock Plan of Pacific CMA, Inc. These shares were valued at approximately US$40,725 as compensation cost.

Legal and professional fees: Legal and professional fees were increased substantially, from US$444 in 2001 to US$11,182 in 2002. This includes the cost of issuing share certificates, shareholder maintenance and other market data access fees.

Overseas traveling: Expenses related to overseas traveling increased 92.87% from US$14,131 in 2001 to US$27,254 in 2002. The increase in travel expenses was mainly due to costs attributable to an increase in the number of trips to US by Company management for meetings with investment bankers and others.

Salaries and allowance: Salaries and allowances for the period increased by 61.05%, from US$200,858 in 2001 to US$323,487 in 2002. There was a salary increment effective from June 2001. In addition, there were increased numbers of employees for the sales and marketing department in the first quarter of 2002.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from US$44,469 in 2001 to US$49,843 in 2002. The increase in depreciation expense was attributable to additional property, plant and equipment acquired from April 2001 onwards. The largest amounts expended for property, plant and equipment were for the decoration of offices, design of the I.T. system, and purchases of computer hardware and software.

NON-OPERATING INCOME

INTEREST AND OTHER INCOME

Interest and other income decreased from US$25,229 in 2001 to US$14,084 in 2002. This was due to the decrease in bank interest income because of the decreased interest rate.

INTEREST EXPENSES

Interest expenses increased to US$14,753 in 2002 from US$3,885 in 2001. The increase in interest expenses is due primarily to the bank trust receipts and bank overdrafts involved, and the new inception of bank loans.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures through cash flows from operating activities. Our management considers other potential sources of liquidity and intends to focus more attention on its efforts to manage working capital.

Cash used in operating activities for the period ended March 31, 2002 was US$729,630, as compared to US$793,931 for the period ended March 31, 2001. The cash outflow in the first quarter of 2002 was primarily the result of a combination of two factors. During the period we made prompt payment of monies owed to our vendors (accounts payable). This is reflected in the fact that during the period we reduced our outstanding accounts payable by US$589,485, or a total of 21.97% as compared to outstanding accounts payable as of March 31, 2001. In addition, there were a cash outflow of US$202,460 for deposits, prepayment and other items for the first quarter of 2002.

Net cash used in investing activities was US$142,792 in 2002, as compared to net cash used in investing activities of US$171,505 during the year of 2001. In 2001, the main cash outflow was loan to a related party amounting to US$115,385. The net cash outflow in 2002 was mainly due to the fund advanced to a director.

Net cash obtained from financing activities was US$42,014 in the first quarter of 2001, as compared to US$502,372 for the first quarter of 2002. The cash obtained in 2001 was due to an increase in additional paid-in capital. In the same period of 2002, we obtained a short-term loan from a bank for the amount of US$40,027. There were also bank overdrafts withdrawn from our bankers amounting to US$543,458.

We had cash and cash equivalents on hand of US$2,263,507 at the beginning of 2002, as compared to cash and cash equivalents on hand of US$2,345,816 at the beginning of 2001. Despite the fact that we had an overall reduction of US$370,050 of cash and cash equivalents on hand as of the end of the first quarter of 2002, we still had a total of US$1,894,903 of cash and cash equivalents on hand as of the end of March 31, 2002, as compared to that of US$1,418,784 as of the end of March 31,2001. Management intends to rely primarily on cash flow from operations for short-term liquidity, and believes that we have adequate liquidity to satisfy our cash needs for the twelve months following the end of March 31, 2002.

If necessary, we believe we can obtain additional liquidity through further negotiation of short-term loans from banks and other sources to satisfy our short-term funding needs. Banking facilities totaling US$2.74 million were granted by four banks in Hong Kong. These banking facilities are intended to assist in satisfying short-term funding needs, including overdraft protection and revolving lines of credit.

If it is necessary to do so in order to satisfy our long term funding needs, we believe we will be able to obtain long-term bank financing by obtaining long term loans.

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

The Company continues to assess and improve financial controls. The Company has negotiated successfully with banks to get credit facilities for future financial needs.

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

7. The number of purchase orders from the US dropped as a result of a slowdown in the US economy. This has resulted in a decrease in traffic volume for the business of freight forwarding. We forecast there will be an adverse effect shown in both the first and second quarters of 2002.

8. After the September 11 terrorist attacks in the US, airlines charge additional costs, such as fuel surcharges, insurance surcharges and war risk surcharges. As a result, the transportation costs for shippers and consignees have increased, since we pass most of the additional costs through to freight payers. This reduces the incentive of customers to make shipments and has resulted in an increase in the number of order cancellations.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the first quarter ending March 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CMA, INC.

By:/S/ ALFRED LAM

Alfred Lam, Chairman, Treasurer and Director

By:/S/ SCOTT TURNER

Scott Turner, President and Director

By:/S/ LOUISA CHAN

Louisa Chan, Director

Date: May 14, 2002