Form 10QSB
period 2002-06-30
PACIFIC CMA INC
filed 2002-08-14
CIK 1071775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2002.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2002, there were 23,174,550 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

PACIFIC CMA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended June 30, 2002

INDEX TO FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	June 30, 2002	December 31, 2001
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	2,596,672	2,263,507
Fixed deposits	29,040	28,861
Trade receivables	4,454,720	3,217,839
Deposits, prepayments and other	1,182,293	414,476
Loan receivable	457,692	435,385
Tax refundable	-	24,453

Total current assets	8,720,417	6,384,521

Property, plant and equipment, net	334,649	305,679
Goodwill	4,396,193	4,605
Deferred taxes	524,613	12,815

Total assets	13,975,872	6,707,620

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	June 30, 2002	December 31, 2001
	US$	US$
LIABILIITES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdrafts	836,999	-
Trade payables	6,213,326	2,683,250
Accrued charges and other creditors	361,840	182,880
Due to a director	631,121	3,675
Obligations under hire purchase contracts - current portion	17,736	33,548
Debt maturing within one year	343,570	232,667
Tax payable	5,521	-

Total current liabilities	8,410,113	3,136,020
Obligations under hire purchase contracts - non-current portion	7,888	19,961
Debt maturing over one year	300,000	-

Total liabilities	8,718,001	3,155,981

Stockholders' equity
Common stock with no par value	51,165	51,165
Treasury stock	(180,000)	(180,000)
Additional paid-in capital	3,380,443	1,966,718
Other comprehensive loss	(8,325)	(8,325)
Retained earnings	2,014,588	1,722,081

Total stockholders' equity	5,257,871	3,551,639

Total liabilities and stockholders' equity	13,975,872	6,707,620

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

(Unaudited) Six months ended June 30,	(Unaudited) Three months ended June 30,
	2002	2001	2002	2001
	US$	US$	US$	US$

Freight forwarding income	13,503,726	5,220,743	10,526,856	2,896,133

Operating expenses
Cost of forwarding	(11,138,662)	(3,953,714)	(8,789,957)	(2,204,818)
Selling and administrative expenses	(1,873,974)	(979,421)	(1,282,752)	(535,921)
Depreciation and amortization	(102,893)	(95,571)	(53,051)	(51,103)

Total operating expenses	(13,115,529)	(5,028,706)	(10,125,760)	(2,791,842)

Income from operations	388,197	192,037	401,096	104,291

Non-operating income
Net gain on disposal of a subsidiary	11,390	24,282	11,390	24,282
Interest and other income	53,534	35,749	39,450	10,520
Interest expenses	(40,117)	(5,549)	(25,363)	(1,668)

Net non-operating income	24,807	54,482	25,477	33,134

Income before income taxes	413,004	246,519	426,573	137,425

Provision for income taxes	(120,497)	(39,443)	(120,497)	(21,988)

Net income	292,507	207,076	306,076	115,437

Other comprehensive income
Foreign currency translation adjustments	-	(5,412)	-	1

Comprehensive income	292,507	201,664	306,076	115,438

Net income per share

Weighted average number of shares outstanding
Basic	20,368,713	20,716,649	20,368,713	20,902,423

Diluted	20,552,380	20,916,649	20,552,380	21,102,423

Net income per share of common stock Basic and Diluted	0.01	0.01	0.01	0.01

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

(unaudited) June 30, 2002	(unaudited) June 30, 2001
US$	US$
Cash flows from operating activities:
Net income	292,507	207,076
Adjustments to reconcile net income to net cash
used in operating activities
Depreciation and amortization	102,893	95,571
Loss on disposal of property, plant and equipment	896	14,879
Net gain on disposal of a subsidiary	(11,390)	(24,282)
Compensation cost	53,725	-
Changes in working capital:
Tax refundable	(40,027)	754
Deposits received		(12,363)
Accounts receivable	664,738	377,578
Deposits, prepayments and other	(972,806)	(47,322)
Deferred taxes	49,399	(27,999)
Accounts payable	(302,727)	(867,517)
Accrued charges and other creditors	66,972	137,982
Bill payable	-	96,355
Tax payable	70,000	44,077

Net cash used in operating activities	(25,820)	(5,211)

Cash flows from investing activities:
Loan receivable	68,267	(115,384)
Due from (to) other related parties	-	(196,379)
Acquisition of property, plant and equipment	(69,503)	(169,898)
Sales proceeds from disposal of property, plant and equipment	2,179	14,103
Acquisition of a subsidiary	(2,973,617)	-
Disposal of a subsidiary	494,148	149,766
Net cash used in investing activities	(2,478,526)	(317,792)

Cash flows from financing activities:
Fixed deposits	(178)	(687)
Inception of new hire purchase contracts	-	62,820
Capital element of hire purchase payments	(18,002)	(43,447)
Advance from (to) a director	245,743	(133,523)
Inception of other loans	549,883	-
Capital element of other loan payments	(138,980)	-
Bank overdrafts	836,999	-
Additional paid-in capital	1,360,000	123,325
Unsecured bank loan	-	89,744

Net cash provided by financing activities	2,835,465	98,232

Net increase (decrease) in cash and cash equivalents	331,119	(224,771)
Exchange difference	2,046	(3,612)
Cash and cash equivalents at beginning of period	2,263,507	2,345,816

Cash and cash equivalents at end of period	2,596,672	2,117,433

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") as of December 31, 2001 and June 30, 2002 and for the six months and three months ended June 30, 2001 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the condensed consolidated financial statements have been made.

The condensed consolidated statement of operations for the six months and three months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K filed on March 31, 2002.

Note 2. Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The components of total comprehensive income for the six months and three months ended June 30, 2002 and 2001 are presented in the following table:

(Unaudited) Six months ended June 30,	(Unaudited) Three months ended June 30,
	2002	2001	2002	2001
	US$	US$	US$	US$

Net income	292,507	207,076	306,076	115,437
Other comprehensive income (loss)
Foreign currency translation adjustments	-	(5,412)	-	1

Comprehensive income	292,507	201,664	306,076	115,438

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share

(unaudited) Six Months Ended June 30,	(unaudited) Three Months Ended June 30,
2002	2001	2002	2001
Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	US$		US$	US$		US$	US$		US$	US$		US$

Net Income	292,507			207,076			306,076			115,437

Basic EPS
Income available to common stockholders	292,507	20,559,671	0.01	207,076	20,716,649	0.01	306,076	20,559,671	0.01	115,437	20,902,423	0.01

Effect of dilutive securities
Stock options	-	183,667		490	200,000		-	183,667		245	200,000

Diluted EPS
Income available to common stockholders and assumed conversions	292,507	20,743,338	0.01	207,566	20,916,649	0.01	306,076	20,743,338	0.01	115,682	21,102,423	0.01

Stock options were granted to purchase 200,000 shares of common stock at an exercise price of US$0.098 on September 1, 2000. These options are still outstanding at the end of June 30, 2002 and will expire on August 31, 2005.

During the period of first and second quarters, stock grants to purchase an aggregate of 46,500 and 179,000 shares of common stock respectively have been granted and exercised at an exercise price of $nil pursuant to the terms stipulated in the Company's 2000 Stock Plan.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 27, 2001, 1,000,000 shares of common stock were reacquired and recorded as treasury stock. The fair value of shares cancelled was $180,000.

Pursuant to an agreement (the "Stock Purchase Agreement") dated December 4, 2001 entered into between InfinityVentures Net, Inc. (the "Selling Shareholder") and the Company, 1,100,000 shares of common stock were issued to the Selling Shareholder at an initial purchase price of $0.0001 per share on December 19, 2001. These 1,100,000 shares were issued in a stock purchase transaction which was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 or Rule 505 or 506 promulgated thereunder.

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

Note 5 Common Stock (Continued)

In conjunction with the Stock Purchase Agreement, pursuant to a registration statement filed with the SEC on December 31,2001, the Selling Shareholder intended to offer these 1,100,000 shares of common stock at market price. However, there was a dispute with the Selling Shareholder concerning the issue of whether the shares, with the understanding that they would be subject to the Company's call right, remained valid even though it was not possible to get the registration statement for the shares approved by the SEC. The SEC would not accept the structure of the transaction unless the Selling Shareholder was legally obligated to pay the additional consideration. The Selling Shareholder refused to agree to an unconditional obligation to pay for the shares so it was not possible to get the registration statement approved to the transaction. For this reason, a "Request for Withdrawal" for the private placement was filed on February 8, 2002. These 1,100,000 shares of common stock were then cancelled and the initial purchase price of $110 was returned to the Selling Shareholder.

For accounting purposes, these 1,100,000 shares of common stock were excluded from the outstanding capital stock of the Company to reflect the substance of the whole transaction.

On February 12, 2002 and March 9, 2002, an aggregate of 46,500 shares of common stock was issued pursuant to the Company's 2000 Stock Plan (note 4). These shares are valued at approximately $11,625.

On April 14, 2002 and May 22, 2002, an aggregate of 179,000 shares of common stock was issued pursuant to the Company's 2000 Stock Plan (note 4). These shares are valued at approximately $42,100.

On May 21, 2002, the Company issued 1,700,000 shares of common stock to finance the partial consideration of the acquisition of the subsidiary. These shares are valued at approximately $1,360,000.

As of June 30, 2002, the Company's issued and outstanding capital stock comprised of 22,074,550 shares of common stock, 1,000,000 shares of treasury stock and no shares of preferred stock.

Note 6. Pledge of Assets

The Group has pledged fixed deposits of US$2,118,752 to secure general banking facilities granted by bankers to the Group.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(i) The following table summarized the Group's operations for the six months ended June 30, 2002 and 2001 analyzed into air, sea and land forwarding services:

Air Forwarding	Sea Forwarding	Land Forwarding	Total
	2002	2001	2002	2001	2002	2001	2002	2001
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	9,400,598	3,611,650	4,097,192	1,550,538	5,936	58,555	13,503,726	5,220,743

Cost of forwarding	(7,796,964)	(2,721,311)	(3,328,306)	(1,189,043)	(13,393)	(43,360)	(11,138,663)	(3,953,714)

Depreciation and amortization	(27,046)	(18,229)	(5,832)	(16,446)	(3,793)	(9,295)	(36,671)	(43,970)

Interest expenses	(17,449)	-	-	-	(771)	(4,972)	(18,220)	(4,972)

Other segment expenses attributable to segment	(619,934)	(307,495)	(251,073)	(119,781)	(13,056)	(40,821)	(884,063)	(468,097)

Taxation	(120,335)	(27,596)	(162)	(11,847)	-	-	(120,497)	(39,443)

Segment income (loss)	818,870	537,019	511,819	213,421	(25,077)	(39,893)	1,305,612	710,547
Net other unallocated expenses							(1,013,105)	(503,471)

Net income							292,507	207,076

Total assets	10,624,378	4,277,554	3,464,631	1,354,879	1,342	67,180	14,090,351	5,699,613

Note 7. Segment Information (continue)

(a) Business segments (continue)

(ii) The following table summarized the selected segment data for the three months ended June 30, 2002 and 2001 (unaudited):

Air Forwarding	Sea Forwarding	Land Forwarding	Total
	2002	2001	2002	2001	2002	2001	2002	2001
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	7,292,672	2,001,211	3,234,184	865,728	-	29,194	10,526,856	2,896,133

Cost of forwarding	(6,035,187)	(1,515,064)	(2,754,770)	(666,827)	-	(22,927)	(8,789,957)	(2,204,818)

Depreciation	(15,787)	(11,468)	(3,775)	(8,975)	-	(3,793)	(19,562)	(24,236)

Interest expenses	(11,475)	-	-	-	-	(1,542)	(11,475)	(1,542)

Other segment expenses attributable to segment	(440,176)	(166,213)	(145,435)	(64,730)	-	(11,777)	(585,611)	(242,720)

Taxation	(120,335)	(15,348)	(162)	(6,640)	-	-	(120,497)	(21,988)

Segment income (loss)	669,712	293,118	330,042	118,556	-	(10,845)	999,754	400,829
Net other unallocated expenses							(693,678)	(285,392)

Net income							306,076	115,437

Total assets	10,624,378	4,277,554	3,464,631	1,354,879	1,342	67,180	14,090,351	5,699,613

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Segment Information (continue)

(b) Geographical segments

The table below summarized the Group's turnover for the six months and three months ended June 30, 2001 and 2000 analyzed into geographical locations:

(unaudited) Six months ended June 30,	(unaudited) Three months ended June 30,
	2002	2001	2002	2001
	US$	US$	US$	US$

Turnover

* IATA Area 1	4,707,682	2,228,627	2,599,282	1,291,903
* IATA Area 2	1,278,074	20,269	1,115,208	11,561
* IATA Area 3	7,517,970	2,971,847	6,812,366	1,592,669

TOTAL	13,503,726	5,220,743	10,526,856	2,896,133

(unaudited) As of June 30, 2002	(unaudited) As of June 30, 2001
	Trade receivables	Other assets	Total assets	Trade receivables	Other assets	Total assets
	US$	US$	US$	US$	US$	US$

Assets
*IATA Area 1	3,410,465	5,473,414	8,874,879	1,642,621	-	1,642,621
*IATA Area 2	160,720	-	160,720	6,742	-	6,742
*IATA Area 3	883,534	4,056,739	4,940,273	720,866	3,329,384	4,050,250

TOTAL	4,454,719	9,530,153	13,975,872	2,370,229	3,329,384	5,699,613

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

Note 8. Related Party Transactions

During the six months and three months ended June 30, 2002 and 2001, the Group had the following balances and transactions with related parties:

(unaudited) Six months ended June 30,	(unaudited) Three months ended June 30,
	2002	2001	2002	2001
	US$	US$	US$	US$

Loan to a company controlled by the director of the Company	115,385	115,385	115,385	-
Payment of freight cost to companies controlled by directors of the Company	(31,303)	(36,736)	(19,644)	(21,632)
Received freight income from companies controlled by directors of the Company	1,934	103,132	1,875	102,764
Received interest income from a company controlled by directors of the Company	3,462	3,047	1,731	1,731

(a) As of December 31, 2001 and June 30, 2002, the Company's directors have beneficial interests in the Company and all the aforementioned related parties.

(b) Loan to a related company amounting to $115,385 as of June 30, 2002 is unsecured, bears interest at 6% p.a. and has no fixed repayment terms.

(c) As of June 30, 2002, the balance due to a director from the Group amounting to $631,121 is unsecured, interest-free and has no fixed repayment terms.

(d) As of June 30, 2002, general banking and loan facilities granted by various bankers to the Group were secured by directors' personal guarantees amounting to $4,272,814.

Note 9. Disposal of a subsidiary

On April 2, 2002, the Group disposed of its 100% controlling interest in Sparkle Shipping, Godown, Wharf & Transp. Co. Limited at a consideration of US$589,744 to a third party.

US$
Net assets disposed:
Property, plant and equipment	24,667
Trade and other receivables	495,650
Due from director	299,869
Deferred taxes	10,202
Cash at banks	95,596
Trade and other payables	(230,511)
Due to fellow subsidiaries	(117,119)

578,354

Proceed on disposal	589,744

Gain on disposal	11,390

US$

Cash proceeds	589,744
Cash and cash equivalents disposed of	(95,596)

Net inflow of cash and cash equivalents in respect of the disposal of subsidiary	494,148

Note 10. Acquisition of a subsidiary

On April 30, 2002, the Group completed the acquisition of the 81% controlling interest in Airgate International Corporation. ('Airgate'), a privately held company that provides New York based logistics and freight forwarding services.

The total acquisition cost was approximately $2,960,000, included the payment of $1,500,000, of which $300,000 was paid in cash and $1,200,000 was financed, the issuance of 1.7 million shares of common stock valued at $1,310,000 and approximately $100,000 of transaction costs. The consideration was determined solely through negotiations among the parties.

Goodwill represents the excess of acquisition cost over the current fair value of identifiable Airgate assets at the time of purchase. The following table calculates goodwill:

	US$	US$

Total acquisition cost		2,960,000
Less:
Tangible assets acquired:
Net current liabilities	(2,042,170)
Property and equipment	86,944
Deferred taxes	572,000
		(1,383,226)

Goodwill		4,343,226

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

OVERVIEW

The following discussion is applicable to the Company's financial condition and results of operations for the three and six-month periods ended June 30, 2002 and June 30, 2001.

Pacific CMA, Inc. (Pacific CMA) does not directly carry on any business activities. Through its Hong Kong based subsidiary, AGI Logistics (HK) Ltd. (AGI), and its New York based subsidiary, Airgate International Corp. (Airgate), Pacific CMA facilitates and provides supply Chain Management Solutions, Contract Logistics Services and International Freight Forwarding Services.

Its wholly-owned subsidiary, AGI Logistics (HK) Ltd. (AGI), operates an integrated logistics and freight forwarding business which is based in Hong Kong and which primarily handles delivery of goods in South China and Hong Kong to overseas countries, mainly the Far East region and the US. The principal services provided by AGI Group are airfreight forwarding, ocean freight forwarding, and warehousing. In the region of Far East, Mainland China is the target market for AGI Group expansion.

The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries. On January 1, 2001, its Hong Kong incorporated subsidiaries included Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. (Sparkle) and Guangzhou Huasheng Int'l Forwarding Ltd. (GZ Huasheng), and AGI Logistics (Shenzhen) Ltd. (AGI (Shenzhen)) which was incorporated in Peoples Republic of China. On June 14, 2002, GZ Huasheng was renamed as Guangdong Springfield Logistics Services Ltd. (GD Springfield). AGI (Shenzhen) and Sparkle were disposed of by AGI Group on May 11, 2001 and April 2, 2002 repectively. The Company intends to concentrate on the international freight forwarding business . Since the business of Sparkle is concentrated on feeder voyages and trucking operations along the Jujiang Delta Area of Mainland China, the Company determined that the business objectives of Sparkle were not consistent with the plan to concentrate on international freight forwarding. Accordingly, Sparkle was disposed of during the second quarter.

On April 30, 2002, Pacific CMA completed the acquisition of control of Airgate, a privately held New York-based freight forwarder which was established in 1990. Airgate is a non-asset based logistics services company. Pacific CMA intends to continue the operations of Airgate in substantially the same manner as they were conducted prior to the acquisition. Airgate primarily handles import air and ocean shipments from the Far East and from South West Asia to the US. Pacific CMA International, LLC, a Colorado limited liability company which is wholly-owned by the Company, acquired 81% of the issued and outstanding common stock of Airgate.

The following discussion concerning results of operations and liquidity and capital resources of Pacific CMA, is based solely upon the business operations which are carried on by the group consisting of its wholly owned subsidiary AGI and its subsidiaries, with the result of Airgate from May to June 2002.

The significant new development which have occurred during the period include the followings:

(1) Expansion of the sales and marketing department of AGI, additional sales persons were recruited to make a team of six sales persons.

(2) AGI contracted with new agency partners in Shanghai China, Thailand, U.A.E., Japan, Indonesia, Canada and Germany.

(3) Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd., the subsidiary of AGI (HK), was disposed of on April 2, 2002. The Company intends to concentrate more resources on the international freight forwarding business, especially markets in US and Europe.

(4) The Company acquired an 81% interest in a subsidiary, Airgate International Corp., which is a New York based logistics and freight forwarder. The closing of the transaction was effective as of April 30, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

BUSINESS SEGMENT OPERATING RESULTS

Our total revenue for the three-month period ended June 30, 2002 increased 263.48% as compared with the three-month period ended June 30, 2001, from US$2,896,133 in 2001 to US$10,526,856 in 2002. The increase in revenue was primarily due to the combination of Airgate revenue for the month of May and June 2002, excluding the inter-company transactions among the group companies. The revenue of AGI Group for this quarter was US$4,890,865, while the revenue of Airgate was US$7,213,164. The inter-company transactions between AGI Group and Airgate which are excluded from total revenue were US$1,577,173. Other factors which helped to increase revenues are that AGI entered new markets in U.A.E., Japan, Singapore, Australia and Thailand, and established relationships with new customers. In addition, there were increased prepaid shipments within the period. During the period, our cost of forwarding increased 298.67%, from US$2,204,818 in 2001 to US$8,789,957 in 2002, also mainly due to the combination of Airgate freight costs for the months of May and June 2002. Gross margin for the period decreased from 23.87% in 2001 to 16.50% in 2002 and gross profit (revenue minus cost of forwarding) for the period increased 151.25%, from US$691,315 in 2001, to US$1,736,899 in 2002. Overall, the Company had a net income of US$306,076 for the period, compared to net income of US$115,437 during the same period of 2001.

The results of operations for each segment are as follows.

Airfreight operation: Revenue from airfreight operations increased 264.41% from US$2,001,211 in 2001 to US$7,292,672 in 2002. Airfreight revenue for AGI Group was US$3,832,071, while airfreight revenue for Airgate was US$4,868,293. Excluded inter-company transactions totalled US$1,407,692. The volume of airfreight shipments was improved in 2002 compared with 2001. Our main customer base is in the garment industry, which prefers airfreight to sea freight transportation. The inventory levels in the US were low in the first half of 2002, and as a result, demand for urgent shipments increased, especially from the garment industry. The tonnage increase caused the demand for shipment space to increase as well which led to a rise in the cost of buying space. However, rate adjustments to clients were limited to moderate levels since customers were reluctant to absorb the whole magnitude of the rate increase. Costs for the airfreight forwarding operation increased 298.35% from US$1,515,064 in 2001 to US$6,035,187 in 2002. Airfreight cost for AGI Group was US$3,143,553, while airfreight costs for Airgate were US$4,265,523. Excluded inter-company costs totalled US$1,373,889. As a result, the profit margin was cut. The gross profit margin decreased from 24.29% in 2001 to 17.24% in 2002. However, as a result of increased volume, there was an overall increase in gross profit of US$771,338, representing an increase of 158.66%.

Total segment overhead attributable to the airfreight operation increased from US$193,029 in 2001 to US$587,773 in 2002. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased 128.48% for the period, from US$293,118 in 2001 to US$669,712 in 2002. The increase in net income was mainly the result of the combination of Airgate's business and the improvement in the operating results of AGI Group.

Sea freight operation: Revenue from sea freight operations increased 273.58% to US$3,234,184 in 2002 from US$865,728 in 2001. Sea freight revenue for AGI Group was US$1,058,794, while sea freight revenue for Airgate was US$2,344,871, and inter-company transactions were US$169,481. This increase in revenue for the quarter was primarily due to the new customers we acquired in the new markets we entered. In addition, profitable loose freight consolidation shipments to Australia and US were increased in this quarter. Costs for the sea freight forwarding operation increased 313.12% from US$666,827 in 2001 to US$2,754,770 in 2002. Sea freight cost for AGI Group was US$781,118, while costs for Airgate were US$2,133,850, and the excluded inter-company costs were US$160,198. As a result, the profit margin was cut. The gross profit margin decreased from 22.97% to 14.82%. However, as a result of increased volumen, there was an overall increase in gross profit of US$280,513, representing an increase of 141.03%.

Total segment overhead attributable to the sea freight operation was increased by 85.91%, from US$80,345 in 2001 to US$149,372 in 2002. Overall net income for sea freight operation increased 178.38%, from US$118,556 in 2001 to US$330,042 in 2002. The increase in net income was mainly the result of the increase in business from Airgate's operations and the improvement in the result of AGI Group.

OTHER OPERATING EXPENSES

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased 139.35% to US$1,282,752 in 2002 from US$535,921 in 2001. The following factors caused the increase in expenses:

Compensation cost: For the period from April to June 2002, an aggregate of 179,000 shares of common stock were issued pursuant to the 2000 Stock Plan of Pacific CMA, Inc. These shares were valued at approximately US$42,100 as compensation cost.

Overseas traveling: Expenses related to overseas traveling increased 216.92% from US$16,289 in 2001 to US$51,623 in 2002. The increase in travel expenses was mainly due to costs attributable to the increased trips to US for meetings with investment bankers relating to plans to raise additional capital.

Salaries and allowance: Salaries and allowances for the period increased from US$212,997 in 2001 to US$593,895 in 2002. The salaries and allowances for AGI Group were US$290,489, and were US$303,406 for Airgate for the second quarter of 2002. The increase in salaries and allowances for AGI Group were primarily the result of an increase in the number of employees in the sales and marketing department of AGI.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from US$51,103 in 2001 to US$53,051 in 2002, a 3.81% increase.

NON-OPERATING INCOME

NET GAIN ON DISPOSAL OF A SUBSIDIARY

On April 2, 2002, Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. was disposed of by AGI Group. The Company intends to concentrate on the international freight forwarding business. Since the business of Sparkle is concentrated on feeder voyages and trucking operations along Jujiang Delta Area of Mainland China, the Company determined that its business objectives were not consistent with the plan to concentrate on international freight forwarding. By disposing of Sparkle, the Company believes it will be better able to concentrate its resources on developing markets in the US and Europe. The net gain on disposal of the subsidiary was US$11,390.

INTEREST AND OTHER INCOME

Interest and other income increased from US$10,520 in 2001 to US$39,450 in 2002. This was due to the interest income from loan receivables and management fee income received from third parties.

INTEREST EXPENSES

Interest expenses increased to US$25,363 in 2002 from US$1,668 in 2001. The increase in interest expenses is due primarily to the bank trust receipts, bank loans and bank overdrafts involved.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

BUSINESS SEGMENT OPERATING RESULTS

Our total revenue for the six-month period ended June 30, 2002 increased 158.66% as compared with the six-month period ended June 30, 2001, from US$5,220,743 in 2001 to US$13,503,726 in 2002. The increase in revenue was due to the tonnage increase and the combination of Airgate beginning in May 2002. The revenue of AGI Group for this period was US$7,867,735, while the revenue of Airgate was US$7,213,164, and the inter-company transactions between AGI Group and Airgate totalled US$1,577,173. The Company entered new markets in U.A.E., Japan, Singapore, Australia and Thailand and established relationships with new customers. In addition, there were increased prepaid shipments within the period. During the period, our cost of forwarding increased 181.73%, from US$3,953,714 in 2001 to US$11,138,662 in 2002, also mainly due to the combination of Airgate freight costs for the months of May and June 2002. Gross margin for the period decreased from 24.27% in 2001 to 17.51% in 2002 and gross profit (revenue minus cost of forwarding) for the period increased 86.66%, from US$1,267,029 in 2001, to US$2,365,064 in 2002. The overall results for the six-month period ended June 30, 2002 reflected a net income of US$292,507, compared to net income of US$207,076 for the six month period ended June 30, 2001.

The results of operations for each segment are as follows.

Airfreight operation: Revenue from airfreight operations increased 160.29% from US$3,611,650 in 2001 to US$9,400,598 in 2002. Airfreight revenue for AGI Group was US$5,939,997, while airfreight revenue for Airgate was US$4,868,293, and excluded inter-company transactions totalled US$1,407,692. The volumes and the sell rates of airfreight were improved in 2002 compared with 2001. Our main customer base is in the garment industry which prefers airfreight to sea freight transportation. The inventory levels in the US were low in the first half year of 2002, and as a result, the demand for urgent shipments increased, especially from the garment industry. The tonnage increase caused the demand for shipment space to increase as well which led to a rise in the cost of buying space. Costs for the airfreight forwarding operation increased 186.51% from US$2,721,311 in 2001 to US$7,796,964 in 2002. Although the gross profit margin decreased from 24.65% to 17.06%, as a result of increased volume, there was an 80.11% increase in gross profit, from US$890,339 in 2001 to US$1,603,634 in 2002.

Total segment overhead attributable to the airfreight operation increased 122.11% from US$353,320 in 2001 to US$784,764 in 2002. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased 52.48% for the period, from US$537,019 in 2001 to US$818,870 in 2002. The increase in net income was mainly the result of the combination of Airgate's business operations and the improvement in the results of AGI Group.

Sea freight operation: Revenue from sea freight operations increased 164.24% to US$4,097,192 in 2002 from US$1,550,538 in 2001. Sea freight revenue for AGI Group was US$1,921,801, while sea freight revenue for Airgate totalled US$2,344,871, and inter-company transactions totalled US$169,480. This increase in revenue for the period was primarily due to revenues received from new customers in new markets we entered. Profitable loose freight consolidation shipments to Australia and US were increased in this period. Costs for the sea freight forwarding operation increased 179.91% from US$1,189,043 in 2001 to US$3,328,306 in 2002. Sea freight cost for AGI Group was US$1,354,654, while it was US$2,133,850 for Airgate, and inter-company costs were US$160,198. There was an abundant supply of space, especially to the US West Coast. During the period the gross margin decreased from 23.31% to 18.77%, but gross profit increased 112.70%, from US$361,495 in 2001 to US$768,886 in 2002, primarily as a result of increased volume.

Total segment overhead attributable to the sea freight operation was increased by 73.61%, from US$148,074 in 2001 to US$257,067 in 2002. Overall net income for sea freight operation increased 139.82%, from US$213,421 in 2001 to US$511,819 in 2002. The increase in net income was mainly the result of the increase in business from Airgate's operations and the improvement in the result of AGI Group.

OTHER OPERATING EXPENSES

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased 91.33% to US$1,873,974 in 2002 from US$979,421 in 2001. The following factors caused the increase in expenses:

Compensation cost: On February 12, 2002 and March 9, 2002, an aggregate of 46,500 shares of common stock were issued pursuant to the 2000 Stock Plan of Pacific CMA, Inc. These shares were valued at approximately US$11,625 as compensation cost. On April 14, 2002 and May 22, 2002, an aggregate of 179,000 shares of common stock were issued pursuant to the 2000 Stock Plan. These shares were valued at approximately US$42,100, as compensation cost.

Overseas traveling: Expenses related to overseas traveling increased 159.29% from US$30,420 in 2001 to US$78,877 in 2002. The increase in travel expenses was mainly due to costs attributable to the increased trips to the US for meetings with investment bankers to discuss plans to raise additional capital.

Salaries and allowance: Salaries and allowances for the period increased by 121.67%, from US$413,855 in 2001 to US$917,381 in 2002. The salaries and allowances for AGI Group were US$613,975 for the six-month period, and were US$303,406 for Airgate for May and June of 2002. The increase in salaries and allowances for AGI Group were primarily the result of an increase in the number of employees in the sales and marketing department of AGI.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from US$95,571 in 2001 to US$102,893 in 2002. The increase in depreciation expense was attributable to additional property, plant and equipment acquired from April 2001 onwards. The largest amounts expended for property, plant and equipment were for the decoration of offices, design of the I.T. system, and purchases of computer hardware and software.

NON-OPERATING INCOME

NET GAIN ON DISPOSAL OF A SUBSIDIARY

On April 2, 2002, Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. was disposed of by AGI Group. The net gain on the disposal of this subsidiary was US$11,390.

INTEREST AND OTHER INCOME

Interest and other income increased from US$35,749 in 2001 to US$53,534 in 2002. This was due to the interest income from loan receivables and management fee income received from third parties.

INTEREST EXPENSES

Interest expenses increased to US$40,117 in 2002 from US$5,549 in 2001. The increase in interest expenses is due primarily to the bank trust receipts, bank loans and bank overdrafts involved.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures primarily through cash flows from operating activities. Our management intends to consider other potential sources of liquidity and to focus more attention on its efforts to manage working capital.

Cash used in operating activities for the period ended June 30, 2002 was US$25,820, as compared to the cash outflow from operating activities of US$5,211 for the period ended June 30, 2001. The cash outflow in the first six-month period of 2002 was primarily the result of a combination of two factors. During the period we made prompt payment of monies owed to our vendors (accounts payable). This is reflected in the fact that during the period we reduced our outstanding accounts payable by US$302,727, or a total of 4.50% as compared to outstanding accounts payable as of June 30, 2001. In addition, there was a cash outflow of US$972,806 for deposits, prepayments and other items for the first six-month period of 2002.

Net cash used in investing activities was US$2,478,526 in 2002, as compared to net cash used in investing activities of US$317,792 during the year of 2001. The most significant investing transaction was the acquisition of an 81% interest in Airgate on April 30, 2002, for a cost of US$2,973,617.

Net cash obtained from financing activities was US$98,232 in the first six-month period of 2001, as compared to US$2,835,465 for the period of 2002. The cash obtained in 2002 was due to an increase of additional paid-in capital of US$1,360,000. In the same period of 2002, there were inceptions of loans from a bank. There were also bank overdrafts withdrawn from our bankers amounting to US$836,999.

We had cash and cash equivalents on hand of US$2,263,507 at the beginning of 2002, as compared to cash and cash equivalents on hand of US$2,345,816 at the beginning of 2001. We had an overall increase of US$331,119 of cash and cash equivalents on hand as of the end of the second quarter of 2002, and we had a total of US$2,596,672 of cash and cash equivalents on hand as of June 30, 2002, as compared to US$2,117,433 as of June 30,2001. Management intends to rely primarily on cash flow from operations for short-term liquidity, and believes that we have adequate liquidity to satisfy our cash needs for the twelve months following June 30, 2002.

We can obtain additional liquidity through further negotiation of short-term loans from banks and other sources to satisfy our short-term funding needs. Banking facilities totaling US$4.27 million were granted by four banks in Hong Kong. These banking facilities are intended to assist in satisfying short-term funding needs, including overdraft protection and revolving lines of credit.

If it is necessary to do so in order to satisfy our long term funding needs, we believe we will be able to obtain long-term bank financing..

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

The Company continues to assess and improve financial controls. The Company has negotiated successfully with its banks to get credit facilities for future financial needs.

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

7. The US domestic economy has been in recession or a period of slow growth. As a result, the number of purchase orders from the US dropped for a period of time. This resulted in decreased traffic volume for the business of freight forwarding.

8. Af ter the September 11 terrorist attacks in ther US, airlines charged additional costs, such as fuel surcharges, insurance surcharges and war risk surcharges. As a result, transportation costs for shippers and consignees have increased, because we pass most of these additional costs through to freight payers. This reduces the shipping incentive of customers, and results in an increase in the rate of order cancellation.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in legal proceedings occurring in the ordinary course of business. Subject to the uncertainties inherent in any litigation, the Company believes that there are no pending or threatened proceedings that are reasonably likely to result in a material adverse change in it's financial condition or operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the second quarter ending June 30, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits 99.1 and 99.2, CEO AND CFO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(b) One report on Form 8-K was filed during the quarter ended June 2002. The report was dated April 30, 2002, and was filed to report the acquisition of an 81% interest in Airgate International Corporation. This report on Form 8-K did not contain any financial statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CMA, INC.

By:/S/ ALFRED LAM

Alfred Lam, Chairman, Treasurer and Director

By:/S/ SCOTT TURNER

Scott Turner, President and Director

By:/S/ LOUISA CHAN

Louisa Chan, Director

Date: August 14, 2002

Exhibit 99.1

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacific CMA, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott Turner, President and a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:/S/ SCOTT TURNER

Scott Turner, President and Director

Date: August 14, 2002

Exhibit 99.2

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacific CMA, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alfred Lam, Chairman, Treasurer, and a Director, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:/S/ ALFRED LAM

Alfred Lam, Chairman, Treasurer and Director

Date: August 14, 2002