Form 10QSB
period 2002-09-30
PACIFIC CMA INC
filed 2002-11-14
CIK 1071775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2002.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

PACIFIC CMA, INC.

(Exact name of registrant as specified in its charter)

Colorado	0-27653	84-1475073
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

4750 Table Mesa Drive Boulder, CO	80305
(Address of principal executive offices)	(Zip Code)

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 2002, there were 23,089,950 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

PACIFIC CMA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2002

INDEX TO FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	September 30, 2002	December 31, 2001
	$	$
ASSETS

Current assets
Cash and cash equivalents	598,031	841,472
Restricted cash	2,509,618	1,450,896
Trade receivables	6,411,578	3,217,839
Deposits, prepayments and other	1,401,083	414,476
Loans receivable	407,846	435,385
Tax refundable	-	24,453

Total current assets	11,328,156	6,384,521

Property, plant and equipment, net	329,595	305,679
Goodwill	4,399,768	4,605
Deferred taxes	297,374	12,815
Loan receivable	89,484	-

Total assets	16,444,377	6,707,620

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	September 30, 2002	December 31, 2001
	$	$
LIABILIITES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdrafts	973,480	-
Trade payables	7,970,389	2,683,250
Accrued charges and other creditors	209,781	182,880
Due to directors	676,232	3,675
Obligations under hire purchase contracts - current portion	47,828	33,548
Debt maturing within one year	511,082	232,667
Tax payable	63,521	-

Total current liabilities	10,452,313	3,136,020
Obligations under hire purchase contracts - non-current portion	-	19,961
Due to a director	150,000	-
Debt maturing over one year	150,000	-

Total liabilities	10,752,313	3,155,981

Stockholders' equity
Common stock with no par value	51,165	51,165
Additional paid-in capital	3,204,293	1,786,718
Other comprehensive loss	(8,325)	(8,325)
Retained earnings	2,444,931	1,722,081

Total stockholders' equity	5,692,064	3,551,639

Total liabilities and stockholders' equity	16,444,377	6,707,620

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

(Unaudited) Nine months ended September 30,	(Unaudited) Three months ended September 30,
	2002	2001	2002	2001
	$	$	$	$

Freight forwarding income	31,039,968	8,743,810	17,330,804	3,523,067

Operating expenses
Cost of forwarding	(25,963,970)	(6,855,183)	(14,719,498)	(2,901,472)
Selling and administrative expenses	(3,843,125)	(1,560,963)	(1,966,707)	(586,540)
Depreciation and amortization	(150,836)	(148,861)	(47,943)	(53,291)

Total operating expenses	(29,957,931)	(8,565,007)	(16,734,148)	(3,541,303)

Income (loss) from operations	1,082,037	178,803	596,656	(18,236)

Non-operating income
Net gain on disposal of a subsidiary	11,390	19,280	-	-
Interest and other income	96,179	49,725	42,646	13,976
Interest expense	(61,020)	(7,439)	(23,347)	(1,890)

Net non-operating income	46,549	61,566	19,299	12,086

Income (loss) before income taxes	1,128,586	240,369	615,955	(6,150)

Provision for income taxes	(405,736)	(60,717)	(285,239)	(21,274)

Net income (loss)	722,850	179,652	330,716	(27,424)

Other comprehensive (loss) income
Foreign currency translation adjustments	-	(5,395)	-	17

Comprehensive income (loss)	722,850	174,257	330,716	(27,407)

Net income per share

Weighted average number of shares outstanding
Basic	22,240,636	20,808,998	23,198,312	20,990,691

Diluted	22,364,867	21,008,998	23,322,543	21,190,691

Net income (loss) per share of common stock Basic and Diluted	0.03	0.01	0.01	(0.01)

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

(unaudited) September 30, 2002	(unaudited) September 30, 2001
$	$
Cash flows from operating activities:
Net income	722,850	179,652
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation and amortization	150,836	148,861
Loss on disposal of property, plant and equipment	6,773	15,040
Net gain on disposal of a subsidiary	(11,390)	(19,280)
Compensation cost	57,575	31,680
Changes in working capital:
Tax refundable	24,453	754
Deposits received	-	(12,363)
Accounts receivable	(1,295,696)	(74,057)
Deposits, prepayments and other	(822,769)	(177,193)
Deferred taxes	276,638	(31,048)
Accounts payable	1,454,337	(715,652)
Accrued charges and other creditors	(185,086)	278,574
Bill payable	-	235,021
Tax payable	63,521	68,400

Net cash provided by (used in) operating activities	442,042	(71,611)

Cash flows from investing activities:
Loan receivable	28,628	(115,385)
Due from (to) other related parties	-	(604,664)
Acquisition of property, plant and equipment	(129,246)	(170,941)
Sales proceeds from disposal of a subsidiary	125,320	149,888
Sales proceeds from disposal of property, plant and equipment	15,000	14,668
Acquisition of a subsidiary	(300,000)	-
Net cash used in investing activities	(260,298)	(726,434)

Cash flows from financing activities:
Restricted cash	(1,078,722)	(1,458,179)
Fixed deposits	(326)	(1,196)
Inception of new hire purchase contracts	28,205	62,821
Capital element of hire purchase payments	(24,003)	(55,841)
Advance to a director	(159,147)	(115,248)
Repayment of unsecured bank loan	-	(14,102)
Inception of other loans	40,027	-
Capital element of other loan payments	(211,612)	-
Bank overdrafts	959,862	115,434
Additional paid-in capital	-	123,325
Unsecured bank loan	-	89,744

Net cash used in financing activities	(445,716)	(1,253,242)

Net decrease in cash and cash equivalents	(263,972)	(2,051,287)
Exchange difference	205	(8,309)
Cash and cash equivalents at beginning of period	812,611	2,318,151

Cash and cash equivalents at end of period	548,844	258,555

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") as of December 31, 2001 and September 30, 2002 and for the nine months and three months ended September 30, 2001 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the condensed consolidated financial statements have been made.

The condensed consolidated statement of operations for the nine months and three months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K filed on March 31, 2002.

Note 2. Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The components of total comprehensive income for the nine months and three months ended September 30, 2002 and 2001 are presented in the following table:

(Unaudited) nine months ended September 30,	(Unaudited) three months ended September 30,
	2002	2001	2002	2001
	$	$	$	$

Net income (loss)	722,850	179,652	330,716	(27,424)
Other comprehensive income (loss)
Foreign currency translation adjustments	-	(5,395)	-	17

Comprehensive income (loss)	722,850	174,257	330,716	(27,407)

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share

(unaudited) Nine Months Ended September 30,	(unaudited) Three Months Ended September 30,
2002	2001	2002	2001
Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	$		$	$		$	$		$	$		$

Net Income (loss)	722,850			179,652			330,716			(27,424)

Basic EPS
Income (loss) available to common stockholders	722,850	22,240,636	0.03	179,652	20,808,998	0.01	330,716	23,198,312	0.01	(27,424)	20,990,691	(0.01)

Effect of dilutive securities
Stock options	-	124,231		735	200,000		-	124,231		245	200,000

Diluted EPS
Income (loss) available to common stockholders and assumed conversions	722,850	22,364,867	0.03	180,387	21,008,998	0.01	330,716	23,322,543	0.01	(27,179)	21,190,691	(0.01)

Stock options were granted to purchase 200,000 shares of common stock at an exercise price of $0.098 on September 1, 2000. These options are still outstanding at the end of September 30, 2002 and will expire on August 31, 2005.

During the period, stock grants to purchase an aggregate of 240,900 shares of common stock have been granted and exercised at an exercise price of $nil pursuant to the terms stipulated in the Company's 2000 Stock Plan (Note 5).

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

During the period from February, 20, 2001 to March 31, 2001, an aggregate of 342,000 shares of common stock were issued at a price of $0.25 per share pursuant to a private placement. The proceeds from this issue, net of issuing expenses of $10,000, were credited to additional paid-in-capital.

Subsequent to March 31, 2001, the private placement continued. Up to April 30, 2001, a further 191,300 shares of common stock were issued at a price of $0.25 per share.

Details of the private placement are documented in the private placement memorandum dated March 31, 2001. The aggregate number of 533,300 shares of common stock issued pursuant to the private placement have been registered for resale under a prospectus filed on August 21, 2001.

On September 1, 2001 and November 14, 2001, an aggregate of 215,750 shares of common stock were issued pursuant to the Company's 2000 Stock Plan. These shares are valued at approximately $38,835.

Pursuant to an agreement (the "Stock Purchase Agreement") dated December 4, 2001 entered into between Infinity Ventures Net, Inc. (the "Selling Shareholder") and the Company, 1,100,000 shares of common stock were issued to the Selling Shareholder at an initial purchase price of $0.0001 per share on December 19, 2001. These 1,100,000 shares were issued in a stock purchase transaction which was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 or Rule 505 or 506 promulgated thereunder.

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

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 12, 2002 and March 9, 2002, an aggregate of 46,500 shares of common stock was issued pursuant to the Company's 2000 Stock Plan (note 4). These shares are valued at approximately $11,625. On April 14, 2002 and May 22, 2002, an aggregate of 179,000 shares of common stock was issued pursuant to the Company's 2000 Stock Plan (note 4). These shares are valued at approximately $42,100. On July 17, 2002, an aggregate of 15,400 shares of common stock was issued pursuant to the Company's 2000 Stock Plan (note 4). These shares are valued at approximately $3,850.

The above-mentioned stock grants were made to (i) the Group's employees and their family members (50,900 shares of common stock in aggregate) as compensation for the employees' services; (ii) the Group's business partners (25,500 shares of common stock in aggregate) as incentive for their support to the Group's freight business; and (iii) professional lawyer and public relation consultant firms (164,500 shares of common stock in aggregate) as consideration for their respective services rendered to the Group.

The Group recorded the aggregate value of the stock grants of $57,575 as compensation cost and expensed it during the period. This $57,575 represented the value of stock issued. The unit share price and thus the fair value of stock were determined by the management by reference to the average market price of the Company's common stock, having taken into account other factors affecting the market price such as the trading volume, daily turnover etc. less any stock issuing costs. In respect of the stock grants given to the professionals, the management believed that the value is comparable to the values of similar services offered by other services providers in the market.

On May 21, 2002, the Company issued 1,700,000 shares of common stock to finance the partial consideration of the acquisition of the subsidiary. These shares are valued at approximately $1,360,000.

As of September 30, 2002, the Company's issued and outstanding capital stock comprised of 23,089,950 shares of common stock and no shares of preferred stock.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Pledge of Assets

The Group has restricted cash deposits of $2,529,618 to collateralize general banking facilities granted by bankers to the Group.

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

(i) The following table summarized the Group's operations for the nine months ended September 30, 2002 and 2001 analyzed into air, sea and land forwarding services:

Air Forwarding	Sea Forwarding	Land Forwarding	Total
	2002	2001	2002	2001	2002	2001	2002	2001
	$	$	$	$	$	$	$	$

Turnover	20,322,755	5,924,828	10,711,276	2,728,836	5,937	90,146	31,039,968	8,743,810

Cost of forwarding	(16,924,214)	(4,639,668)	(9,026,363)	(2,141,185)	(13,393)	(74,330)	(25,963,970)	(6,855,183)

Depreciation and amortization	(40,105)	(29,742)	(10,055)	(21,562)	(3,793)	(13,088)	(53,953)	(64,392)

Interest expense	(57,349)	(7,439)	(2,900)	-	(771)	-	(61,020)	(7,439)

Other segment expenses attributable to segment	(1,207,060)	(498,111)	(537,210)	(194,029)	(13,057)	(53,797)	(1,757,327)	(745,937)

Taxation	(274,137)	(42,255)	(131,599)	(19,462)	-	-	(405,736)	(61,717)

Segment income (loss)	1,819,890	707,613	1,003,149	352,598	(25,077)	(51,069)	2,797,962	1,009,142
Net other unallocated expenses							(2,075,112)	(829,490)

Net income							722,850	179,652

Goodwill	2,880,654	4,988	1,518,272	-	842	-	4,399,768	4,988
Other assets	9,114,810	4,547,238	2,929,782	1,644,324	17	135,120	12,044,609	6,326,682

Total assets	11,995,464	4,552,226	4,448,054	1,644,324	859	135,120	16,444,377	6,331,670

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Segment Information (continue)

(a) Business segments (continue)

(ii) The following table summarized the selected segment data for the three months ended September 30, 2002 and 2001 (unaudited):

Air Forwarding	Sea Forwarding	Land Forwarding	Total
	2002	2001	2002	2001	2002	2001	2002	2001
	$	$	$	$	$	$	$	$

Turnover	10,801,738	2,313,179	6,529,066	1,178,298	-	31,590	17,330,804	3,523,067

Cost of forwarding	(9,085,267)	(1,918,357)	(5,634,231)	(952,144)	-	(30,971)	(14,719,498)	(2,901,472)

Depreciation	(13,213)	(11,513)	(4,069)	(5,116)	-	(3,793)	(17,282)	(20,422)

Interest expense	(21,817)	(1,890)	(1,530)	-	-	-	(23,347)	(1,890)

Other segment expenses attributable to segment	(602,773)	(196,165)	(286,138)	(74,599)	-	(12,976)	(888,911)	(283,740)

Taxation	(197,522)	(14,094)	(87,717)	(7,180)	-	-	(285,239)	(21,274)

Segment income (loss)	881,146	171,160	515,381	139,259	-	(16,150)	1,396,527	294,269
Net other unallocated expenses							(1,065,811)	(321,693)

Net income							330,716	(27,424)

Goodwill	2,880,654	4,988	1,518,272	-	842	-	4,399,768	4,988
Other assets	9,114,810	4,547,238	2,929,782	1,644,324	17	135,120	12,044,609	6,326,682

Total assets	11,995,464	4,552,226	4,448,054	1,644,324	859	135,120	16,444,377	6,331,670

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Segment Information (continue)

(b) Details of individual customers accounting for more than 5% of the Group's sales are as follows:

Nine months ended September 30,	Three months ended September 30,
	2002	2001	2002	2001

Major customer	%	%	%	%

A	-	7	-	5
B	14	-	17	-
C	-	-	5	-
D	-	-	6	-

(c) Geographical segments

The table below summarized the Group's turnover for the nine months and three months ended September 30, 2002 and 2001 analyzed into geographical locations:

(unaudited) Nine months ended September 30,	(unaudited) Three months ended September 30,
	2002	2001	2002	2001
	$	$	$	$

Turnover

* IATA Area 1	7,415,113	3,537,447	2,632,916	1,308,820
* IATA Area 2	2,772,636	45,832	1,492,817	25,562
* IATA Area 3	20,852,219	5,160,531	13,205,071	2,188,685

TOTAL	31,039,968	8,743,810	17,330,804	3,523,067

(unaudited) As of September 30, 2002	(unaudited) As of September 30, 2001
	Trade receivables	Other assets (including goodwill)	Total assets	Trade receivables	Other assets (including goodwill)	Total assets
	$	$	$	$	$	$

Assets
*IATA Area 1	5,079,368	4,868,547	9,947,915	1,679,807	-	1,679,807
*IATA Area 2	99,151	-	99,151	18,904	-	18,904
*IATA Area 3	1,233,059	5,164,252	6,397,311	1,127,870	3,505,089	4,632,959

TOTAL	6,411,578	10,032,799	16,444,377	2,826,581	3,505,089	6,331,670

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

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Related Party Transactions

During the nine months and three months ended September 30, 2002 and 2001, the Group had the following balances and transactions with related parties:

(unaudited) Nine months ended September 30,	(unaudited) Three months ended September 30,
	2002	2001	2002	2001
	$	$	$	$
Acquisition of a subsidiary from a director: -total consideration -consideration payable	1,430,000600,000	- -	- 600,000	- -
Proceeds from disposal of a subsidiary to a company controlled by the director of the Company	-	150,000	-	-
Loan to a company controlled by the director of the Company	103,846	115,385	103,846	-
Payment of freight cost to companies controlled by directors of the Company	71,014	53,432	39,712	16,716
Received freight income from companies controlled by directors of the Company	1,934	109,078	-	5,947
Received interest income from a company controlled by directors of the Company	5,192	4,777	1,731	1,731

(a) As of December 31, 2001 and September 30, 2002, the Company's directors have beneficial interests in the Company and all the aforementioned related parties.

(b) Loan to a related company amounting to $103,846 as of September 30, 2002 is unsecured, bears interest at 6% p.a. and has no fixed repayment terms.

(c) As of September 30, 2002, the balance due to a director from the Group amounting to $299,008 is unsecured, interest-free and has no fixed repayment terms. The consideration payable to another director on acquisition of a subsidiary, after netting off a loan receivable of $72,776 due from him to that subsidiary, is $527,224, which is unsecured, interest-free and repayable in 4 quarterly installments pursuant to the stock purchase agreement.

(d) As of September 30, 2002, general banking and loan facilities granted by various bankers to the Group were collateralized by directors' personal guarantees.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Disposal of a subsidiary

On April 2, 2002, the Company sold all of the issued and outstanding shares of stock of its wholly owned subsidiary, Sparkle Shipping, Godown, Wharf & Transp. Co. Limited to an unaffiliated party at a consideration of $589,744.

After received $58,974, 10% of total purchase price, the remaining purchase price is paid in two ways: (1) $265,385 is paid in four quarterly installments of $66,346 commencing from July 1, 2002 and (2) $265,385 will be payable by two equal installments within last two quarters of 2003.

Sparkle was principally engaged in business activities of feeder voyages and trucking operations along Jujiang Delta Area of Mainland China. Recently, Sparkle was affected by business environmental changes in this region and was forced to purchase its own feeders and trucks in order to continue its operation. As the Company acts as a Non-Asset Based freight-forwarding provider, Sparkle was disposed of in order to be consistent with the Company's strategic plan.

In connection with this transaction, the Company recognized a gain of $11,390.

$
Net assets disposed:
Property, plant and equipment	24,667
Trade and other receivables	495,650
Due from director	299,869
Deferred taxes	10,202
Cash at banks	95,596
Trade and other payables	(230,511)
Due to fellow subsidiaries	(117,119)

578,354

Selling prices	589,744

Gain on disposal	11,390

$

Cash proceeds	589,744
Cash and cash equivalents disposed of	(95,596)

Net inflow of cash and cash equivalents in respect of the disposal of subsidiary	494,148

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Acquisition of a subsidiary

On April 30, 2002, the Group completed the acquisition of the 81% controlling interest in Airgate International Corporation. ('Airgate'), a privately held company that provides New York based logistics and freight forwarding services. The primary reasons for the acquisition include gaining a strategic location in the States and to obtain the benefits of synergies.

The total acquisition cost was approximately $2,960,000, including the payment of $1,500,000, of which $300,000 was paid in cash and $1,200,000 was financed, the approximately $100,000 of transaction costs, and the issuance of 1.7 million shares of common stock with fair valued at $1,360,000 which was determined by the average market price of April and May 2002 after considering possible effects of price fluctuation and quantities. This consideration was determined solely through negotiations among the parties. Having taken into consideration the historical performance and the earning potential of Airgate, the Group believed that the purchase price best reflected the fair value of Airgate at the date of acquisition.

The transaction was recorded using the purchase method of accounting. The results of operations for Airgate are included in the consolidated financial statement since the date of acquisition. Assets and liabilities were recorded based on fair value. Goodwill represents the excess of acquisition cost over the current fair value of identifiable Airgate assets at the time of purchase. The following tables disclose the amount assigned to each major asset and liability caption of the acquired entity at the acquisition date and the calculation of goodwill:

Airgate International Corporation
Condensed Consolidated Balance Sheet

ASSETS	(Unaudited April 30, 2002)
Current assets	$
Trade receivable	2,153,751
Deposits, prepayment and other debtors	34,951
Due from a directors	164,440
Deferred taxes	572,000
Total current assets	2,925,142

Property, plant and equipments, net	86,945
Total assets	3,012,087

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Acquisition of a subsidiary (Continued)

Airgate International Corporation
Condensed Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited April 30, 2002)
Current liabilities	$
Bank overdraft	13,618
Trade payables	4,049,528
Accrued charges and other creditors	233,008
Note payable	155,701
Total liabilities	4,451,855

Stockholders' equity
Common stock with no par value	20,000
Additional paid-in capital	116,200
Retained earnings	(1,575,968)
Total stockholders' equity	(1,439,768)

Total liabilities and stockholders' equity	3,012,087

Calculation of Goodwill:

$
Total acquisition cost	2,960,000
Less:
Tangible assets acquired:
Net current liabilities	(2,098,712)
Property and equipment	86,944
Deferred taxes	572,000
(1,439,768)

Goodwill	4,399,768

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Non-cash transactions

As of September 30, 2002, the sale proceeds for the disposal of Sparkle (refer to note 9) amounted to $464,424 was not yet due and was recorded as other debtors.

As of September 30, 2002, the consideration for the acquisition of 81% controlling interest in Airgate (refer to note 10) amounted to $2,660,000 was recorded as due to a director of $600,000, as debt maturing within one year of $450,000, as debt maturing over 1 year of $150,000, as accrued charges of $100,000. The remaining $1,360,000 was paid up through the issuance of 1.7 million shares of common stock.

Note 12. Banking facilities

As of September 30, 2002, to finance its working capital the Group's available banking facilities were approximately $5,500,000 mainly obtained from creditworthy commercial banks in Hong Kong. As of that date, the amount of banking facilities utilized comprised of about $973,000 of overdraft and about $1,535,000 of invoice trust receipt which was included in trade payables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION OR PLAN OF OPERATIONS

Special Note of Caution Regarding Forwards-Looking Statements

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of results of operations and financial condition are based upon Pacific CMA's consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of Pacific CMA's consolidated financial statements:

Recognition of Cost of forwarding

The billing of cost of forwarding is usually delayed. As a result, we must estimate the cost of purchased transportation and services and accrue an amount on a load-by-load basis in a manner that is consistent with revenue recognition. Such estimate is based on past trends and on the judgment of management. Historically, upon completion of the payment cycle (receipt and payment of transportation bills), the actual aggregate transportation costs are not materially different than the accrual. However, in any case in which the actual cost varies significantly from the accrual, a revision to the accrual would be required.

Accounting for Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision of the statement of income in each period, in which the allowance is increased.

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections, we currently believe that we will realize 100% of our deferred tax asset.

Valuing long-lived assets and goodwill

We assess the impairment of identifiable long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying amount may be impaired. Factors that we consider when evaluating for possible impairment include the following:

- significant under-performance relative to expected historical or projected future operating results;

- significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

- significant negative economic trends.

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of an impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. As of September 28, 2002, goodwill totaled approximately $4.4 million and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $329,595..

We acquired Airgate International Corporation on April 30, 2002. As required by SFAS No. 142, we allocated the purchase price to the assets, liabilities and goodwill acquired, based on the fair value at the date of acquisition. We recorded $4.4 million in goodwill associated with this acquisition, which will not be amortized but rather tested annually for impairment in accordance with SFAS No. 142.

GENERAL

On April 30, 2002, we acquired 81% of the common stock of Airgate, a privately held New York-based freight forwarder. As a result of such transaction, Airgate's results of operations for the period from May 1, 2002 to September 30, 2002 and its financial condition as of September 30, 2002 are reflected on the condensed consolidated financial statements of Pacific CMA, Inc. as of September 30, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 ("CURRENT INTERIM PERIODS") AND THE YEAR ENDED DECEMBER 31, 2001 ("CURRENT YEAR") COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 ("PRIOR INTERIM PERIODS")

REVENUES

Our revenues for the three and nine months ended September 30, 2002 increased by 392% (approximately $13.8 million) and 255% (approximately $22.3 million), respectively, from the corresponding periods in the prior year. The increase in revenues on an absolute dollar and percentage basis in the Current Interim Periods was due to the inclusion of approximately $21.4 million in Airgate revenue for May to September 2002 in our operating results, and the increase in AGI's revenues of 50% (approximately $1.8 million) and 50% (approximately $4.4 million), respectively, during the three and nine months ended September 30, 2002 from the corresponding periods in the prior year. AGI's revenues improved during the Current Interim Periods because of higher pricing for Pacific's services (offset as noted below, by higher costs of forwarding) an increase in volume of freight shipped, (and in particular, freight shipped on behalf of garment manufacturers, who increased their shipments in response to low inventory levels of apparel goods at the end of 2001), and to a lesser extent, as a result of entering new markets in Asia, Australia and the Middle East by establishing relationship with agents in such regions. Finally, our revenues have also increased during the Current Interim Periods on a percentage basis in comparison to the Prior Interim Periods because the revenue levels of the Prior Interim Period were lower than anticipated due to generally weak economic conditions.

COST OF FORWARDING

Our cost of forwarding for the three and nine months ended September 30, 2002 increased by 407% (approximately $11.8 million) and 279% (approximately $19.1 million) from the corresponding periods in the prior year. The increase in cost of forwarding for the Current Interim Periods in absolute dollars and percentages is due to the inclusion of Airgate's cost of forwarding for May to September 2002 and, as noted below, to increases in shipping costs. Cost of forwarding, as a percentage of total revenues, was approximately 85% and 84% for the three and nine months ended September 30, 2002, respectively, compared to 82% and 78% for the corresponding periods in the prior year. Cost of forwarding as a percentage of total revenues was higher in the Current Interim Periods than the Prior Interim Periods (i.e. cost of forwarding increased disproportionately more than the increase in our revenues) because of: (a) an increase in shipping rates (which increase was due to the greater volume of goods shipped in these periods resulting in tightening of available shipping resources), which increase we chose not to pass on fully to our customers in order to maintain our competitive position; and (b) the fact that Airgate's cost of revenues as a percentage of total revenues (approximately 89% in prior year) is higher than AGI's (approximately 80% in prior year), which management attributes to greater competition in the United States.

OTHER OPERATING EXPENSES

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses during the three and nine months ended September 30, 2002 increased by 237% and 148%, respectively, from the corresponding periods in the Prior Year. These expenses increased in absolute dollar and percentage terms during the Current Interim Period from the Prior Interim Periods because of the inclusion of Airgate's operating results for May to September 2002 and increases in AGI's salaries and allowances, both as a result of increased salaries and an increased number of AGI employees. (Salaries and allowances for AGI were approximately $361,000 and $975,000 for the three and nine months ended September 30, 2002 compared to $2226,000 and $648,000 for the corresponding periods in the prior year). Professional fees have also increased by approximately $211,000 and $185,000 for the three and nine months ended September 30, 2002 as compared with the corresponding period in prior year. Such increase of professional fee is mainly the result of expenditures for improving the accounting system of Airgate and consulting fees for business, investor relations, and the like.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $442,000 and approximately $72,000 for the Current Interim Period and the Prior Interim Period, respectively. Cash provided by operating activities was $2.8 million in the Current Interim Period and $1.04 million in the Prior Interim Period. The increase in cash provided by operating activities in the Current Interim Period from the Prior Interim Period was primarily the result of the fact that net income was approximately $543,000 greater in the Current Interim Period than the Prior Interim Period and the deferred payments to vendors, results in positive cash flow.

Net cash used in investing activities was approximately $260,000 and $726,000 for the Current Interim Period and the Prior Interim Period, respectively. The decrease in cash used in investing activities in the Current Interim Period was due principally to the repayment of amountS due to related parties ($0.6 million in the Prior Interim Period) offset by cash used in the acquisition of Airgate ($300,000 in Current Interim Period).

Cash provided by financing activities was approximately $446,000 and $1.2 million for the Current Interim Period and the Prior Interim Period, respectively. The decrease in cash provided by financing activities in the Current Interim Period as compared to the Prior Interim Period was due principally to the increase of Bank Overdrafts of approximately $844,000.

We had working capital of approximately $876,000 at September 30, 2002, compared to working capital of approximately $3.2 million at December 31, 2001. This decrease in working capital resulted from the approximately $1.5 million of net current liabilities of Airgate we take into account in the acquisition of Airgate and the $900,000 purchase money loan ($450,000 classified as due to directors and $450,000 classified as debt maturing within one year) issued in the Airgate acquisition that becomes payable within twelve months to the original 81% owners of Airgate. We believe that we will be able to rely on cash flow from operations for short-term liquidity and believe that we have adequate liquidity to satisfy our material commitments for the twelve months following September 30, 2002. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs if any.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

Contractual obligations represent cash obligations that are considered to be firm commitments. As of September 30, 2002, the Company's commercial commitments are summarized as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years
	$	$	$	$
Hire Purchase Obligations	47,828	37,287	10,541	-
Long-Term Debt	1,200,000	900,000	300,000
Business Profit Tax Loan	45,359	45,359	-	-
Unsecured Bank Loan	15,723	15,723	-	-
Operating Leases	529,498	317,307	161,467	50,724
Material Employment Agreement	1,497,000	499,000	998,000	-

From time to time, the Company will enter into various contractual obligations. During the current interim period, we have entered into a new hire purchase contracts amounting to $28,205 to finance the acquisition of motor vehicles. As of September 30, 2002, the Company has outstanding obligations under hire purchase contract amounting to $47,828, of which $37,287 is repayable within one year and $10,541 has a maturity of over one year.

As of September 30, 2002, the Company is liable for a $1.2 million loan payable to Mr. Turner and Mr. Zambuto as partial consideration for the of acquisition of Airgate. (See Form 8-K dated April 30, 2002). Of this amount, $450,000 is classified as due to directors, $450,000 as debt maturing within one year, $150,000 as debt maturing over one year and the other $150,000 as due to a director (long term) respectively.

As of September 30, 2002, we have a Business Profit Tax Loan and an Unsecured Bank Loan which together total $61,082. This amount, combined with the $450,000 current portion of the loan due to Mr. Zambuto, which is described above, results in a total of $511,082 of debt maturing within one year.

The Company also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong and China. The payment due dates for these commitments are summarized in the table above.

In connection with the acquisition of Airgate, we have entered into three-year employment agreements with Mr. Turner and Mr. Zambuto (described in our Form 8-K dated April 30, 2002). Under these agreements, we have agreed to pay each of them a base salary of $249,500 per year commencing January 1, 2003.

Commercial commitments represent commitments triggered by future events. As of September 30, 2002, the Company's commercial commitments is summarized as follows:

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year
	$	$
Overdraft	973,480	973,480
Invoice Trust Receipt	1,534,875	1,534,875
Guarantees by bank	166,667	166,667

As of September 30, 2002, the Company had drawn down overdraft facilities of $973,480 and invoice trust receipts of $1,534,875 (classified as trade payables) to finance its daily operations. We have also granted $166,667 of guarantees from banks for payment to airlines We have drawn down a total of $2.7 million of banking facilities to cover these amounts as well as the outstanding balance of a Business Profit Tax Loan ($45,359) and the outstanding balance of an Unsecured Bank Loan ($15,723). The interest rate on these facilities varies from Best Lending Rate in Hong Kong to Hong Kong Prime Rate plus 2.5% per annum of the applicable facility. These banking and loan facilities granted are secured by directors' personal guarantees and by the Company's restricted cash of approximately $2.5 million.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of the Shareholders was held on September 12 to vote on an amendment to the Company's Articles of Incorporation to increase the maximum number of directors from 5 to 9, to vote on the election of the Board of Directors, and to ratify the appointment of the Company's auditors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibits 99.1 and 99.2, CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002, are filed herewith.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CMA, INC.

By:/S/ ALFRED LAM

Alfred Lam, Chairman and Treasurer

By:/S/ SCOTT TURNER

Scott Turner, President and Director

By:/S/ LOUISA CHAN

Louisa Chan, Director

By:/S/ HENRIK M. CHRISTENSEN

Henrik M. Christensen, Director

By:/S/ KAZE CHAN

Kaze Chan, Director

Date: November 14, 2002

Exhibit 99.1

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott Turner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pacific CMA, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:/S/ SCOTT TURNER Scott Turner, President and Director

Exhibit 99.2

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alfred Lam, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pacific CMA., Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:/S/ ALFRED LAM Alfred Lam, Chairman and Treasurer