Form 10KSB
period 2002-12-31
PACIFIC CMA INC
filed 2003-04-10
CIK 1071775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____.

PACIFIC CMA, INC.

(Name of small business in its charter)

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

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

State issuer's revenue for its most recent fiscal year: $ 52,903,737.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $ 3,806,215 as of April 9, 2003.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 14, 2003 the Company had 23,423,350 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

We are a global, non-asset based logistics/freight forwarder providing supply chain logistics services. We coordinate the shipping and the storage of raw materials, supplies, components and finished goods by air, sea, river, rail and road. We are capable of handling all types of cargo including garments on hangers, refrigerated cargo, hazardous materials and perishable goods. We derive most of our revenue from airfreight and ocean freight forwarding services for which we are paid on a transactional basis. Currently, we maintain approximately 128 cargo agents located in 68 countries and 161 cities serving major gateways worldwide. We formed our current business from a base of two freight forwarders, AGI Logistics and Airgate International which were acquired in 2000 and 2002, respectively. Our business is managed from our principal support group offices in New York and Hong Kong.

We do not own or operate any aircraft, ships, river barges or railroads. We use commercial freight air carriers, ships, river barges and railroads to provide the transportation services for forwarding of freight. We will normally arrange to pick up, or arrange for the pick up, of a shipment at the customer's location and deliver it directly to the commercial carrier. The commercial carrier delivers it to the selected destination airport, shipping warehouse, ship, or railway station. We then pick up the shipment and deliver it, or have it delivered, to the recipient's location.

Although we are capable of handling packages and shipments of any size, we focus primarily on large shipments of equipment or materials weighing over 100 kg. As a result of the size of our average shipment and the fact that we are a non-asset based logistics provider, we do not generally compete with overnight courier or expedited small package companies such as Federal Express Corporation, United Parcel Service of America, Inc. or the local postal service.

Our revenue is derived from our freight forwarding services, based upon the rates that we charge our customers for the movement of their freight from origin to destination. The carrier's contract is with us, not with our customers. We are responsible for the payment of the carrier's charges and we are legally responsible for the shipment of the goods. We are responsible for any claims for damage to the goods while in transit. In most cases, we receive reimbursement from the carriers for the claims. Since many shippers do not carry insurance sufficient to cover all losses in the event of total loss, we also carry insurance to cover any unreimbursed claims for goods lost or destroyed. Gross revenue represents the total dollar value of services we sell to our customers. Our costs of transportation, products and handling include the direct cost of transportation, including tracking, rail, ocean, air and other costs. We will commit to space with shippers prior to receiving committed orders from our customers. We act principally as a service provider to add value and expertise in the procurement and execution of these services for our customers. Our gross profits (gross revenues less the direct costs of transportation, products, and handling) are indicative of our ability to source, add value and resell services and products that are provided by third parties.

We also derive commission income from our cargo agents, but this is not a significant source of revenue.

We are members of the International Air Transport Association, Hong Kong Association of Freight Forwarding Agents Ltd., and an associated member of the International Federation of Freight Forwarders Association and have two main operational offices, one in New York and one in Hong Kong.

Agency offices are owned and operated by independent business owners who enter into agency agreements with us. These cargo agents:

Collect freight on our behalf and send it to the United States and Hong Kong as appropriate

Provide sales and marketing support

Deal with break-bulk, (i.e. consolidation and deconsolidation) of various shipments, customs brokerage and clearance and local delivery services

Handle routing of orders from an overseas country to the United States, China and Hong Kong

We provide these offices with the following services:

Handle export cargo from the United States, China and Hong Kong

Provide local pick-up and transshipment via Hong Kong rail/sea/ air terminals and from origins in the United States.

Handle import cargo from overseas

Deal with break-bulk, documentation, and customs brokerage and clearance

Provide warehousing and storage

As indicated above, commissions in respect of air and sea freight shipments are generally shared equally between us and the cargo agent.

Our branch offices in in Chicago, Shanghai, Yantian, Futian, Hong Kong airport and Guangzhou are responsible for providing a number of services. Their primary function is to provide sales and customer service in a specified market or airport city. Branch offices utilize our billing and accounting software, which allows each branch office to transmit customer billing and account information to our administrative offices for billing to the customer.

Operations in USA, Hong Kong and China

USA

As a result of our acquisition of Airgate a significant portion of our operations is now taking place in New York where the focus of operations is importing goods from the Far East. We have our own bonded warehouse where we do daily deconsolidation of cargo. In June 2002 we opened a small branch office in Chicago. The USA offices are licensed by International Air Transport Association and the Federal Maritime Commission.

Hong Kong

Hong Kong is not subject to the laws of Mainland China. Hong Kong still follows the common law system. Under the Basic Law of Hong Kong, a mini-constitution codified prior to the return of Hong Kong to China, Hong Kong will continue to have the same political, economic, and legal system it enjoyed under the British administration for a period of 50 years commencing in 1997. Although there is no certainty as to the future, we believe that the autonomy of Hong Kong as a special administrative zone of China has been well respected by China to date.

China

We have branch offices in China, in Futian, Yantian, Guangzhou,and Shanghai. We have no direct investment in China by way of joint venture or wholly foreign owned operation. We receive all payments for its services in Hong Kong.

Under Chinese regulations, representative offices are not permitted to conduct direct business activities. They are permitted only to make business contacts and provide services on behalf of their head offices. Representative offices cannot enter into contracts or even receive payments on behalf of the head offices or any third parties.

Accordingly, our operations are not significantly affected by factors to which companies with significant operations in China may be subject.

Global Agency Network

The arrangements with our overseas agents are usually non-exclusive. Under these arrangements our agents are not given any power to commit us in any way or any authority to enter into any contract on our behalf. The fees payable to these agents are usually determined by the requirements of the individual customer's order and the charges.

We have approximately 128 overseas agents, many of whom have offices in cities such as London, Hamburg, Los Angles, Tokyo, Seoul, Taipei and Sydney. As a result, we are represented by more than one agent in many cities and do not generally need to rely on a single agent in any one city.

Through the use of these independent sales and marketing agents, we can expand our business without the costs typically associated with the ownership and maintenance of company-owned branch offices.

Our Services

In order to continue the rapid development of our core business of freight forwarding and logistics services, we plan to consistently provide cost-effective and reliable services. Our competitors tend to be mostly cargo agents who can offer one type of transportation carrier to customers. However, many customers need to utilize more than one type of transportation carrier. For example, an inland factory may need to ship a container by truck, have it loaded via a feeder boat and transported by a large cargo vessel. It may then have to deal with three separate transportation agents for shipping.

By contrast, as a multi-service provider offering expedited air and sea freight services, we can provide our customers with one-stop transportation shopping, arranging for all necessary forms of transportation at the same time.

We have a diverse customer base including over 40 major customers and more than 1,000 who maintained regular business dealings with us throughout 2002. Our customers' industries include textile and apparel, hair care product industries and to a lesser extend the automotive, computer and electronic equipment, heavy industrial and construction equipment and printed materials.

Air and Sea Freight Business

We have focused our development on air and sea freight services. The mode of transportation depends on

The contents of the shipment

The basis of the route

Departure time

Available cargo capacity

Cost

We believe that we are able to compete for cargo space, a key competitive factor in this industry, as a result of the informal relationships that management has fostered with various major air and sea carriers and cargo space providers. Our ability to negotiate favorable shipping terms is dependent in part on our shipping volume, with greater volumes generally resulting in more favorable shipping rates. No assurances can be given that such relationships will continue.

Due to the volume of shipments we arrange, we are generally able to negotiate competitive pricing for air shipments. Generally, our prices are lower than the prices our customers could negotiate with commercial passenger and freight air carriers, since we buy in bulk from airlines and sell the space on a retail basis to individual customers.

Import Freight Forwarding

Import freight cargo includes leather, fabrics, watch components and chemical products. We handle an increasing number of shipments imported into the USA mainly through New York, Chicago and in Hong Kong mainly destined for China.

An import freight forwarding transaction usually commences when we receive a shipment advice from a customer, overseas agent or shipping agent detailing the quantity and nature of cargo shipped and the expected date of arrival. We promptly notify the consignee of the cargo of the relevant details and, depending on the consignee's instructions, arrange for customs brokerage and clearance and, if required, provide other services such as temporary storage, local delivery and distribution. In the USA, Hong Kong and South China, we are also able to provide local delivery of cargo by either using our own fleet of trucks or engaging subcontractors to provide the services.

We derive our income from air and sea import freight forwarding services in the form of commissions received from overseas agents and handling and delivery charges from customers.

We have warehouses in New York, Hong Kong, Yantian, Shenzhen and Guangzhou to serve for storage of cargo.

We maintain customer liability insurance with maximum protection of $250,000 for each single claim.

Marketing

In addition to our own employees, cargo agents who are independent contractors are appointed by us to generate business and to coordinate freight activities in their respective markets. These cargo agents are paid on a commission basis.

We have over 40 major customers that buy or sell merchandise such as garments, hair care products, toys, electronics parts and appliances. We believe one of the benefits arising from our broad customer base is that we have acquired extensive experience in accommodating the requirements of different customers in dealing with a great variety of products. The diversity in the mix of cargo enhances our ability to achieve economies of scale.

The majority of our transactions are denominated in Hong Kong dollars or US dollars. The risk due to exchange rate fluctuation is negligible so long as the Hong Kong dollar remains pegged to the US dollar. Sales are made on credit, generally 30 days, or on a cash basis. There is in existence a credit control policy, which our employees have been instructed to follow by checking or obtaining the credit reference of new customers and reviewing the credit records of our existing customers by senior staff and obtaining prior approval from a director for orders in excess of a pre-determined amount. We, on the other hand, receive credit, generally of 30 days, from airlines and shipping lines and the settlement is usually on a cash basis. In the USA, we generally are required to pay shipping lines immediately.

Our marketing efforts are directed primarily to distribution, procurement and marketing managers of potential customers with substantial requirements for international transportation of cargo.

Competition

We have encountered strong competition from other companies in the freight forwarding industry. Competitive factors include reliability of service, price, available cargo space capacity and technological capacity. We believe that we compete based on our price and reliability of service as well as capacity, although we are not able to compete with the technology capabilities of many of our competitors. We believe we offer a unique blend of services involving all modes of transportation, including truck, sea, rail and air plus warehousing as well as internet freight and inland trucking. We believe we are well placed in Hong Kong and China to take advantage of the growing number of shipments from and to China since China entered the Word Trade Organization.

We will consider expanding through strategic acquisitions of companies in the same or complementary lines of business. In some circumstances, the most efficient way to expand our operations may be to acquire existing freight forwarders in certain key markets or companies whose services complement our own. Expansion through acquisition may enable us to increase our market share more rapidly and allow it to take advantage of opportunities arising from economies of scale earlier than if we relied exclusively on internal expansion.

Our primary competitors are EGL, Inc. UTI, Rical, Speedmark, Danzas, and Expeditors. We compete with regional and local freight forwarders in the USA as well as in Asia.

Employees

As of December 31, 2002, we had 92 employees, all of whom were employed on a full-time basis. We are not a party to any collective bargaining agreement with our employees, and we believe that our relationship with our employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

Set forth below is summary information of our current facilities, all of which are leased:

Location	Principal Uses of Space	Space Used (in square feet)	Lease Expiration
Jamaica, N.Y.	Office Warehouse	6,000	June 14, 2006
Chicago, Illinois	Air and Seafreight warehouse/ office	6,000	Nov. 30, 2003
Hong Kong	Office	5,000	Nov. 14, 2003
Hong Kong	Air and Seafreight warehouse/ office	12,000	Feb. 24, 2004
Shenzen, Yantian, Republic of China	Seafreight warehouse/ office	270	Jan. 31, 2003
Guangzho, Republic of China	Air and seafreight warehouse	630	May 31, 2004

We believe that our facilities are adequate for our present purposes and that additional facilities, if required, will be available to us on reasonably acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

In June 2002, we commenced an action entitled Pacific CMA, Inc. v. Infinity Ventures.Net, Inc. in the United States District Court for the Southern District of New York (Index No. 02 Civ. 4957(HB)) in which we sought, among other things, to compel the return of 1,100,000 shares of our common stock that had been issued to Infinity Ventures. This action was settled in November 2002 by Infinity's return of 1,050,000 of such shares and our payment to Infinity of $172,500.

From time to time, we may become involved in legal proceedings occurring in the ordinary course of business. Subject to the uncertainties inherent in any litigation, we believe that there are no pending or threatened proceedings that are reasonably likely to result in a material adverse change in our financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on a limited basis in the over-the-counter market and has been quoted on the OTC Bulletin Board under the symbol "PCCM," since October 31, 2001. As of April 9, 2003, the closing bid price on the over-the-counter Bulletin Board was $1.00. The following table sets forth representative high and low bid prices by calendar quarter as reported on the OTC Bulletin Board since December7, 2001, the date of its first trade. Since the level of trading in our common stock has been limited, the bid prices may not be indicative of the value of the common stock or the existence of an active market. The OTC Bulletin Board quotations reflect inter-dealer prices without retail markup, mark-down, or other fees or commissions, and may not necessarily represent actual transactions.

Period	Low	High
4th quarter ended December 31, 2001	$0.50	$2.50
1st quarter ended March 31, 2002	$0.51	$1.95
2nd quarter ended June 30, 2002	$0.55	$1.35
3rd quarter ended September 30, 2002	$0.45	$0.90
4th quarter ended December 31, 2002	$0.36	$1.06

As of March 14, 2003, the Company's securities were held of record by a total of approximately 380 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this 10KSB contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to our company's operations, economic performance, financial condition, growth and acquisition strategies, investments, and operation plans. Any such statements that are not statements of historical fact may be deemed to be forward-looking statements.

Without limiting the generality of the foregoing, words such as "believe", "expect", "intend", "anticipate", "may", "will", "should", "expects", "plans", "anticipates", "estimates", "predicts", "potential", "continue", "projects" or the negative or other variations or comparable terminology or derivatives thereoff denote forward-looking statements. These statements are only predictions and by their nature involve substantial risks and uncertainties, many of which are beyond control. Thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under " Risk Factors."

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon Pacific CMA Inc.'s consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of our consolidated financial statements:

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

Significant under-performance relative to expected historical or projected future operating results;

Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

Significant negative economic trends.

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of an impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. As of December 31, 2002, goodwill totaled approximately $4.4 million and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $361,578.

We acquired 81% of the common stock of Airgate International Corporation, a privately held New York based freight forwarder on April 30, 2002. As required by SFAS No. 142, we allocated the purchase price to the assets, liabilities and goodwill acquired, based on the fair value at the date of acquisition. We recorded $4.4 million in goodwill associated with this acquisition, which will not be amortized but rather tested annually for impairment in accordance with SFAS No. 142. As a result of such transaction, Airgate's results of operations for the period from May 1, 2002 to December 31, 2002 and its financial condition as of December 31, 2002 are reflected on our condensed consolidated financial statements of Pacific CMA, Inc. as of December 31, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

OVERVIEW

The following discussion is applicable to the Company's financial condition and results of operations for the years ended December 31, 2002 and December 31, 2001.

Pacific CMA, Inc. (Pacific CMA) does not directly carry on any business activities. Through its Hong Kong based subsidiary, AGI Logistics (HK) Ltd. (AGI), and its New York based subsidiary, Airgate International Corp. (Airgate), Pacific CMA facilitates and provides Supply Chain Management Solutions, Contract Logistics Services and International Freight Forwarding Services.

Its wholly-owned subsidiary, AGI Logistics (HK) Ltd. (AGI), operates an integrated logistics and freight forwarding business which is based in Hong Kong and which primarily handles delivery of goods in South China and Hong Kong to overseas countries, mainly the Far East region and the US. The principal services provided by AGI are airfreight forwarding, ocean freight forwarding, and warehousing. In the Far East region, Mainland China is the target market for AGI Group expansion.

The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries. On January 1, 2001, its Hong Kong incorporated subsidiaries included Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. (Sparkle) and Guangzhou Huasheng Int'l Forwarding Ltd. (GZ Huasheng), and AGI Logistics (Shenzhen) Ltd. (AGI (Shenzhen)) which was incorporated in The Peoples Republic of China. On June 14, 2002, GZ Huasheng was renamed as Guangdong Springfield Logistics Services Ltd. (GD Springfield). AGI (Shenzhen) and Sparkle were disposed of by AGI Group on May 11, 2001 and April 2, 2002, repectively, in conjunction with a decision by AGI to concentrate on the international freight forwarding business. The business activities of Sparkle were concentrated on local feeder voyages and trucking operations along the Jujiang Delta Area of Mainland China and it was determined that Sparkle would need to purchase its own boats and trucks to maintain its competitive position. As a result, its business operations diverged from the Group's non-asset based strategic plan. AGI Group has elected to concentrate its resources and investments on the operations of AGI HK and GD Springfield in order to seek to improve the tonnage performance in Hong Kong and South China, US and Europe.

On April 30, 2002, Pacific CMA completed the acquisition of control of Airgate, a privately held New York-based freight forwarder which was established in 1990. Airgate is a non-asset based logistics services company. Pacific CMA intends to continue the operations of Airgate in substantially the same manner as they were conducted prior to the acquisition. Airgate primarily handles import air and ocean shipments from the Far East and Southwest Asia to the US. Pacific CMA International, LLC, a Colorado limited liability company which is wholly-owned by the Company, acquired 81% of the issued and outstanding common stock of Airgate.

The following discussion concerning results of operations and liquidity and capital resources of Pacific CMA, is based solely upon the business operations which are carried on by the group consisting of its wholly owned subsidiary AGI and its subsidiaries, and the results of Airgate from May to December 2002.

The significant new developments which have occurred during the year ending December 31, 2002 include the following:

1. Additional sales personnel were recruited to expand the sales and marketing department to make a team of twenty sales persons.

2. We entered into agreements with new agency partners in Shanghai China, Thailand, U.A.E., Dubai, India, Japan, Indonesia, Canada, San Francisco, Switzerland and Germany.

3. Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd., the subsidiary of AGI (HK), was disposed of on April 2, 2002. Sparkle was principally engaged in business activities of feeder voyages and trucking operations along the Jujiang Delta Area of Mainland China. At the beginning of 2002, Sparkle was affected by business environmental changes in this region and was forced to purchase its own feeder boatss and trucks in order to continue its operations. Since the Company's strategic plan is to act as a Non-Asset Based freight-forwarding provider, it elected to dispose of its interest in Sparkle.

4. Through Pacific CMA International, LLC, a wholly-owned limited liability company, the Company acquired an 81% interest in a subsidiary, Airgate International Corp., a New York based logistics and freight forwarder. The closing of the transaction was effective as of April 30, 2002.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

BUSINESS SEGMENT OPERATING RESULTS

Freight forwarders are compensated on a transactional basis for the movement of goods and provision of related services to their customers. Therefore, our revenue is derived from our freight forwarding services based upon the rates that we charge our customers for the movement of their freight from origin to destination. The carrier's contract is with us, not with our customers. We are responsible for the payment of the carrier's charges and we are legally responsible for the shipment of the goods. We are responsible for any claims for damage to the goods while in transit. In most cases, we receive reimbursement from the carriers for any claims. Since many shippers do not carry insurance sufficient to cover all losses, we also carry insurance to cover any unreimbursed claims for goods lost or destroyed in the event of a total loss. Gross revenue represents the total dollar value of services we sell to our customers. Our costs of transportation, products and handling include the direct cost of transportation, including tracking, rail, ocean, air and other costs. We commit to pay for space with shippers prior to receiving committed orders from our customers. We act principally as a service provider to add value and expertise in the procurement and execution of these services for our customers. Therefore, our gross profits (gross revenues less the direct costs of transportation, products, and handling) are indicative of our ability to source, add value and resell services and products that are provided by third parties.

Total revenue for the year ended December 31, 2002 increased 283.68% as compared with the year ended December 31, 2001, from $13,788,479 in 2001 to $52,903,737 in 2002. The increase in revenue was due to (i) organic growth of AGI and (ii) inclusion of Airgate's revenues commencing May 1, 2002, excluding the inter-company transactions among the group companies.

Revenue derived from operations of AGI increased 67.2% as compared to 2001. This significant organic growth is the result of the following factors:

An increase in routed freight traffic from existing agency partners;

An increase in the number of new overseas agency partners;

An increase in the number of sales and marketing staff;

Improvements in the agency network which enabled AGI to secure new freight business Positive effects of the West Coast Dock Worker's Strike in US

Exploring new markets in U.A.E., Dubai, India, Japan, Singapore, Australia and Thailand

The revenue of Airgate represents approximately 70% of our total revenue for 2002. Airgate focuses its operations on the import of goods from the Far East. Airgate currently leases its own bonded warehouse where deconsolidation of cargo is performed. In order to explore new markets in the midwest, Airgate established a new office in Chicago, Illinois in June, 2002..

During the year, our cost of forwarding increased 307.13%, from $11,054,263 in 2001 to $45,005,074 in 2002. This increase in costs was due to the organic growth of AGI and the inclusion of Airgate freight costs commencing in May 2002.

Gross margin for the year decreased from 19.83% in 2001 to 14.93% in 2002 and gross profit (revenue minus cost of forwarding) for the year increased 188.88%, from $2,734,216 in 2001, to $7,898,663 in 2002. Overall, we realized a net income of $1,055,583 in 2002 compared to a net income of $174,950 in 2001.

The decrease in overall gross margins was mainly due to lower gross margins attributable to existing Airgate operations. However, since completing the Airgate acquisition, the Company has been working to improve Airgate's profit margin through synergies between it and AGI. Airgate is also putting great effort into finding new customers with higher profit margins, and has increased its marketing staff in an effort to develop new markets with higher gross margins.

The results of operations for each segment are as follows

Airfreight operations: Revenue from airfreight operations increased 268.69% from $9,870,536 in 2001 to $36,392,050 in 2002. Airfreight revenue for AGI Group was $18,458,518, while airfreight revenue for Airgate was $25,710,558, and off-setting inter-company transactions totaled $7,777,026. The volumes of airfreight were improved in 2002 compared with 2001. Our main customer base is in the garment industry, which prefers airfreight to sea freight transportation. In the aftermath of the September 11 attacks, inventory levels in the U.S. were generally low in the first half year of 2002. As a result, the demand for urgent shipments increased during that period, especially from the garment industry. Another important event during 2002 was the labor strike in the west coast ports of the U.S. from October to December. This strike led to an increase in demand for airfreight services during the last quarter of the year. The tonnage increase caused the demand for shipment space to increase as well, which led a rise in the cost of space. However, rate adjustments to clients were limited to moderate levels since customers were reluctant to absorb the whole magnitude of the rate increase. Costs for the airfreight forwarding operations increased 287.91% from $7,938,785 in 2001 to $30,795,210 in 2002. Airfreight cost attributable to AGI Group was $15,396,879, while airfreight cost attributable to Airgate was $23,114,955, and off-setting inter-company costs were $7,716,624. As a result of the increase in cost for space, the gross profit margin decreased from 19.57% in 2001 to 15.38% in 2002. However, as a result of increased revenues, overall gross profits increased 189.73% to $3,665,089.

Total segment overhead attributable to the airfreight operation increased from $868,696 in 2001 to $2,182,154 in 2002. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased 221.21% for the year, from $1,063,055 in 2001 to $3,414,686 in 2002. The increase in net income was mainly the result of the inclusion of Airgate's business and the improvement in the results of the AGI Group.

Sea freight operation: Revenue from sea freight operations increased 332.72% to $16,505,750 in 2002 from $3,814,375 in 2001. Sea freight revenue for AGI Group was $4,590,497, while sea freight revenue for Airgate was $12,467,747, and off-setting inter-company transactions were $552,494. The increase in revenue for the year was due to inclusion of Airgate revenues and to revenues derived from new customers in new markets. Profitable loose freight consolidation shipments to Australia and US were increased during the year. Costs for the sea freight forwarding operation increased 370.06% from $3,020,131 in 2001 to $14,196,471 in 2002. Sea freight costs attributable to AGI Group were $3,383,618, while costs attributable to Airgate were $11,342,135, and inter-company costs were $529,282. As a result, the gross profit margin decreased from 20.82% in 2001 to 13.99% in 2002. However, as a result of increased revenues, overall gross profits increased 190.75% to $1,515,035.

Total segment overhead attributable to the sea freight operation was increased by 149.74%, from $365,269 in 2001 to $912,213 in 2002. Overall net income for the sea freight operation increased 225.68%, from $428,975 in 2001 to $1,397,066 in 2002. The increase in net income was mainly the result of inclusion of Airgate's operations and the improvement in the results of the AGI Group.

OTHER OPERATING EXPENSES

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased 165.94% to $6,151,826 in 2002 from $2,313,228 in 2001. The following factors caused the increase in expenses:

Overseas traveling: Expenses related to overseas traveling increased 152.29% from $74,148 in 2001 to $187,071 in 2002. The increase in travel expenses was mainly due to costs attributable to and an increased number of trips to the US for meetings with investment bankers and discussions related to capital raising efforts.

Salaries and allowance: Salaries and allowances for the period increased from $1,049,468 in 2001 to $2,935,449 in 2002. The salaries and allowances attributable to the AGI Group were $1,478,237, while those attributable to Airgate were $1,457,212 for the year of 2002. There were increased numbers of employees for the sales and marketing department and the accounting department during the year 2002.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $200,887 in 2001 to $208,190 in 2002, a 3.64% increase.

NON-OPERATING INCOME

INTEREST AND OTHER INCOME

Interest and other income increased from $68,699 in 2001 to $151,520 in 2002. This was due to the interest income from loan receivables and management fee income received from third parties.

INTEREST EXPENSES

Interest expenses increased to $96,420 in 2002 from $24,123 in 2001. The increase in interest expenses is due primarily to the bank trust receipts (invoice financing), bank loans and bank overdrafts involved.

OTHER RISK FACTORS

The Company's ability to provide service to its customers is highly dependent on good working relationships with a variety of entities such as airlines, steamship carriers and governmental agencies.

Unlike other U.S. logistics companies, the Company bears a significant amount of inventory risk. We pay for the guarantees we put up to the carriers, even if we do not have any customer cargo to fill the space. We are not able to ask our clients to make these guarantees and accordingly, we assume all of the risks.

The Company has freight forwarders liability insurance that covers it against claims from clients. We take responsibility for the cargo and we are responsible for its safe delivery. Therefore we can be held responsible and incur losses if anything goes wrong.

Changes in governmental deregulation efforts, regulations governing the Company's products, and/or the international trade and tariff environment could affect the Company's business in unpredictable ways.

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

7. Following the September 11 attacks, airlines charge additional costs such as a fuel surcharge, insurance surcharge and war risk surcharge. These surcharges are generally passed through to shippers and consignees, which increases their shipping costs. As a result of these increased costs, the shipping incentive of customers is reduced, and the rate of canceling orders is increased.

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated substantial cash from operations. We generated $1.2 million, $0.1 million, and $1 million of cash flow from operations in 2002, 2001, and 2000. This was due to net income generated, adjusted primarily for non-cash expenses, and the net change in accounts receivable and accounts payable.

Net cash (used in) / provided by investing activities was ($561,393), ($445,241) and $85,439 in 2002, 2001 and 2000 respectively. During 2002, we used approximately $613,000 in the transaction for the acquisition of Airgate. We also used approximately $219,000 in acquiring plant and equipment to improve our office facilities.

Additional deposits totaling approximately $1,200,000 were pledged to banks to generate additional bank facilities, and are classified as Restricted Cash. This increase was offset by the inception of other loans of $71,000 and bank overdrafts of $743,000.

We had working capital of approximately $731,000 at December 31, 2002 (inclusive of restricted cash of $2.6 million), compared to working capital of approximately $3.2 million at December 31, 2001. This decrease in working capital resulted from approximately $1.5 million of net current liabilities of Airgate we took into account in the acquisition of Airgate, and the $600,000 purchase money loan ($300,000 of which is classified as due to directors and $300,000 of which is classified as debt maturing within one year) issued in the Airgate acquisition which becomes payable within twelve months to the original 81% owners of Airgate. We believe that we will be able to rely on cash flow from operations for short-term liquidity and believe that we have adequate liquidity to satisfy our material commitments for the twelve months following December 31, 2002. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs if any.

Pacific CMA, Inc. intends to continue its expansion plans through a mixture of organic growth and acquisitions. Future acquisitions will focus on companies that serve as freight forwarders in key markets or offer services (such as customs brokerage) that complement the Group's existing services. We intend to achieve organic growth through the establishment of new branch offices in the US and joint ventures in the PRC and through a major marketing campaign through the Indian subcontinent, including India, Sri Lanka and Bangladesh. In order to achieve this goal, we will be required to raise a certain amount of capital. To a certain extent, these activities will have a significant impact on both liquidity and capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

From time to time, we entered into various contractual obligations, which may be summarized as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	Thereafter
	$	$	$	$	$
Finance lease Obligations	75,944	38,124	37,820	-	-
Secured Loan	900,000	900,000	-	-	-
Business Profit Tax Loan	29,607	29,607	-	-	-
Operating Leases	1,347,780	387,362	417,969	404,282	138,167
Cargo Space Commitments	3,400,000	3,400,000	-	-	-
Material Employment Agreements	1,497,000	499,000	998,000	-	-
	7,250,331	5,254,093	1,453,789	404,282	138,167

We have finance lease obligations of $75,944 as of December 31, 2002, of which $38,124 is repayable within one year and $37,820 is repayable after 1 year.

As of December 31, 2002, we have $900,000 in loan payables to Mr. Scott Turner (our director) and Mr. Thomas Zambuto in respect of the consideration for the acquisition of Airgate International Corp. Pursuant to the stock purchase agreements, these $900,000 in loans bear interest on a per annum basis at the rate of the prime rate plus 1.5%, and are repayable in four quarterly installments. The loans are secured by a pledge of the Airgate shares acquired in this transaction. Messrs Turner and Zambuto waived the interest payment due on December 31, 2002.

The amount due to directors totaling $411,667 is comprised of $387,884 due to Mr.Turner, which includes an outstanding balance of $450,000 representing partial consideration for the acquisition of Airgate International Corp., after netting off a loan receivable of $62,116 due from him to a subsidiary. It also includes $23,783 due to another director. Debts maturing within one year include a loan payable if $450,000 due to Mr. Thomas representing partial consideration for the acquisition of Airgate and a $29,607 business tax loan.

We also entered into various lease commitment for office premises and warehouses in United States, Hong Kong and China. The total outstanding lease commitments under non-cancellable operating leases are $456,261 as of December 31, 2001 and $1,347,780 as of December 31, 2002 respectively. As of December 31, 2002, the current portion of these commitments of $387,362 is payable within one year.

We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of December 31, 2002, the amount outstanding for such commitments to be entered in 2003 was approximately $3.4 million.

In connection with the acquisition of Airgate International Corporation, we also entered into three-year employment agreements dated April 30, 2002 with Mr. Turner and Mr. Zambuto, respectively, as described in a Current Report on Form 8-K filed on May 14, 2002. Under these agreements, we agreed to pay them an annual base salary of $249,500 per annum commencing January 1, 2003, and for each year thereafter during the term of their employment agreements.

As of December 31, 2002, our commercial commitments may be summarized as follows:

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year
	$	$
Overdraft	742,914	742,914
Invoice Trust Receipt	1,456,788	1,456,788
Guarantees by bank	282,053	282,053

As of December 31, 2002, to finance our working capital our available banking facilities were approximately $5,500,000 mainly obtained from creditworthy commercial banks in Hong Kong. As of that date, the amount of banking facilities used was $2.5 million which was mainly comprised of approximately $743,000 of overdraft, $282,000 of banks guarantees for airfreight payment to airlines, and $1,457,000 of invoice trust receipts which were included in trade payables. While these banks are not obligated to advance any further funds to us, we believe that absent any significant downtrend in business, such source of credit will continue to be available to us.

OUTLOOK

We believe the following trends may have a positive impact on our future results of operation and our financial conditions:

Outsourcing of non-core activities

Companies are increasingly outsourcing freight forwarding, warehousing and other supply chain activities so that they may focus on their respective core competencies. Companies are increasingly turning to freight forwarders and logistics and supply chain management providers to manage their purchase orders and timely delivery of products at a lower cost and a greater efficiency than if the function was undertaken directly.

Globalization of trade

As barriers to international trade are gradually reduced, international trade will similarly increase. In addition, companies are increasingly sourcing for supplies and raw materials from the most competitive suppliers throughout the world. This form of sourcing would generally also lead to increased volumes of trade.

Increased need for time-definite delivery

The demand for just in time and other time definite delivery has increased as a result of the globalization of manufacturing, greater implementation of demand-driven supply chains, the shortening of product cycles and the increasing value of individual shipments.

A shift towards a decreasing number of global supply chain management providers

Companies are decreasing the number of freight forwarders and supply chain management providers with which they interact so that they might transact with a limited number of providers who are familiar with their requirements, processes and procedures and can function as long-term partners. As such, freight forwarders which are globally integrated and are able to provide a full complement of services, including pick-up and delivery, shipment via air, sea and land, warehousing and distribution and customs brokerage, are well positioned to gain from this shift.

Hong Kong

South China, including Hong Kong and the Pearl River Delta Region Area is one of the most active transportation nodes in the World. The region has been growing dramatically in the past twenty years owing to the open market policy put forth by the PRC Government since 1978. Overseas investment over the world, especially from Taiwanese and Japanese conglomerates in the region, has resulted in a significant increase in the number of factories and manufacturing plants in the region. The result has been a significant increase in demand for freight forwarding services, with the need to import raw materials into the region and export finished products out of the region. (Hong Kong Year Book)

In 1999, over 50% of the cargo into and out of the Pearl River Delta Region was handled though Hong Kong International Airport and Kwai Chung Container Terminal. In response to the rapid growth of the region, other transportation hubs around Hong Kong, such as Macau, Zhuhai, Shenzhen and Guangzhou are gradually becoming key parts of the transport web. (Hong Kong Census and Statistical Department)

The Hong Kong International Airport in Chep Lap Kok has been reported to be one of the largest cargo centers in the World.

Since the beginning of the airport's fiscal year in April 2002, cargo traffic had risen by 24.7% as compared with the same period in the previous year. Going forward, the Hong Kong Airport Authority are formulating measures to improve cargo handling services which include building eight new cargo stands bringing the total to 21, enlarging Hong Kong International's cargo catchment area and developing logistic services on the airport island. (Hong Kong Shipping Gazette Airfreight Fax News, 17 May 2002)

US

Airfreight continues to show strength in the US, albeit at a decelerating rate. International revenue ton-mile performance for June was up 0.1% year over year in June, the first month of positive year over year growth after 14 months of declines (including 7 straight months of double-digit decline).

In fact, airfreight volumes (gross revenues) from Asia to North America and Asia to Europe was particularly strong year over year in the third and fourth quarters of 2002 due primarily to continued strength in Chinese manufacturing activity and, to a lesser extent, some accelerated shipping ahead of the then potential work stoppage at the West Coast ports.

Ocean freight volumes (gross revenue) from Asia to North America and Asia to Europe are also expected to be strong year-over-year. However ocean freight gross yields will be down year over year as capacity began to tighten meaningfully at the end of the second quarter. In spite of this, strong expectations for year over year increases in ocean freight gross revenues should more than offset expected year over year deterioration in ocean freight yields which should lead to ocean freight net revenue year over year growth of at least high single digits. ("3Q:02 Earnings Preview - Airfreight/Logistics" Bear Stearns, 16 October 2002)

PRC

China is to phase out most restrictions on foreign companies distributing goods inside its borders within four years of accession to the WTO. The rising levels of domestic affluence brought on by China's WTO entry, which needs only ratification, will also fuel greater demand for production and distribution of high-value and medium value goods, driving the need for a more flexible supply chain. This would present an unrivalled level of opportunity for all air-freight movers if they could meet the challenge.

With the value of China's exports and imports exceeding $475 billion in 2001, according to government figures, and the consumption of higher value goods becoming a trend, air transport, particularly express, is expected to become more evident within manufacturers' distribution networks. (China set to drop restraints; Fedex expects easier path for foreign air cargo companies after WTO entry, South China Morning Post, 1 October 2001)

Based on the above, we anticipate that our volume of business will increase significantly in 2003 over that of 2002.

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

Consolidated Statements of Cash Flows

Notes to the Financial Statements

Independent Auditors' Report

To the Board of Directors and Stockholders of

Pacific CMA, Inc.

We have audited the accompanying consolidated balance sheets of Pacific CMA, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2002 and 2001 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Moores Rowland

Chartered Accountants

Certified Public Accountants

Hong Kong

Date: April 9, 2003

Pacific CMA, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2002, 2001 and 2000

	Note	2002	2001	2000
		$	$	$

Freight forwarding income		52,903,737	13,788,479	14,169,226

Operating expenses
Cost of forwarding		(45,005,074)	(11,054,263)	(11,290,129)
Selling and administrative expenses		(6,151,826)	(2,313,228)	(1,822,369)
Depreciation and amortization		(208,190)	(200,887)	(107,296)

Total operating expenses		(51,365,090)	(13,568,378)	(13,219,794)

Income from operations		1,538,647	220,101	949,432

Non-operating (expense) income
Interest and other income		151,520	68,699	64,725
Interest expense		(96,420)	(24,123)	(5,304)
Gain on disposal of a subsidiary		11,390	19,729	-
Deferred offering cost written off		-	(40,545)	-
Other non-operating expenses	1	(257,500)	-	-

Net non-operating (expense) income		(191,010)	23,760	59,421

Income before income taxes		1,347,637	243,861	1,008,853

Provision for income taxes	6	(292,054)	(68,911)	(167,655)

Net income		1,055,583	174,950	841,198

Other comprehensive loss
Foreign currency translation adjustments		-	(5,413)	(695)

Comprehensive income		1,055,583	169,537	840,503

Net income per share	3

Weighted average number of shares outstanding
Basic		21,564,122	20,884,975	18,166,120

Diluted		21,738,188	20,999,828	18,232,787

Net income per share of common stock
- Basic and diluted		$0.05	$0.01	$0.05

The financial statements should be read in conjunction with the accompanying notes.

Pacific CMA, Inc.

Consolidated Balance Sheet

For the years ended December 31, 2002 and 2001

	Note	2002	2001
		$	$
ASSETS
Current assets
Cash and cash equivalents		441,657	841,472
Restricted cash		2,655,589	1,450,896
Trade receivables, net of allowance for doubtful accounts of $137,290		6,464,141	3,217,839
Deposits, prepayments and other debtors		1,116,007	414,476
Loan receivable	4	249,600	435,385
Deferred income taxes	6	82,350	-
Tax refundable		-	24,453

Total current assets		11,009,344	6,384,521
Property, plant and equipment, net	5	361,578	305,679
Goodwill	1	4,399,768	4,605
Deferred income taxes	6	537,266	12,815
Loan receivable	4	66,224	-
Certificate of deposit		50,000	-

Total assets		16,424,180	6,707,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts		742,914	-
Trade payables		7,855,965	2,683,250
Accrued charges and other creditors		509,316	182,880
Due to directors	12	411,667	3,675
Obligations under finance leases	7	38,124	33,548
Debts maturing within one year	8	479,607	232,667
Income tax payable		240,845	-

Total current liabilities		10,278,438	3,136,020
Obligations under finance leases	7	37,820	19,961

Total liabilities		10,316,258	3,155,981

Commitments and contingencies	11

Stockholders' equity
Common stock with no par value	1	1,551,865	51,165
Additional paid-in capital		1,786,718	1,786,718
Other comprehensive loss		(8,325)	(8,325)
Retained earnings		2,777,664	1,722,081

Total stockholders' equity		6,107,922	3,551,639

Total liabilities and stockholders' equity		16,424,180	6,707,620

The financial statements should be read in conjunction with the accompanying notes.

Pacific CMA, Inc.

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2002, 2001 and 2000

Ordinary stock	Additional paid-in capital	Other comprehensive loss	Retained earnings	Total
	Number	$	$	$	$	$

Balance as of January 1, 2000	17,000,000	3,400	647,193	(2,217)	705,933	1,354,309
Stockholders' contributions	-	-	1,280,405	-	-	1,280,405
Issue of common stock	3,000,000	600	-	-	-	600
Issue of common stock	400,000	80	39,120	-	-	39,200
Net income	-	-	-	-	841,198	841,198
Translation adjustments	-	-	-	(695)	-	(695)

Balance as of December 31, 2000	20,400,000	4,080	1,966,718	(2,912)	1,547,131	3,515,017
Issue of common stock	533,300	8,250	-	-	-	8,250
Stock grant	215,750	38,835	-	-	-	38,835
Return to treasury	(1,000,000)	-	(180,000)	-	-	(180,000)
Net income	-	-	-	-	174,950	174,950
Translation adjustments	-	-	-	(5,413)	-	(5,413)

Balance as of December 31, 2001	20,149,050	51,165	1,786,718	(8,325)	1,722,081	3,551,639
Issue of common stock on acquisition of subsidiary	1,700,000	1,360,000	-	-	-	1,360,000
Issue of common stock	50,000	12,500	-	-	-	12,500
Stock grant	523,400	128,200	-	-	-	128,200
Net income	-	-	-	-	1,055,583	1,055,583

Balance as of December 31, 2002	22,422,450	1,551,865	1,786,718	(8,325)	2,777,664	6,107,922

The financial statements should be read in conjunction with the accompanying notes.

Pacific CMA, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	$	$	$
Cash flows from operating activities:
Net income	1,055,583	174,950	841,198
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	208,190	200,887	107,296
Loss on disposal of property, plant and equipment	6,773	15,040	4,114
Net gain on disposal of a subsidiary	(11,390)	(19,728)	-
Compensation cost	70,075	38,835	-
Deferred offering costs written off	-	40,545	-
Provision for doubtful accounts	77,511	-	-

Changes in working capital:
Tax refundable	24,453	(23,699)	(1,510)
Deposit received	-	(12,363)	12,382
Trade receivables	(1,369,229)	(470,033)	(561,423)
Deposits, prepayments and other debtors	(437,816)	(381,174)	39,336
Trade payables	1,283,370	702,498	568,849
Accrued charges and other creditors	114,449	386	66,519
Income tax payable	240,845	(89,439)	(42,359)
Deferred taxes	(45,604)	(27,288)	7,876

Net cash provided by operating activities	1,217,210	149,417	1,042,278

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(218,980)	(174,412)	(221,389)
Acquisition of a subsidiary	(613,618)	-	(69,055)
Loan receivables	210,135	(435,385)	-
Disposal of a subsidiary	96,070	149,888	-
Proceeds from sales of property, plant and equipment	15,000	14,668	7,447
Certificate of deposit	(50,000)	-	-
Due from other related parties	-	-	368,436

Net cash (used in) provided by investing activities	(561,393)	(445,241)	85,439

Cash flows from financing activities:
Restricted cash	(1,204,693)	(1,423,188)	(1,299)
Bank overdrafts	742,914	-	-
Inception of obligation under finance leases	64,103	81,795	-
Capital element of finance leases payments	(31,785)	(106,155)	(22,471)
Advances (to) /from a director	(423,712)	1,765	54,023
Borrowing of short-term debts	71,391	232,667	-
Repayments of short-term debts	(274,452)	-	-
Deferred offering costs	-	-	(225,364)
Additional paid-in capital	-	-	1,319,525
Issue of common stock	-	8,250	680

Net cash (used in) provided by financing activities

Net (decrease) increase in cash and cash equivalents	(400,417)	(1,500,690)	2,252,811
Exchange differences	602	(3,654)	(45)
Cash and cash equivalents at beginning of year	841,472	2,345,816	93,050

Cash and cash equivalents at end of year	441,657	841,472	2,345,816

The financial statements should be read in conjunction with the accompanying notes.

Pacific CMA, Inc.

Notes to the Financial Statements

For the years ended December 31, 2002, 2001 and 2000

  ORGANIZATION AND PRINCIPAL ACTIVITIES

Reverse acquisition in 2000

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

On September 1, 2000, the Company issued 400,000 shares of its common stock to certain consultants for professional services rendered and to be rendered to the Company valued at $39,200, which is the fair value of the stock issued. The unit share price and thus the fair value of stock was determined by management by reference to the Company's future earning potential. Management believes that this value is comparable to the value of similar services offered by other service providers in the market. The initial terms of services in the agreement will last for two to three years until December 31, 2003. The amount of $39,200 was expensed during 2000.

Immediately prior to the effectiveness of the agreements, the Company's issued and outstanding capitalization consisted of 12,000,000 shares of common stock and no shares of preferred stock. Immediately thereafter, it consisted of no shares of preferred stock and 20,400,000 shares of common stock of which 83% was owned by Mr. Lam.

Stock transactions with Infinity Ventures

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

In conjunction with the Stock Purchase Agreement, pursuant to a private placement prospectus filed on December 26, 2001, the Selling Shareholder intended to offer these 1,100,000 shares of common stock at market price. However, there was a dispute with the Selling Shareholder concerning the issue of whether the shares, with the understanding that they would be subject to the Company's call right, remained valid even though it was not possible to get the registration statement for the shares approved by the SEC. The SEC would not accept the structure of the transaction unless the Selling Shareholder was legally obligated to pay the additional consideration. The Selling Shareholder refused to agree to an unconditional obligation to pay for the shares so it was not possible to get the registration statement approved for the transaction. For this reason, a "Request for Withdrawal" for the private placement was filed on February 8, 2002. These 1,100,000 shares of common stock were then cancelled and the initial purchase price of $110 was returned to the Selling Shareholder.

For accounting purposes as of December 31, 2001, these 1,100,000 shares of common stock were excluded from the outstanding capital stock of the Company to reflect the substance of the whole transaction.

In June 2002, the Company commenced an action against the Selling Shareholder in the United States District Court for the Southern District of New York in which the Company sought, among other things, to compel the return of 1,100,000 shares of common stock that had been issued to the Selling Shareholder. This action was settled in November 2002 by the Selling Shareholder's return of 1,050,000 of such shares, the Company's payment to the Selling Shareholder of $172,500 and the agreement to permit the Selling Shareholder to keep 50,000 shares. As a result, for accounting purposes, these 50,000 shares of common stock were deemed as issued and outstanding from November 2002. The fair value of the shares issued of $12,500 was expensed during the year. Total amount of $257,500, including the amount of $185,000 mentioned above and legal fees of $72,500, is included as a non-operating expense.

Acquisition of a major subsidiary in 2002

On April 30, 2002, the Company completed the acquisition of control of Airgate International Corporation ('Airgate'), a privately held New York-based freight forwarder which was established in 1990. Airgate is a non-asset based logistics services company. Its assets consist primarily of current assets including cash, accounts receivable, prepaid expenses and the like. The Company intends to continue the operations of Airgate in substantially the same manner as they were conducted prior to the acquisition.

The acquisition was structured as a stock purchase transaction. Pacific CMA International, LLC, a Colorado limited liability company which is wholly-owned by the Company, acquired 81% of the issued and outstanding common stock of Airgate from the two principal shareholders of Airgate, Scott Turner ('Mr. Turner') and Thomas Zambuto ('Mr. Zambuto'). Mr. Turner has been a director and officer of the Company since December, 2000.

The cost of the 81% controlling interest in Airgate comprised cash consideration of $1,500,000, of which $300,000 has been paid and $1,200,000 is payable in instalments and collateralized by 81% of Airgate's shares, and the issuance of 1,700,000 shares of the Company's common stock. The purchase price was determined solely through negotiations among the parties.

Cash consideration

The Company paid the $300,000 cash portion of the purchase price out of its internal resources. The financed portion of the purchase price consists of two promissory notes, each of which is in the original principal amount of $600,000. The notes bear interest at a variable rate equal to the prime rate plus 1.5%, and are payable in four equal installments on September 30, 2002, February 28, 2003, July 31, 2003 and December 31, 2003. The notes may be repaid in whole or part at any time without penalty.

Stock consideration

On May 21, 2002, an aggregate of 1,700,000 shares of common stock was issued at a price of $0.8 per share, which was determined by the average price of the Company's common stock shortly before and after the announcement of the Airgate acquisitions. These shares are used to finance the partial consideration of the acquisition of the subsidiary and they are valued at approximately $1,360,000.

The shares which were issued as part of the purchase price were issued in reliance upon exemptions from registration under state and federal law. Such shares constitute 'restricted securities' as that term is defined in Rule 144 under the Securities Act of 1933.

Acquisition of a major subsidiary in 2002 (Continued)

The transaction was recorded using the purchase method of accounting. The results of operations for Airgate are included in the consolidated financial statement since the date of acquisition. Assets and liabilities were recorded based on fair values. Goodwill represents the excess of acquisition cost over the current fair value of identifiable Airgate assets at the time of purchase.

The following tables disclose: a) the amount assigned to each major asset and liability caption of the acquired entity at the acquisition date, b) the calculation of goodwill and c) the cash payments made for the acquisition during the year:

a) Unaudited condensed consolidated balance sheet as of April 30, 2002

Airgate International Corporation

Assets	$
Current assets
Trade receivables	2,210,292
Deposits, prepayment and other debtors	34,951
Due from directors	164,440

Total current assets	2,409,683

Property, plant and equipment, net	86,945
Deferred income taxes	572,000

Total assets	3,068,628

Liabilities and stockholders' equity	$
Current liabilities
Bank overdraft	13,618
Trade payables	4,106,069
Accrued charges and other creditors	233,008
Note payable	155,701

Total liabilities	4,508,396

Stockholders' deficit
Common stock with no par value	20,000
Additional paid-in capital	116,200
Accumulated losses	(1,575,968)

Total stockholders' deficit	(1,439,768)

Total liabilities and stockholders' equity	3,068,628

Acquisition of major subsidiary in 2002 (Continued)

b) Calculation of goodwill

$
Total acquisition cost	2,960,000

Less: Tangible assets acquired:
Net current liabilities	(2,098,713)
Property, plant and equipment, net	86,945
Deferred income taxes	572,000

(1,439,768)

Goodwill	4,399,768

c) Cash payment made during the year

$

Initial cash paid	300,000
First instalments for each promissory note paid	300,000
Bank overdraft acquired	13,618

Cash outflow from the acquisition of Airgate	613,618

The following unaudited pro forma information assumes the Airgate acquisition occurred as of the beginning of each period presented. The unaudited pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessary indicative of future results of operations of the Company.

	2002	2001
	$	$

Revenue	60,300,126	38,202,272

Net income (loss)	1,855,929	(241,545)

Net income (loss) per share of common stock
-Basic	0.08	(0.01)

-Diluted	0.08	(0.01)

Other activity in the common stock of the Company during 2002

During the period from February 12, 2002 to December 2, 2002, an aggregate of 523,400 shares of common stock was issued pursuant to the Company's 2000 Stock Plan (note 2). These shares are valued at approximately $128,200.

The above-mentioned stock grants were made to (i) the Group's employees and their family members (37,200 shares of common stock in aggregate) as compensation for the employees' services; (ii) the Group's business partners (239,200 shares of common stock in aggregate) as incentive for their support to the Group's freight business; and (iii) professional lawyer and public relation consultant firms (247,000 shares of common stock in aggregate) as consideration for their respective services rendered to the Group.

The Group recorded the aggregate value of the stock grants of $70,075 as compensation cost and expensed it during the period. This $70,075 represented the value of stock issued. The unit share price and thus the fair value of stock were determined by management by reference to the average market price of the Company's common stock, having taken into account other factors affecting the market price such as the trading volume, daily turnover etc. less any stock issuing costs. In respect of the stock grants given to professionals, management believes that the value is comparable to the values of similar services offered by other service providers in the market.

The Company's articles of incorporation authorized up to 100,000,000 shares of common stock, no par value per share. As of December 31, 2002, the Company's issued and outstanding capital stock comprised 22,422,450 shares of common stock and no shares of preferred stock.

The details of the subsidiaries of the Company and their principal activities as of the date of this report are summarized below:

Name of company	Date of formation	Place of incorporation	Equity interest owned by the Company	Principal activities
			Directly	Indirectly

AGI Logistics (Hong Kong) Limited	August 12, 1998	Hong Kong	100%	-	Freight forwarding

Guangzhou Huasheng International Forwarding Limited	December 2, 1998	Hong Kong	-	100%	Freight forwarding

Pacific CMA International, LLC	April 11, 2002	Colorado, US	100%	-	Investment holding

Airgate International Corporation	September 27, 1995	New York, US	-	81%	Freight forwarding

Airgate International Corporation (Chicago)	April 9, 2002	Illinois, US	-	81%	Freight forwarding
AGI China Limited	October 9, 2002	Hong Kong	-	100%	Freight forwarding

  STOCK-BASED COMPENSATION

The Company has a 2000 Stock Plan ("Plan") to issue stock options and grants pursuant to various agreements with employees, service providers, business associates and others that will have an important business relationship with the Company or its affiliates (individually, a 'Participant'; collectively, the 'Participants'). Under the Plan, on September 1, 2000 the Company issued options to purchase 200,000 shares of the Company's common stock at an exercise price of $0.098, this option exercise price was equal to the estimated fair market value of the Company's common stock at the date of issue. The maximum number of shares of the Company's common stock available for issuance under the Plan is 2,200,000 shares. As of December 31, 2002, the maximum number of shares available for future grants under the Plan is 1,260,850 shares. The options vest over an 18-month period from the date of grant and expire on August 31, 2005. Any proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital.

The Company has elected to follow APB Opinion No. 25, 'Accounting for Stock Issued to Employees', in accounting for its issuance of stock options to Participants who are employees under the Plan. Accordingly, no compensation expense was recognized in the Company's financial statements because the exercise price of the Company's stock options issued to employees equals the market price of the Company's common stock on the date of grant. The pro forma effect of applying the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" fair value method instead of the APB Opinion No. 25 intrinsic value based method of measuring compensation costs to the Company's stock-based awards was not significant to reported net income and earnings per share. Stock options granted to any other Participants would be treated as compensatory.

In December 2002, the FASB issued SFAS No. 148, 'Accounting for Stock-Based Compensation- Transition and Disclosure', which is an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. However, the Company currently has no plans to adopt the fair value method of accounting for stock-based compensation.

Changes in outstanding options under the employee stock options are as follows:

2002	2001

	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
		$		$
Granted during 2000 and outstanding (exercisable) at end of year	200,000	0.098	200,000	0.098

As of December 31, 2002, the weighted-average exercise price of all outstanding options was $0.098 and the weighted-average remaining contractual life was 1.17 years.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America ("USGAAP").

The consolidated financial statements include the financial information of the Company, its majority-owned and controlled subsidiaries (collectively known as "the Group"). All material intercompany balances and transactions have been eliminated in consolidation.

Comprehensive income

The Group adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Group's other comprehensive income / loss mainly comprises the translation adjustments resulting from the process of translating foreign currency financial statements into the reporting currency.

Property, plant and equipment and depreciation

Property, plant and equipment is stated at cost less accumulated depreciation.

The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Expenditure incurred in restoring assets to their normal working conditions are charged to the income statement. Improvements are capitalized and depreciated over their expected useful lives.

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

Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and was amortised on a straight-line method over 5 years. On January 1, 2002, Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, was adopted and goodwill will no longer be amortized, but instead tested for impairment on at least an annual basis. The Company's evaluation of goodwill completed during 2002 in accordance with SFAS No. 142 resulted in no impairment losses. The Company also recorded no goodwill impairment losses during 2001 or 2000 prior to adopting SFAS No. 142.

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue recognition

Revenue represents income arising from freight forwarding services which is recognized when freight is received from the shipper (for import freight) or when freight leaves the carrier's terminal (for export freight) with accrual of the estimated direct costs to complete delivery of freight-in-transit.

Leasing

Leases are classified as finance leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.

Assets held under finance leases are recognised as assets of the Company at the lower of the fair value of the leased assets or the present value of the minimum lease payments. The corresponding liability to the lessor is included in the balance sheet as a finance lease obligation. Finance costs, which represent the difference between the total leasing commitments and the fair value of the assets acquired, are charged to the income statement over the term of the relevant lease so as to produce a constant periodic rate of charge on the remaining balance of the obligations for each accounting period.

Rentals payable under operating leases are charged to income on a straight-line basis over the term of the relevant lease.

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recognized as an expense on the straight-line basis over the lease terms.

Income taxes

Provision for income and other related taxes have been provided in accordance with the tax rates in the United States of America ('USA') or tax laws in effect in Hong Kong depending on income arising from their respective jurisdictions.

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

Foreign currency translation

The Group considers US Dollars ('$') as its functional currency as a substantial portion of the Group's business activities are based in US Dollars.'

Transactions involving foreign currencies are translated at the approximate rates of exchange existing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the year end are retranslated at the approximate rates of exchange existing at that date. Translation differences are included in the statement of operations.

The consolidated financial statements include foreign subsidiaries. Their financial statements are translated into US dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenue and expenses. Translation differences are included in the consolidated statement of operations and are not material.

Uses of estimates

The preparation of the consolidated financial statements in conformity with USGAAP requires the Group's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the report periods. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, taxes and contingencies.

Related party

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments

The carrying amounts of cash equivalents, trade receivables, trade payables and advances due from / to a director and related parties approximate fair value because of the short-term maturities of these financial instruments.

Accounts receivable

Accounts receivable are stated at the amount billed to customers. The Group provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinary due 30 days after the end of the month of services rendered. Account past due more than 180 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Segment reporting

The Group adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Group's results of operations and financial position were affected by the implementation of SFAS No. 131 as it operates in more than one line of business. Segment information is disclosed in note 18 to the financial statements.

Cash and cash equivalents

Cash equivalents include all highly liquid investments, generally with original maturities of three months or less, that are readily convertible to known amount of cash and are so near maturity that they represent insignificant risk of changes in value because of changes in interest rates.

New accounting pronouncements

Other than the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, there are no new accounting pronouncements for which adoption is expected to have a material effect on the Group's financial statements.

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

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

2002	2001	2000
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	$		$	$		$	$		$

Net Income	1,055,583			174,950			841,198

Basic EPS
Income (loss) available to common stockholders	1,055,583	21,564,122	0.05	174,950	20,884,975	0.01	841,198	18,166,120	0.05

Effect of dilutive securities
Stock options	-	174,066		-	114,853		-	66,667

Diluted EPS
Income (loss) available to common stockholders and assumed conversions	1,055,583	21,738,188	0.05	174,950	20,999,828	0.01	841,198	18,232,787	0.05

(iii) Stock options were granted to purchase 200,000 shares of common stock at an exercise price of $0.098 on September 1, 2000. These options are still outstanding at the end of December 31, 2002 and will expire on August 31, 2005.

(iv) During the year, stock grants to purchase an aggregate of 523,400 shares of common stock have been granted and exercised at an exercise price of $nil pursuant to the terms stipulated in the Company's 2000 Stock Plan (Note1). Therefore, there is no dilutive effect on net income per share regarding these stock grants.

4. LOAN RECEIVABLE

A loan receivable amounting to $237,000 (2001: $320,000) is due from a business partner. The amount is collateralized by the personal guarantee of a director of the borrower, bears interest at 8.5% per annum and is repayable on or before December 31, 2003 pursuant to the loan extension agreement dated May 30, 2002. Considering the past payment history of this business partner, no allowance for uncollectibility is considered necessary as of December 31, 2002.

The remaining amount of $78,824 is due from Mr. Zambuto (ex-shareholder of Airgate), it is uncollateralized, interest free and with annual repayments of approximately $12,600 commencing from December 31, 2002 until fully repaid.

5. PROPERTY, PLANT AND EQUIPMENT, NET

	2002	2001
	$	$

Office equipment	287,837	180,390
Furniture and fixture	253,434	255,181
Motor vehicles	441,061	204,804

	982,332	640,375

Less: Accumulated depreciation	(620,754)	(334,696)

Net book value	361,578	305,679

As of December 31, 2002, the cost and accumulated depreciation of property, plant and equipment held under finance leases amounted to $140,288 (2001: $114,917) and $54,993 (2001: $47,666) respectively.

6. INCOME TAXES

(a) Income before income taxes provision was taxed under the following jurisdictions:

	2002	2001	2000
	$	$	$

USA	(150,122)	-	-
Hong Kong	1,497,759	243,861	1,008,853

	1,347,637	243,861	1,008,853

(b) The income tax expense in different jurisdictions is comprised of the following:

	2002	2001	2000
	$	$	$

Current:
Federal	37,400	-	-
State and local	36,497	-	-

	73,897	-	-
Hong Kong	263,161	96,199	159,780

Current income tax expense	337,058	96,199	159,780

Deferred:
Federal	(35,189)	-	-
State and local	(9,815)	-	-

	(45,004)	-	-
Hong Kong	-	(27,288)	7,875

Deferred income tax (benefit) expense	(45,004)	(27,288)	7,875

	292,054	68,911	167,655

The Group is subject to income taxes on income arising in or derived from the tax jurisdictions in which it is domiciled and operates and accordingly, it is subject to statutory federal income tax and Hong Kong profits tax respectively.

(c) Net deferred tax asset is comprised of the following:

	2002	2001	2000
	$	$	$

USA
Net operating loss carryforwards	597,427	-	-
Compensation cost	19,576	-	-

	617,003	-	-
Hong Kong
Other timing differences	2,613	12,815	-

Income tax provision	619,616	12,815	-

As of the date of acquisition, the acquired subsidiary has net operating loss carried forward of $1,429,000 ('NOL'). As of December 31, 2002, the Group had federal and state net operating loss carryforwards of approximately $1,306,000 that expire between 2018 and 2022. While the use of these NOL is restricted subject to the provisions of Internal Revenue Code Section 382, the Group anticipates fully utilizing these carryforwards. The calculation of deferred tax asset was based on an effective rate at the balance sheet date.

(d) In respect of the USA operations, a reconciliation of the income tax benefit to the amount computed by applying the statutory federal income tax rate to income before income tax benefit is summarized below:

	2002	2001	2000
	$	$	$
USA
Amounts computed at statutory federal rate	(23,804)	-	-
State and local income taxes, net of federal benefit	36,497	-	-
Tax credit carryforwards generated	(67,560)	-	-
Non-deductible expenses included in operating and non-operating expenses	108,768	-	-
Effective tax rate differential on net operating Loss carryforwards	(25,428)
Others	420	-	-

	28,893	-	-

(d) A reconciliation of the income tax provision to income taxes computed using the Hong Kong statutory income tax rate is summarized below:

	2002	2001	2000
	$	$	$
Hong Kong
Income before income taxes	1,497,759	243,861	1,008,853
Hong Kong statutory tax rate	16%	16%	16%

Tax at Hong Kong statutory rate	239,641	39,017	161,416

Underprovision in prior years	4,005	-	-
Permanent differences on tax computation
- tax losses unlikely to be relieved in the foreseeable future	-	30,382	6,272
- non-deductible expenses	24,170	3,248	6,838
- non-taxable income	(4,655)	(3,736)	(6,871)
Income tax provision	263,161	68,911	167,655

7. OBLIGATIONS UNDER FINANCE LEASES

	2002	2001
	$	$
Payable during the following period:
Within one year	43,405	39,045
Over one year but not exceeding two years	23,825	18,376
Over two years but not exceeding three years	18,305	4,818

Total minimum lease payments	85,535	62,239
Less: amount representing interest	(9,591)	(8,730)

Present value of net minimum lease payments	75,944	53,509

8. DEBT MATURING WITHIN ONE YEAR

Debt maturing within one year represents short-term loans and are summarized as follows:

	Weighted-average interest rates	Outstanding debts maturing within one year
	%	$
As of December 31,
2001	5.97	232,667

2002
-Bank loans	5.125	29,607
-Other loan payable	-	450,000

		479,607

The interests on bank loans were calculated at money market rates. These loans were collateralized by directors' personal guarantees.

The other loan payable was the consideration payable in respect of the acquisition of a new subsidiary and was collateralized by the subsidiary's shares. It was interest-free and repayable on February 28, 2003, July 31, 2003 and December 31, 2003.

9. PLEDGE OF ASSETS

As of December 31, 2002, the Group had pledged the following assets:

(a) Restricted cash deposits of $2,655,589 (2001: $1,450,896) in respect of general banking facilities granted by bankers.

(b) Shares in the newly acquired subsidiary (representing 81% controlling interest) to the sellers in respect of the consideration payable to them for the acquisition of the subsidiary.

10. BANKING FACILITIES

As of December 31, 2002, to finance its working capital the Group's available banking facilities were approximately $5,564,000 mainly obtained from creditworthy commercial banks in Hong Kong. As of that date, the total amount of banking facilities utilized was $2,481,754 (2001: $592,149). This was made up of (i) about $742,914 (2001: Nil) of overdrafts; (ii) about $1,456,787 (2001: $444,711) of invoice trust receipts which are included in trade payables; and (iii) about $282,053 (2001: 147,438) of bank guarantees for granting credit facilities to a subsidiary for airfreight payment.

11. COMMITMENTS AND CONTINGENCIES

Commitments under operating leases:

The Group rent office space, warehouse and certain office equipment under non-cancellable operating leases. The following table summarizes these approximate future minimum lease payments in effect as of December 31, 2002:

$

2003	387,362
2004	224,798
2005	193,171
2006	197,423
2007	206,859
Thereafter	138,167

Total	1,347,780

Rent expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was approximately $333,592, $248,376, and $190,709 respectively.

Cargo space commitments

The Group has entered into written agreements with various carriers pursuant to which the Group is committed to utilize a guaranteed minimum amount of cargo space each year. As of December 31, 2002, the minimum amount of such cargo space to be utilized in 2003 was approximately $3,400,000.

12. RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship with the Company

Mr. Lam King Ko, Alfred ('Mr. Lam')	Shareholder and director of the Company
Mr. Scott Turner ('Mr. Turner')	Shareholder and director of the Company
Ms. Chan Wai Ying, Louisa ('Ms. Chan')	Director of the Company
Mr. Thomas Zambuto ('Mr. Zambuto')	Ex-shareholder of Airgate
AGL Logistics (Shenzhen) Limited ('AGI Shenzhen')	Under common control of Mr. Lam until December 16, 2002
Sparkle Shipping (China) Limited ('Sparkle China')	Under common control of Mr. Lam until December 16, 2002

During the years ended December 31, 2002, 2001 and 2000, the Group had the following transactions with related parties in which the Company's directors have beneficial interests:

	2002	2001	2000
	$	$	$

Acquisition of a subsidiary from Mr. Scott: -total consideration -consideration payable	1,430,000 450,000	- -

Loan advanced to Sparkle China controlled by Mr. Lam	-	115,385	-

Proceeds from disposal of a subsidiary, AGI Shenzhen to a company controlled by Mr. Lam	-	150,000	-

Payment of freight cost to AGI Shenzhen controlled by Mr. Lam	(125,873)	(62,295)	(18,476)

Received freight income from AGI Shenzhen controlled by Mr. Lam	2,570	109,058	26,956

Received interest income from Sparkle China controlled by Mr. Lam and Ms. Chan	6,750	6,508	10,700

(a) As of December 31, 2002, the balance due to Mr. Lam from the Group amounting to $23,783 is uncollateralized, interest-free and has no fixed repayment terms.

(b) The consideration payable to Mr. Turner for the acquisition of Airgate, after netting off a loan receivable of $62,116 due from him to Airgate, is $387,884, which is collateralized by Airgate's shares, interest-free and repayable in three quarterly installments pursuant to the stock purchase agreement on February 28, 2003, July 31, 2003 and December 31, 2003.

(c) As of December 31, 2002, general banking and loan facilities granted by various bankers to the Group were collateralized by directors' (Mr. Lam and Ms. Chan) personal guarantees amounting to $5,328,683.

13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2002	2001	2000
	$	$	$
Cash paid for:
Income taxes	71,760	210,091	203,648
Interest expense	22,917	14,856	5,304

14. NON-CASH TRANSACTIONS

(a) As of December 31, 2002, the sale proceeds for the disposal of Sparkle (refer to note 19) amounted to $398,078 was not yet due and was recorded as other debtor.

(b) The share consideration for the acquisition of a subsidiary, Airgate (refer to note 1), was $1,360,000. On May 21, 2002, 1,700,000 shares of common stock was issued for that purpose.

(c) As of December 31, 2002, the balance of cash consideration for the acquisition of 81% controlling interest in Airgate (refer to note 1) was $900,000. It was recorded as due to a director of $450,000 and as debt maturing within one year of $450,000.

15. DISTRIBUTION OF PROFIT

In the opinion of management, any undistributed earnings of the Company and its subsidiaries will be reinvested indefinitely.

16. RETIREMENT PLAN

The Group did not operate any retirement plan before December 2000. Following the implementation of the Mandatory Provident Fund ("MPF") in Hong Kong with effect from December 2000, the Group operates a MPF plan for its Hong Kong employees. The assets of the MPF are held separately from those of the Group in a provident fund managed by an independent trustee. The Group began to make contributions to the MPF in January 2001. Pension expenses of $64,116 have been incurred by the Group during the year ended December 31, 2002.

The Group's subsidiaries in the USA do not have any retirement plan in place as of December 31, 2002.

7. OPERATING RISKS

a) Concentration of credit risk

The Group provided forwarding services to a number of customers. Details of individual customers accounting for more than 5% of the Group's sales appear in note 18(b).

Concentration of accounts receivable as of December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
	%	%	%

Customer A	-	12	8
Customer B	-	8	-
Customer C	-	7	-
Customer D	-	6	-
Customer E	-	-	9
Customer F	-	-	7
Customer G	-	-	5
Customer M	11	-	-
Customer N	9	-	-
Customer Q	5	-	-

	25	33	29

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentration of credit risk (whether on or off balance sheet) arose from the Group's major customers and related companies but the directors, in their opinion, consider that the risk of recoverability of the unreserved receivable is minimal.

a) Concentration of suppliers

The Group sourced forwarding services from a number of suppliers. Details of individual suppliers accounting for more than 5% of the Group's cost of sales appear in note 18(c).

Concentration of accounts payable as of December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
	%	%	%

Supplier I	6	15	-
Supplier J	14	13	23
Supplier K	-	-	11
Supplier L	7	-	-

	27	28	34

18. SEGMENTS OF THE BUSINESS

(a) Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding and (iii) land forwarding services.

The following table summarized the Group's operations during the years ended December 31, 2002, 2001 and 2000 analyzed into air, sea and land forwarding services.:

Air forwarding	Sea forwarding	Land forwarding	Total
	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000
	$	$	$	$	$	$	$	$	$	$	$	$

Turnover	36,392,050	9,870,536	9,464,981	16,505,750	3,814,375	4,616,022	5,937	103,568	88,223	52,903,737	13,788,479	14,169,226

Cost of forwarding	(30,795,210)	(7,938,785)	(8,031,760)	(14,196,471)	(3,020,131)	(3,185,126)	(13,393)	(95,347)	(73,243)	(45,005,074)	(11,054,263)	(11,290,129)

Depreciation	(56,941)	(49,367)	(26,236)	(17,360)	(6,445)	(57,604)	(3,793)	(17,030)	(14,053)	(78,094)	(72,842)	(97,893)

Interest income	-	-	26,727	1	1	26,108	-	-	939	1	1	53,774

Interest expenses	(66,735)	(9,603)	-	(3,023)	-	-	(771)	(5,742)	(3,495)	(70,529)	(15,345)	(3,495)

Other segment expenses attributable to segment	(1,929,554)	(750,266)	(698,958)	(827,258)	(347,696)	(301,049)	(13,057)	(72,669)	(58,959)	(2,769,869)	(1,170,631)	(1,058,966)

Taxation	(128,924)	(59,460)	(83,895)	(64,573)	(11,129)	(83,760)	-	1,678	-	(193,497)	(68,911)	(167,655)

Segment income	3,414,686	1,063,055	650,859	1,397,066	428,975	1,014,591	(25,077)	(85,542)	(60,588)	4,786,675	1,406,488	1,604,862

Net other unallocated expenses *										(3,731,092)	(1,231,538)	(763,664)

Net income										1,055,583	174,950	841,198

Total assets	12,447,601	5,044,008	4,377,698	3,976,051	1,582,763	1,418,986	528	80,849	92,074	16,424,180	6,707,620	5,888,758

*The amounts comprised general administration expenses such as office overhead for which it was impracticable to make an allocation into each reportable segment.

18. SEGMENTS OF THE BUSINESS (Continued)

(b) Details of individual customer accounting for more than 5% of the Group's sales are as follows:

	2002	2001	2000
	%	%	%
Major customer
B	12	-	-
C	-	6	-
P	-	-	5

(c) Details of individual suppliers accounting for more than 5% of the Group's cost of sales are as follows:
	2002	2001	2000
	%	%	%
Major suppliers
I	9	20	-
J	6	16	13
K	-	-	8
L	7	-	-
O	-	-	7

	22	36	28

(d) Gographical segmentsThe table below summarized the Group's turnover during the year ended December 31, 2002, 2001 and 2000 and total assets as of that dates analyzed into geographical locations:

	2002	2001	2000
	$	$	$

Turnover
*IATA Area 1	10,966,084	9,800,637	5,377,669
*IATA Area 2	4,436,153	1,307,388	35,800
*IATA Area 3	37,501,500	2,680,454	8,755,757

TOTAL	52,903,737	13,788,479	14,169,226

18. SEGMENTS OF THE BUSINESS (Continued)

(d) Geographical segments (Continued)

2002	2001	2000
	Trade receivables	Other assets	Total assets	Trade receivables	Other assets	Total assets	Trade receivables	Other assets	Total assets
	$	$	$	$	$	$	$	$	$

Assets
*IATA Area 1	4,692,698	6,087,940	10,780,638	2,051,128	-	2,051,128	1,709,667	-	1,709,667
*IATA Area 2	116,507	-	116,507	25,905	-	25,905	4,019	-	4,019
*IATA Area 3	1,654,936	3,872,099	5,527,035	1,140,806	3,489,781	4,630,587	1,039,529	3,135,543	4,175,072

TOTAL	6,464,141	9,960,039	16,424,180	3,217,839	3,489,781	6,707,620	2,753,215	3,135,543	5,888,758

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

IATA Area 3 comprises all of Asia and the adjacent islands, except that portion included in IATA Area 2, all of the Esat Indies, Australia, New Zealand and the adjacent islands, the islands of the Pacific Ocean, except those included in IATA Area 1

19. DISPOSAL OF A SUBSIDIARY

On April 2, 2002, the Group sold all of the issued and outstanding shares of stock of its wholly owned subsidiary, Sparkle Shipping, Godown, Wharf & Transp. Co. Limited ('Sparkle') to an unaffiliated party for consideration of $589,744.

The Group received $58,974, 10% of total purchase price at closing the remaining purchase price is payable as follows: (1) $265,385 is payable in four quarterly installments of $66,346 commencing from July 1, 2002 and (2) $265,385 is payable by two equal installments within last two quarters of 2003.

Sparkle was principally engaged in business activities of feeder voyages and trucking operations along the Jujiang Delta Area of Mainland China. Its trucking operations were immaterial to the Group's overall business. Recently, Sparkle was affected by business environmental changes in this region and was forced to purchase its own feeders and trucks in order to continue its operations. As the Group acts as a Non-Asset Based freight-forwarding provider, Sparkle was disposed of in order to be consistent with the Group's strategic plan. After the disposal of Sparkle, its sea forwarding operations were handled by other subsidiaries of the Company through their agents in Mainland China. Therefore, the disposition of Sparkle was not deemed to be a discontinued operation.

In connection with this transaction, the Company recognized a gain of $11,390.

$
Net assets disposed:
Property, plant and equipment	24,667
Trade and other receivables	495,650
Due from a director	299,869
Deferred taxes	10,202
Cash at banks	95,596
Trade and other payables	(230,511)
Due to fellow subsidiaries	(117,119)

578,354

Selling price	589,744

Gain on disposal	11,390

$
Cash proceeds received (down payment and two quarterly installments of $66,346)	191,666
Cash and cash equivalents disposed of	(95,596)

Net inflow of cash and cash equivalents in respect of the disposal of subsidiary	96,070

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 15, 2001, the Board of Directors appointed the firm of Moores Rowland of 33 Hysan Avenue, Hong Kong, as independent auditors for the fiscal year ended December 31, 2000. There have been no disagreements with Moores Rowland on any matter of accounting principles or practices, financial statements or disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name	Age	Positions Held and Tenure
Alfred Lam	49	Chairman ,Treasurer and Director (since August, 2000)
Scott Turner	48	President and Director (since August, 2000)
Louisa Chan	42	Director (since August, 2000)
Henrik M. Christensen	47	Executive Vice President (since December 31, 2000) and Director (since September, 2002)
Kaze Chan	37	Executive Vice President (since August, 2000) and Director (since September, 2002)
Daisy Law	29	Chief Accountant (since August, 2000)
Rango Lam	30	Secretary (since August, 2000)
Bill Calandra	59	Executive Vice President (since September, 2002)
Terence de Kretser	33	Vice President (since August, 2000)

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

Scott Turner Mr. Turner has over 26 years of experience in the freight forwarding industry. He is a co-founder of Airgate International Corporation. He is the Company's principal consultant, and has been president of Airgate International Corporation since 1995.

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

Kaze Chan

Mr. Chan is the Executive Vice President and the General Manager and co-founder of AGI Logistics (HK) Ltd. He oversees all freight activities in Hong Kong, China, Europe and North America. He is also responsible for the Company's operations and overall strategic planning. Prior to joining the company, he held senior management positions in U.S.- based

Northwest Cargo. Mr. Chan holds a Master of Arts in Urban Studies from Michigan State University in the United States.

Daisy Law

Ms. Law graduated from the Chinese University of Hong Kong with an honors bachelor degree. She is now a member of the Hong Kong Society of Accountants and the Association of Chartered Certified Accountants.

Rango Lam

Ms. Lam is responsible for overseeing the group's corporate secretarial work. Ms. Lam also possesses over 9 years of experience in sales and marketing activities within the freight forwarding industry. Prior to joining the Company, she worked for a publicly listed freight forwarding company in Hong Kong, Benair (HK) Ltd and World Connect Limited.

Terence de Kretser

Mr. Terrence de Kretser has served as our Vice President since August 2000 and has been employed by our freight forwarding subsidiary since 1998. He is responsible for managing our West Coast operations and for International sales and marketing. He has over 15 years of experience in air and sea freight forwarding including employment with HTL Logistics (Pvt) Ltd, Colombo, Sri Lanka.

Bill Calandra

Mr. Bill Calandra has served as our Executive Vice President since September 2002 From 1996 to 2002 he served as Executive Vice President of World Connect Ltd.

Compliance With Section 16(a) of the Exchange Act.

The above directors and officers have each filed an Annual Statement of Changes in Beneficial Ownership on Form 5 for the fiscal year ending December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information concerning cash and non-cash compensation paid or earned by our Chief Executive Officer and our executive officers, who received or earned cash and non-cash salary and bonus of more then $100,000, for the fiscal year ended December 31, 2002.

Name and Principal Position	Fiscal Year	Salary	Other Annual Bonus Compensation
Alfred Lam, CEO (1)	2002	$50,000	-
Alfred Lam, CEO (1)	2001	$50,000	-
Scott Turner, President (2)	2002	$166,333	$19,840 $16,000

(1) Mr. Lam serves as our chief executive officer. His titles are Chairman and Treasurer. See also "Certain Relationships and Related Transactions".

(2) Mr. Turner assumed this position in May 2002. The sums reflected in this table represent the amounts paid or that are payable pursuant to his employment agreement. Other Annual Compensation reflects his automobile allowance. See also "Certain Relationships and Related Transactions."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 14, 2003, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Alfred Lam (1) Unit D, 11/F, Garment Center, 576-586 Castle Peak Road, Cheung Sha Wan, Kowloon, Hong Kong	17,000,000 (2)	76.26%
Buller Services Corp. Unit D, 11/F, Garment Center, 576-586 Castle Peak Road, Cheung Sha Wan, Kowloon, Hong Kong	8,000,000	34.15%
Louisa Chan (1) Unit D, 11/F, Garment Center, 576-586 Castle Peak Road, Cheung Sha Wan, Kowloon, Hong Kong	0	0
Henrik M. Christensen (1) 5B, London Court Realty Garden 41 Conduit Road Hong Kong	8,300	0
Rango Lam (1) Unit D, 11/F, Garment Center, 576-586 Castle Peak Road, Cheung Sha Wan, Kowloon, Hong Kong	60,800 (2)	0.31%
Scott Turner (1) Airgate Corp. 153-04 Rockaway Blvd. Jamaica, NY 11434	850,000	3.8%
Daisy Law (1) Unit D, 11/F, Garment Center, 576-586 Castle Peak Road, Cheung Sha Wan, Kowloon, Hong Kong	4,300	0
Kaze Chan (1) Unit D, 11/F, Garment Center, 576-586 Castle Peak Road, Cheung Sha Wan, Kowloon, Hong Kong	62,500	0.2%
Terence De Kretser (1) Unit D, 11/F, Garment Center, 576-586 Castle Peak Road, Cheung Sha Wan, Kowloon, Hong Kong	0	0
Bill Calandra (1) Unit D, 11/F, Garment Center, 576-586 Castle Peak Road, Cheung Sha Wan, Kowloon, Hong Kong	0	0
All directors and named executive officers as a group (9 persons)	17,985,900	76.78%

(1) The person listed is an officer, director, or both, of the Company.

(2) Mr. Lam is deemed to be the beneficial owner of the shares owned by Buller Services Corp.

(3) Includes 5,100 shares owned by Ms. Rango's spouse, and of which she may be deemed to be the beneficial owner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 30, 2002, we completed the acquisition of 81% of the outstanding capital stock of Airgate International Corporation. Mr. Scott Turner, a director of Pacific CMA, Inc. (and currently an officer as well), was an officer, director and one of the principal shareholders of Airgate International Corporation. The total purchase consideration payable to Mr. Scott Turner under the agreement was $1,430,000, which included (i) $750,000 in cash, of which $150,000 was paid in cash at closing and the $600,000 is payable in four quarterly installments commencing September 30, 2002 and is secured by our pledge of the shares that we acquired and (ii) the issuance of 850,000 shares of our common stock with fair valued of $0.8 per share.

During the year ended December 31, 2001, we paid freight costs in the aggregate amount $62,295 to two entities (i.e. AGI Logistics (Shenzhen) Limited (incorporated in Hong Kong) and AGI Freight Services, Inc.) in which Mr. Alfred Lam, a director of Pacific CMA, Inc. is a beneficial shareholder of these two entities. Mr. Alfred Lam is also a director of AGI Freight Services Inc. During the year ended December 31, 2002, we paid freight costs of $125,873 to AGI Logistics (Shenzhen) Limited. At the same time, during the years ended December 31, 2001 and December 31, 2002, we received aggregate freight income of $109,058 and $2,750 respectively, from these two entities. Alfred Lam ceased to be a director and a shareholder of AGI Freight Service Inc. as of July 1, 2001, and ceased to be a beneficial shareholder of AGI Logistics (Shenzhen) Limited as of December 16, 2002.

During the year ended December 31, 2001, Pacific CMA, Inc. originally intended to have business development in Northern China jointly with Sparkle Shipping (China) Limited, Mr. Alfred Lam and Ms Louisa Chan, directors of Pacific CMA, Inc. are also the directors of that company. However, having considered the uncertainties of the economic environment, the development project was withdrawn subsequently. The initial deposit of $115,385 was treated as an advance to the related party and it was interest bearing at the rate of 6% per annum. This amount was settled in full during the fourth quarter of 2002. Total interest income on this deposit received from Sparkle Shipping (China) Limited are $6,508 and $6,750 for the years ended December 31, 2001 and December 31, 2002 respectively.

On May 11, 2001, we sold all of the issued and outstanding capital stock of our wholly owned subsidiary, AGI Logistics (Shenzen) Limited, (incorporated in People Republic of China) to an entity owned by Alfred Lam and Louisa Chan for $150,000.

As of December 31, 2002 and December 31, 2001, general banking and loan facilities granted by various bankers to AGI Logistics (HK) Limited and its subsidiaries. were collateralized by Alfred Lam and Louisa Chan's personal guarantees amounting to $5,328,683 and $2,990,763, respectively.

As of December 31, 2002 and December 31, 2001, the balance due from Pacific CMA, Inc.`s subsidiaries to Alfred Lam amounting to $23,783 and $3,675 respectively, were unsecured, interest-free, and had no fixed repayment terms. As of December 31, 2002, the consideration payable to Mr. Scott Turner, on acquisition of Airgate International Corporation, after netting off a loan receivable of $62,116 due from him to Airgate International Corporation, is $387,884, which is unsecured, interest-free and repayable in four quarterly installments pursuant to the stock purchase agreement.

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

(a) Exhibits 99.1 and 99.2, CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CMA, INC.

By:/S/ ALFRED LAM

Alfred Lam, Chairman and Treasurer

By:/S/ SCOTT TURNER

Scott Turner, President and Director

By:/S/ LOUISA CHAN

Louisa Chan, Director

By:/S/ HENRIK M. CHRISTENSEN

Henrik M. Christensen, Director

By:/S/ KAZE CHAN

Kaze Chan, Director

Date: April 10, 2003

Exhibit 99.1

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott Turner, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pacific CMA, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003	By:/S/ SCOTT TURNER Scott Turner, President and Director

Exhibit 99.2

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alfred Lam, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pacific CMA., Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003	By:/S/ ALFRED LAM Alfred Lam, Chairman and Treasurer