Form 10QSB
period 2003-03-31
PACIFIC CMA INC
filed 2003-05-14
CIK 1071775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2003.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2003, there were 22,594,588 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

PACIFIC CMA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2003

INDEX TO FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

PACIFIC CMA, INC.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	March 31, 2003	December 31, 2002
	$	$
ASSETS

Current assets
Cash and cash equivalents	617,184	441,657
Restricted cash	3,028,597	2,655,589
Trade receivables, net of allowance for doubtful accounts of $137,290	5,847,559	6,464,141
Deposits, prepayments and other	1,740,796	1,116,007
Loans receivable	226,958	249,600
Deferred income taxes	82,350	82,350

Total current assets	11,543,444	11,009,344

Property, plant and equipment, net	352,931	361,578
Goodwill	4,399,768	4,399,768
Deferred income taxes	537,266	537,266
Loan receivable	65,584	66,224
Certificate of deposit	50,000	50,000

Total assets	16,948,993	16,424,180

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	March 31, 2003	December 31, 2002
	$	$
LIABILIITES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdrafts	2,687,589	742,914
Trade payables	6,901,720	7,855,965
Accrued charges and other creditors	308,966	509,316
Due to directors	329,263	411,667
Obligations under finance leases	36,150	38,124
Debt maturing within one year	364,227	479,607
Tax payable	188,374	240,845

Total current liabilities	10,816,289	10,278,438
Obligations under finance leases	54,105	37,280

Total liabilities	10,870,394	10,316,258

Stockholders' equity
Common stock with no par value	1,551,865	1,551,865
Additional paid-in capital	1,786,718	1,786,718
Other comprehensive loss	(8,325)	(8,325)
Retained earnings	2,748,341	2,777,664

Total stockholders' equity	6,078,599	6,107,922

Total liabilities and stockholders' equity	16,948,993	16,424,180

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

(Unaudited) Three months ended March 31,
	2003	2002
	$	$

Freight forwarding income	14,026,380	2,976,871

Operating expenses
Cost of forwarding	(11,693,998)	(2,348,706)
Selling and administrative expenses	(2,306,000)	(591,221)
Depreciation and amortization	(50,101)	(49,843)

Total operating expenses	(14,050,099)	(2,989,770)

Loss from operations	(23,719)	(12,899)

Non-operating income
Interest and other income	47,500	14,084
Interest expense	(43,726)	(14,753)

Net non-operating income	3,774	(669)

Loss before income taxes	(19,945)	(13,568)

Provision for income taxes	(9,378)	(5,262)

Net loss	(29,323)	(18,830)

Other comprehensive (loss) income
Foreign currency translation adjustments	-	-

Comprehensive loss	(29,323)	(18,830)

Net loss per share

Weighted average number of shares outstanding
Basic	22,594,588	20,336,264

Diluted	22,594,588	20,336,264

Net loss per share of common stock Basic and diluted	(0.001)	(0.001)

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

(Unaudited) Three months ended March 31,
2003	2002
$	$
Cash flows from operating activities:
Net loss	(29,323)	(18,830)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	50,101	49,843
Loss (Gain) on disposal of property, plant and equipment	9,829	(135)
Compensation cost	17,656	40,725
Changes in working capital:
Tax refundable	-	(31,351)
Trade receivables	616,582	132,243
Deposits, prepayments and other	(708,790)	(202,460)
Trade payables	(954,245)	(589,485)
Accrued charges and other creditors	(200,350)	(106,767)
Deferred taxes	-	(3,413)
Tax payable	(52,471)	-

Net cash used in operating activities	(1,251,011)	(729,630)

Cash flows from investing activities:
Loan receivable	23,283	-
Due from (to) other related parties	-	(133,732)
Acquisition of property, plant and equipment	(25,694)	(11,239)
Proceeds from sales of property, plant and equipment	10,897	2,179
Instalment received for the disposal of a subsidiary in 2002	66,346	-
Instalment paid for the acquisition of a subsidiary in 2002	(300,000)	-

Net cash used in investing activities	(225,168)	(142,792)

Cash flows from financing activities:
Restricted cash	(373,008)	(3,734)
Bank overdrafts	1,944,675	543,458
Capital element of finance leases payments	(22,176)	(13,569)
Advance to a director	67,596	-
Capital element of other loan payments	-	(67,365)
Borrowing of short-term debts	64,103	40,027
Repayment of short-term debts	(29,484)	-

Net cash provided by financing activities	1,651,706	498,817

Net increase (decrease) in cash and cash equivalents	175,527	(373,605)
Exchange difference	-	1,446
Cash and cash equivalents at beginning of period	441,657	841,472

Cash and cash equivalents at end of period	617,184	469,313

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the condensed consolidated financial statements have been made.

The condensed consolidated statement of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2002 included in the Company's Form 10-K filed on April 10, 2003.

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

The components of total comprehensive loss for the three months ended March 31, 2003 and 2002 are presented in the following table:

(Unaudited) three months ended March 31,
	2003	2002
	$	$

Net loss	(29,323)	(18,830)
Other comprehensive loss
Foreign currency translation adjustments	-	-

Comprehensive loss	(29,323)	(18,830)

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share

(unaudited) Three Months Ended March 31,
2003 2002
Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	$		$	$		$

Net loss	(29,323)			(18,830)

Basic EPS
Loss available to common stockholders	(29,323)	22,594,588	(0.001)	(18,830)	20,336,264	(0.001)

Effect of dilutive securities
Stock options	-	-		-	-

Diluted EPS
Loss available to common stockholders and assumed conversions	(29,323)	22,594,588	(0.001)	(18,830)	20,336,264	(0.001)

Stock options were granted to purchase 200,000 shares of common stock at an exercise price of $0.098 on September 1, 2000. These options are still outstanding at the end of March 31, 2003 and will expire on August 31, 2005.

During the period, stock grants to purchase an aggregate of 900 shares of common stock have been granted and exercised at an exercise price of $nil pursuant to the terms stipulated in the Company's 2000 Stock Plan (note 5).

Stock options were considered to be antidilutive and would not be included in the diluted per-share computation when there was an operating loss for the period ended March 31, 2003 and 2002.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Common Stock

As of December 31, 2001, the Company's authorized capital stock comprised of 100,000,000 shares of common stock, no par value and 10,000,000 shares of preferred stock, no par value. As of the same date, the Company's issued and outstanding capital stock comprised of 20,149,050 shares of common stock and no shares of preferred stock.

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

On May 21, 2002, the Company issued 1,700,000 shares of common stock to finance the partial consideration of the acquisition of the subsidiary ('Airgate'). These shares are valued at approximately $1,360,000.

In November 2002, the Company's legal action against Infinity Venture was settled, pursuant to which 50,000 shares of common stock were deemed as issued to them at a fair value of $12,500.

On February 4, 2003, 900 shares of common stock was issued pursuant to the Company's 2000 Stock Plan (note 4). These shares are valued at approximately $558.

The Company's articles of incorporation authorized up to 100,000,000 shares of common stock, no par value per share. As of March 31, 2003, the Company's issued and outstanding capital stock comprised 22,423,350 shares of common stock and no shares of preferred stock.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Pledge of Assets

As of March 31, 2003, the Group had pledged the following assets:

(a) Restricted cash deposits of $3,028,597 in respect of general banking facilities granted by bankers.

(b) Shares in Airgate acquired in 2002 (representing 81% controlling interest) to the sellers in respect of the consideration payable to them for the acquisition of Airgate.

Note 7. Banking facilities

As of March 31, 2003, to finance its working capital the Group's available banking facilities were approximately $6,600,000 mainly obtained from creditworthy commercial banks in Hong Kong. As of that date, the total amount of banking facilities utilized was $4,287,820. This was made up of (i) about $2,687,589 of overdrafts; (ii) about $1,266,774 of invoice trust receipts which are included in trade payables; (iii) about $64,227 of short-term bank loans; and (iv) about $269,230 of bank guarantees for granting credit facilities to a subsidiary for airfreight payment.

Note 8. Non-cash transactions

During the period, the Group entered into finance lease arrangements in respect of assets with a total capital value at the inception of the contracts of $36,487.

Note 9. Related party transactions

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

During the periods from January 1 to March 31, 2003 and 2002, the Group had the following balances and transactions with related parties in which the Company's directors have beneficial interests:

	2003	2002
	$	$
Acquisition of Airgate in April 2002 from Mr. Turner:
- consideration payable	300,000	-

Payment of freight cost to AGI Shenzhen controlled by Mr. Lam	-	(11,659)

Received freight income from AGI Shenzhen controlled by Mr. Lam	-	58

Received interest income from Sparkle China controlled by Mr. Lam and Ms. Chan	-	1,731

(a) As of March 31, 2003, the balance due to Mr. Lam from the Group amounting to $90,739 is uncollateralized, interest-free and has no fixed repayment terms.

(b) The consideration payable to Mr. Turner for the acquisition of Airgate, after netting off a loan receivable of $61,476 due from him to Airgate, is $238,524, which is collateralized by Airgate's shares, interest-free and repayable in the remaining two quarterly installments pursuant to the stock purchase agreement on July 31, 2003 and December 31, 2003.

(c) As of March 31, 2003, general banking and loan facilities granted by various bankers to the Group were collateralized by directors' (Mr. Lam and Ms. Chan) personal guarantees amounting to $6,223,673.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Segment Information

(a) Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding and (iii) land forwarding services. The accounting policies adopted by the Group for segment reporting are described in the summary of significant accounting policies in the Company's Form 10-K filed for the year ended December 31, 2002.

The following table summarized the Group's operations for the three months ended March 31, 2003 and 2002 analyzed into air, sea and land forwarding services:

Air Forwarding	Sea Forwarding	Land Forwarding	Total
	2003	2002	2003	2002	2003	2002	2003	2002
	$	$	$	$	$	$	$	$

Turnover	9,054,673	2,107,927	4,971,707	863,007	-	5,937	14,026,380	2,976,871

Cost of forwarding	(7,523,794)	(1,761,777)	(4,170,204)	(573,536)	-	(13,393)	(11,693,998)	(2,348,706)

Depreciation and amortization	(12,161)	(11,259)	(11,670)	(2,057)	-	(3,793)	(23,831)	(17,109)

Interest expense	(26,606)	(5,974)	(964)	-	-	(771)	(27,570)	(6,745)

Other segment expenses attributable to segment	(602,915)	(179,759)	(281,376)	(105,637)	-	(13,056)	(884,291)	(298,452)

Taxation	6,875	-	4,276	-	-	-	11,151	-

Segment income (loss)	896,072	149,158	511,768	181,777	-	(25,076)	1,407,841	305,859
Net other unallocated expenses							(1,437,164)	(324,689)

Net income							(29,323)	(18,830)

Goodwill	2,840,252	-	1,559,515	-	-	-	4,399,767	-
Other assets	9,907,111	4,792,281	2,642,115	1,678,888	-	60,970	12,549,226	6,532,139

Total assets	12,747,363	4,792,281	4,201,630	1,678,888	-	60,970	16,948,993	6,532,139

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Segment Information (continue)

(b) Details of individual customers accounting for more than 5% of the Group's sales are as follows:

(Unaudited) Three months ended March,
	2003	2002

Major customer	%	%

B	12	-
M	-	6
P	-	7
Q	6	-
R	12	-
S	5	-
T	-	7

(c) Geographical segments

The table below summarized the Group's turnover for the three months ended March 31, 2003 and 2002 analyzed into geographical locations:

(unaudited) Three months ended March 31,
	2003	2002
	$	$

Turnover

* IATA Area 1	1,831,939	2,108,401
* IATA Area 2	1,045,677	162,866
* IATA Area 3	11,148,764	705,604

TOTAL	14,026,380	2,976,871

(unaudited) As of March 31, 2003	(unaudited) As of March 31, 2002
	Trade receivables	Other assets (including goodwill)	Total assets	Trade receivables	Other assets (including goodwill)	Total assets
	$	$	$	$	$	$

Assets
*IATA Area 1	4,265,577	6,156,646	10,422,223	1,825,319	-	1,825,319
*IATA Area 2	173,670	-	173,670	136,920	-	136,920
*IATA Area 3	1,408,311	4,944,789	6,353,100	1,123,357	3,446,543	4,569,900

TOTAL	5,847,558	11,101,435	16,948,993	3,085,596	3,446,543	6,532,139

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Valuing long-lived assets and goodwill

We assess the impairment of identifiable long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying amount may be impaired. Factors that we consider when evaluating for possible impairment include the following:

1. Significant under-performance relative to expected historical or projected future operating results;

2. Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

3. Significant negative economic trends.

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of an impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. As of March 31, 2003, goodwill totaled approximately $4.4 million and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $352,931.

 We acquired 81% of the common stock of Airgate International Corporation, a privately held New York based freight forwarder on April 30, 2002. As required by SFAS No. 142, we allocated the purchase price to the assets, liabilities and goodwill acquired, based on the fair value at the date of acquisition. We recorded $4.4 million in goodwill associated with this acquisition, which will not be amortized but rather tested annually for impairment in accordance with SFAS No. 142. As a result of such transaction, Airgate's results of operations for the period from January 1, 2003 to March 31, 2003 and its financial condition as of December 31, 2002 and March 31, 2003 were reflected on our condensed consolidated financial statements of Pacific CMA, Inc. as of December 31, 2002 and March 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

OVERVIEW

The following discussion is applicable to the Company's financial condition and results of operations for the periods ended March 31, 2003 and March 31, 2002.

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

The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries. On January 1, 2001, its Hong Kong incorporated subsidiaries included Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. (Sparkle) and Guangzhou Huasheng Int'l Forwarding Ltd. (GZ Huasheng), and AGI Logistics (Shenzhen) Ltd. (AGI (Shenzhen)) which was incorporated in The Peoples Republic of China ("the PRC"). On June 14, 2002, GZ Huasheng was renamed as Guangdong Springfield Logistics Services Ltd. (GD Springfield). AGI (Shenzhen) and Sparkle were disposed of by AGI Group on May 11, 2001 and April 2, 2002, repectively, in conjunction with a decision by AGI to concentrate on the international freight forwarding business. The business activities of Sparkle were concentrated on local feeder voyages and trucking operations along the Jujiang Delta Area of Mainland China and it was determined that Sparkle would need to purchase its own boats and trucks to maintain its competitive position. As a result, its business operations diverged from the Group's non-asset based strategic plan. AGI Group has elected to concentrate its resources and investments on the operations of AGI HK and GD Springfield in order to seek to improve the tonnage performance in Hong Kong and South China, US and Europe.

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

The following discussion concerning results of operations and liquidity and capital resources of Pacific CMA, is based solely upon the business operations which are carried on by the group consisting of its wholly owned subsidiary AGI and its subsidiaries, and the results of Airgate from January to March 2003.

The significant new developments which have occurred during the period ending March 31, 2003 include the following:

1. A Cargo Sales Agency Agreement was signed between AGI (HK) and Cathay Pacific Airways, a Hong Kong based airline, with effect from December 13, 2002. The confirmation to permanent agency status is subject to satisfactorily completing a six month trial period in which AGI (HK) is committed to generate not less than $76,923 average net revenue per month.

2. We entered into agreements with new agency partners in Dubai and Sri Lanka.

3. We made plans to expand our investment in Shanghai, PRC, during the second quarter of 2003.

RESULTS OF OPERATIONS

PERIOD ENDED MARCH 31, 2003 COMPARED WITH PEIROD ENDED MARCH 31, 2002

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

Total revenue for the period ended March 31, 2003 increased 371.18% as compared with the period ended March 31, 2002, from $2,976,871 in 2002 to $14,026,380 in 2003. The increase in revenue was due to (i) organic growth of AGI and (ii) inclusion of Airgate's revenues in this quarter, excluding the inter-company transactions among the group companies.

Revenue derived from operations of AGI increased 66.26% as compared to 2002. This significant organic growth is the result of the following factors:

1. An increase in routed freight traffic from existing agency partners;

2. An increase in the number of new overseas agency partners;

3. Improvements in the agency network which enabled AGI to secure new freight business

  Exploring new markets in India, Japan, and Sri Lanka.

The revenue of Airgate represents approximately 70% of our total revenue for the first quarter of 2003. Airgate focuses its operations on the import of goods from the Far East. Airgate currently leases its own bonded warehouse where deconsolidation of cargo is performed. In order to explore new markets in the Midwest, Airgate established a new office in Chicago, Illinois in June 2002.

During the period, our cost of forwarding increased 397.89%, from $2,348,706 in 2002 to $11,693,998 in 2003. This increase in costs was due to the organic growth of AGI and the inclusion of Airgate freight costs in this quarter.

Gross margin for the period decreased from 21.10% in 2002 to 16.63% in 2003 and gross profit (revenue minus cost of forwarding) for the period increased 271.30%, from $628,165 in 2002, to $2,332,382 in 2003. Overall, we realized a net loss of $29,323 in 2003 compared to a net loss of $18,830 in 2002.

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

The results of operations for each segment are as follows:

Airfreight operations: Revenue from airfreight operations increased 329.55% from $2,107,927 in 2002 to $9,054,673 in 2003. Airfreight revenue for AGI Group was $3,491,220, while airfreight revenue for Airgate was $6,975,360, and off-setting inter-company transactions totaled $1,411,907. The volumes of airfreight were improved in 2003 compared with 2002. Our main customer base is in the garment industry, which prefers airfreight to sea freight transportation. The second Gulf War was started in mid-March of 2003. Prior to the beginning of the war, importers were concerned about the possible impact of the war on costs and extra payments for fuel and security. It was also expected that if war began, the space for airfreight shipment would be decreased in order to allow for space reallocation to the US government. These factors led to an increase in air traffic prior to the beginning of the war. The tonnage increase caused the demand for shipment space to increase as well, which led a rise in the cost of space. However, rate adjustments to clients were limited to moderate levels since customers were reluctant to absorb the whole magnitude of the rate increase. Costs for the airfreight forwarding operations increased 327.06% from $1,761,777 in 2002 to $7,523,794 in 2003. Airfreight cost attributable to AGI Group was $2,886,458, while airfreight cost attributable to Airgate was $6,136,204, and off-setting inter-company costs were $1,498,868. The gross profit margin was quite constant. It was 16.42% in 2002 and 16.91% in 2003. As a result of increased revenues, overall gross profits increased 342.26% to $1,530,879.

Total segment overhead attributable to the airfreight operation increased from $196,992 in 2002 to $634,807 in 2003. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased 500.75% for the period, from $149,158 in 2002 to $896,072 in 2003. The increase in net income was mainly the result of the inclusion of Airgate's business and the improvement in the results of the AGI Group.

Sea freight operation: Revenue from sea freight operations increased 476.09% to $4,971,707 in 2003 from $863,007 in 2002. Sea freight revenue for AGI Group was $1,126,254, while sea freight revenue for Airgate was $3,991,331, and off-setting inter-company transactions were $145,878. The increase in revenue for the period was due to inclusion of Airgate revenues and to revenues derived from new customers in new markets. In addition, since ocean liners had already proposed a general rate increase to take effect on May 1, 2003, customers increased their shipments in order to take advantage of lower rates in effect before thepending rate increase. Thus ocean traffic recorded an increase. Costs for the sea freight forwarding operation also increased 627.10% from $573,536 in 2002 to $4,170,204 in 2003. Sea freight costs attributable to AGI Group were $868,664, while costs attributable to Airgate were $3,430,162, and inter-company costs were $128,622. As a result, the gross profit margin decreased from 33.54% in 2002 to 16.12% in 2003. However, as a result of increased revenues, overall gross profits increased 176.89% to $801,503.

Total segment overhead attributable to the sea freight operation increased 169.03%, from $107,694 in 2002 to $289,734 in 2003. Overall net income for the sea freight operation increased 181.54%, from $181,777 in 2002 to $511,768 in 2003. The increase in net income was mainly the result of inclusion of Airgate's operations and the improvement in the results of the AGI Group.

OTHER OPERATING EXPENSES

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased 290.04% to $2,306,000 in 2003 from $591,221 in 2002. The following factors caused the increase in expenses:

Due to the consolidation of Airgate's overhead in this quarter, there was a significant incremental increase in expenses for the following items: advertising, salesmen commissions, entertainment, insurance, legal and professional fees, local traveling, motor vehicle expenses, postage and courier fees, rent and rates, repair and maintenance, salaries and allowance sundry expenses, telephone and fax and bank charges.

Overseas traveling: Expenses related to overseas traveling increased 110.55% from $27,254 in 2002 to $57,384 in 2003. The increase in travel expenses was mainly due to costs attributable to an increased number of trips to the US for meetings with investment bankers and discussions related to capital raising efforts.

Legal and professional fees: Total legal fees incurred during the first quarter of 2003 were $125,074, as compared to $11,182 in Year 2002. The increase in legal fees was primarily the result of matters related to work on a pending registration statement and work related to potential listing of our shares on a stock exchange.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $49,843 in 2002 to $50,101 in 2003, a 0.52% increase.

NON-OPERATING INCOME

INTEREST AND OTHER INCOME

Interest and other income increased from $14,084 in 2002 to $47,500 in 2003. This was due to the interest income from loan receivables and management fee income received from third parties.

INTEREST EXPENSES

Interest expenses increased to $43,726 in 2003 from $14,753 in 2002. The increase in interest expenses is due primarily to the bank trust receipts (invoice financing), bank loans and bank overdrafts involved.

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

LIQUIDITY AND CAPITAL RESOURCES

We used $1.2 million of cash in operating activities in the first quarter of 2003, as compared to $700,000 in the same period of 2002. This increase in the use of cash was mainly attributable to additional amounts used in the settlement of trade payables. ($0.9 million was used during the first quarter of 2003 as compared to $589,485 in the same period of 2002.

Net cash used in investing activities was $225,168, and $142,792 in the first quarter of 2003 and 2002 respectively. During first quarter of 2003, we paid an installment of $300,000 related to the acquisition of Airgate in 2002. We also used $10,897 in acquiring plant and equipment to improve our office facilities. We have also received a payment of $66,346 related to our disposal of a subsidiary in 2002.

Additional cash deposits totaling approximately $373,008 were pledged to banks to generate additional bank facilities, and are classified as restricted cash. This increase was offset by the inception of bank overdrafts of $1.9 millions.

Working capital maintained at $0.7 million March 31, 2003 (inclusive of restricted cash of $3 million) and December 31, 2002. We believe that we will be able to rely on cash flow from operations for short-term liquidity and believe that we have adequate liquidity to satisfy our material commitments for the twelve months following March 31, 2003. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs if any.

Pacific CMA, Inc. intends to continue its expansion plans through a mixture of organic growth and acquisitions. Future acquisitions will focus on companies that serve as freight forwarders in key markets or offer services (such as customs brokerage) that complement our existing services. We intend to achieve organic growth through the establishment of new branch offices in the US and joint ventures in the PRC and through a major marketing campaign through the Indian subcontinent, including India, Sri Lanka and Bangladesh. In order to achieve this goal, we will be required to raise a certain amount of capital. To a certain extent, these activities will have a significant impact on both liquidity and capital resources.

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

From time to time, we entered into various contractual obligations, which may be summarized as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	Thereafter
	$	$	$	$	$
Finance lease Obligations	90,255	36,150	54,105	-	-
Secured Loan	600,000	600,000	-	-	-
Unsecured Bank Loans	53,683	53,683	-	-	-
Business Profit Tax Loan	10,544	10,544	-	-	-
Operating Leases	991,277	434,830	521,313	21,301	13,833
Cargo Space Commitments	1,243,590	1,243,590	-	-	-
Material Employment Agreements	1,372,250	499,000	873,250	-	-

We have finance lease obligations of $90,255 as of March 31, 2003, of which $36,150 is repayable within one year and $54,105 is repayable after 1 year.

As of March 31, 2003, we have $600,000 in loan payables to Mr. Scott Turner (our director) and Mr. Thomas Zambuto in respect of the consideration for the acquisition of Airgate International Corp. Pursuant to the stock purchase agreements, these $600,000 in loans bear interest on a per annum basis at the rate of the prime rate plus 1.5%, and are repayable in two quarterly installments. The loans are secured by a pledge of the Airgate shares acquired in this transaction. Messrs Turner and Zambuto waived the interest payment due on March 31, 2003.

The amount due to directors totaling $329,263 is comprised of $238,524 due to Mr.Turner, which includes an outstanding balance of $300,000 representing partial consideration for the acquisition of Airgate International Corp., after netting off a loan receivable of $61,476 due from him to a subsidiary. It also includes $90,739 due to another director. Debts maturing within one year include a loan payable of $300,000 due to Mr. Thomas representing partial consideration for the acquisition of Airgate, unsecured short-term bank loan $53,684 and a $10,543 business tax loan.

We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong and China. The total outstanding lease commitments under non-cancellable operating leases are $991,277 as of March 31, 2003. As of March 31, 2003, the current portion of these commitments of $434,830 is payable within one year.

We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of March 31, 2003, the amount outstanding for such commitments to be entered in 2003 was approximately $1.2 million.

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

As of March 31, 2003, our commercial commitments may be summarized as follows:

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year
	$	$
Overdraft	2,687,589	2,687,589
Invoice Trust Receipt	1,266,774	1,266,774
Short-tern bank loans	64,227	64,227
Guarantees by bank	269,230	269,230

As of March 31, 2003, to finance our working capital our available banking facilities were approximately $6.6 millions mainly obtained from creditworthy commercial banks in Hong Kong. As of that date, the total amount of banking facilities utilized was $4,287,820. This was made up of (i) approximately $2,687,589 of overdrafts; (ii) approximately $1,266,774 of invoice trust receipts which are included in trade payables; (iii) approximately $64,227 of short-term bank loans; and (iv) approximately $269,230 of bank guarantees for granting credit facilities to a subsidiary for airfreight payment. While these banks are not obligated to advance any further funds to us, we believe that absent any significant downtrend in business, this source of credit will continue to be available to us.

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

Airfreight continues to show strength in the US, albeit at a decelerating rate. International revenue ton-mile performance for June 2002 was up 0.1% year over year as compared to June 2003, which was the first month of positive year over year growth after 14 months of declines (including 7 straight months of double-digit decline).

In fact, airfreight volumes (gross revenues) from Asia to North America and Asia to Europe was particularly strong year over year in the third and fourth quarters of 2002 due primarily to continued strength in Chinese manufacturing activity and, to a lesser extent, some accelerated shipping ahead of the then potential work stoppage at the West Coast ports.

Ocean freight volumes (gross revenue) from Asia to North America and Asia to Europe are also expected to be strong year-over-year. However ocean freight gross yields will be down year over year as capacity began to tighten meaningfully at the end of the second quarter of 2002. In spite of this, strong expectations for year over year increases in ocean freight gross revenues should more than offset expected year over year deterioration in ocean freight yields which should lead to ocean freight net revenue year over year growth of at least high single digits. ("3Q:02 Earnings Preview - Airfreight/Logistics" Bear Stearns, 16 October 2002)

PRC

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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits 99.1 and 99.2, CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002, are filed herewith.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2003.

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

Date: May 14, 2003

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

Date: May 14, 2003	By:/S/ SCOTT TURNER Scott Turner, President and Director

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

Date: May 14, 2003	By:/S/ ALFRED LAM Alfred Lam, Chairman and Treasurer