Form 10QSB/A
period 2002-06-30
PACIFIC CMA INC
filed 2003-06-17
CIK 1071775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended June 30, 2002, to reflect the restatement of our Condensed Consolidated Financial Statements for that period. As described below in Note 1 to our Condensed Consolidated Financial Statements, based upon a review of applicable accounting rules and interpretations, we have decided to restate certain previously issued financial statements. The financial statements being restated include those for the second and third quarters of 2002, the full year of 2002 and the first quarter of 2003.

The restatement is attributable only to the recognition of a non-contractual customer relationship intangible asset at April 30, 2002, the date of acquisition of Airgate International Corporation ("Airgate"), as well as its corresponding amortization charges and tax benefits. The restatement decreased our net income for the six-month period ended June 30, 2002, by $111,083, from $292,507 or $0.01 per share, as originally reported, to $181,424, or $0.01 per share. As a result, the restatement also reduced our retained earnings as of June 30, 2002, by $111,083. Operating expenses and provision for income taxes for the period ended June 30, 2002 have also been restated in the accompanying financial statements.

Any items included in the original report on Form 10-QSB for the period ended June 30, 2002, that are not included herein are not amended and remain in effect as of the date of the original filing thereof. Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

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

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

PACIFIC CMA, INC.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	June 30, 2002	December 31, 2001
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	506,960	841,472
Restricted cash	2,118,752	1,450,896
Trade receivables	4,454,720	3,217,839
Deposits, prepayments and other	1,224,702	414,476
Loan receivable	457,692	435,385
Tax refundable	4,923	24,453

Total current assets	8,767,749	6,384,521

Property, plant and equipment, net	334,649	305,679
Goodwill	2,680,193	4,605
Intangible asset, net	2,764,667
Deferred taxes	2,613	12,815

Total assets	14,549,871	6,707,620

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	June 30, 2002	December 31, 2001
	US$	US$
LIABILIITES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdrafts	836,999	-
Trade payables	6,319,431	2,683,250
Accrued charges and other creditors	361,840	182,880
Due to a director	331,121	3,675
Obligations under finance leases	17,736	33,548
Debt maturing within one year	343,570	232,667
	-

Total current liabilities	8,210,697	3,136,020
Obligations under finance leases	7,888	19,961
Deferred tax liability	584,498	-
Due to a director	300,000	-
Debt maturing over one year	300,000	-

Total liabilities	9,403,083	3,155,981

Stockholders' equity
Common stock with no par value	51,165	51,165
Treasury stock	(180,000)	(180,000)
Additional paid-in capital	3,380,443	1,966,718
Other comprehensive loss	(8,325)	(8,325)
Retained earnings	1,903,505	1,722,081

Total stockholders' equity	5,146,788	3,551,639

Total liabilities and stockholders' equity	14,549,871	6,707,620

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

(Unaudited) Six months ended June 30,	(Unaudited) Three months ended June 30,
	2002	2001	2002	2001
	US$	US$	US$	US$

Freight forwarding income	13,546,135	5,220,743	10,569,264	2,896,133

Operating expenses
Cost of forwarding	(11,244,767)	(3,953,714)	(8,896,061)	(2,204,818)
Selling and administrative expenses	(1,873,974)	(979,421)	(1,282,752)	(535,921)
Depreciation and amortization	(198,226)	(95,571)	(148,384)	(51,103)

Total operating expenses	(13,316,967)	(5,028,706)	(10,327,197)	(2,791,842)

Income from operations	229,168	192,037	242,067	104,291

Non-operating income
Net gain on disposal of a subsidiary	11,390	24,282	11,390	24,282
Interest and other income	53,534	35,749	39,450	10,520
Interest expenses	(40,117)	(5,549)	(25,363)	(1,668)

Net non-operating income	24,807	54,482	25,477	33,134

Income before income taxes	253,975	246,519	267,544	137,425

Provision for income taxes	(72,551)	(39,443)	(67,290)	(21,988)

Net income	181,424	207,076	200,254	115,437

Other comprehensive income
Foreign currency translation adjustments	-	(5,412)	-	1

Comprehensive income	181,424	201,664	200,254	115,438

Net income per share

Weighted average number of shares outstanding
Basic	20,368,713	20,716,649	20,368,713	20,902,423

Diluted	20,552,380	20,916,649	20,552,380	21,102,423

Net income per share of common stock Basic and Diluted	0.01	0.01	0.01	0.01

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

(unaudited) June 30, 2002	(unaudited) June 30, 2001
US$	US$
Cash flows from operating activities:
Net income	181,424	207,076
Adjustments to reconcile net income to net cash
used in operating activities
Depreciation and amortization	198,226	95,571
Loss on disposal of property, plant and equipment	896	14,879
Net gain on disposal of a subsidiary	(11,390)	(24,282)
Compensation cost	53,725	-
Changes in working capital:
Tax refundable	19,530	754
Deposits received		(12,363)
Accounts receivable	618,502	377,578
Deposits, prepayments and other	(442,0366)	(47,322)
Deferred taxes	10,202	(27,999)
Accounts payable	(196,622)	(867,517)
Accrued charges and other creditors	(33,026)	137,982
Bill payable	-	96,355
Tax payable	5,521	44,077

Net cash provided by (used in) operating activities	404,952	(5,211)

Cash flows from investing activities:
Loan receivable	68,267	(115,384)
Due from (to) other related parties	-	(196,379)
Acquisition of property, plant and equipment	(69,503)	(169,898)
Sales proceeds from disposal of property, plant and equipment	2,179	14,103
Acquisition of a subsidiary	(313,618)	-
Disposal of a subsidiary	(36,622)	149,766
Net cash used in investing activities	(349,297)	(317,792)

Cash flows from financing activities:
Restricted cash	(667,856)	(1,387,294)
Fixed deposits	-	(687)
Inception of new hire purchase contracts	-	62,820
Capital element of hire purchase payments	(18,002)	(43,447)
Advanceto a director	(354,257)	(133,523)
Inception of other loans	(50,117)	-
Capital element of other loan payments	(138,980)	-
Bank overdrafts	836,999	-
Additional paid-in capital	-	123,325
Unsecured bank loan	-	89,744

Net cash used in financing activities	(392,213)	(1,289,062)

Net decrease in cash and cash equivalents	(336,558)	(1,612,065)
Exchange difference	2,046	(3,612)
Cash and cash equivalents at beginning of period	841,472	2,345,816

Cash and cash equivalents at end of period	506,960	730,139

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

Restatement of financial statements

Subsequent to the issuance of the Group's 2002 and 2003 first quarter consolidated financial statements, management determined that the financial statements for 2002's second and third quarters, 2002 full year, as well as 2003 first quarter required restatement due to the recognition of a non-contractual customer relationship intangible asset at the date of acquisition of Airgate.

The Airgate acquisition occurred on April 30, 2002, shortly after the required implementation date of SFAS No. 141 and SFAS No. 142. At the time of the transaction, the Company made a diligent attempt to apply the provisions of SFAS No. 141. It determined that it did not have a legal-contractual relationship with its customers. Further, it did not believe that its relationship with its customers met the 'separability' criterion. However, the Company understands that in adopting SFAS 141, practice has evolved which considers a broader concept of customer relationship intangibles. Accordingly, the management believes that a portion of the purchase price of Airgate should be assigned to a non-contractual customer relationship intangible asset with its corresponding deferred tax liability recognized in accordance with SFAS No. 109.

The restatement is attributable only to the recognition of a non-contractual customer relationship, its amortization charges as well as the corresponding tax benefits. The restatement decreased the Group's 2002 first two quarters' net income by $111,083 from $292,507 or $0.01 per share, as originally reported, to $181,424 or $0.01 per share. As a result, the restatement reduced the Group's retained earnings by $111,083 from $2,014,588 as originally reported, to $1,903,505. Operating expenses and provision for income taxes for the 2002 second quarter presented herein have been restated.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The components of total comprehensive income for the six months and three months ended June 30, 2002 and 2001 are presented in the following table:

(Unaudited) Six months ended June 30,	(Unaudited) Three months ended June 30,
	2002	2001	2002	2001
	US$	US$	US$	US$

Net income	181,424	207,076	200,254	115,437
Other comprehensive income (loss)
Foreign currency translation adjustments	-	(5,412)	-	1

Comprehensive income	181,424	201,664	200,254	115,438

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share

(unaudited) Six Months Ended June 30,	(unaudited) Three Months Ended June 30,
2002	2001	2002	2001
Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	US$		US$	US$		US$	US$		US$	US$		US$

Net Income	181,424			207,076			200,254			115,437

Basic EPS
Income available to common stockholders	181,424	20,559,671	0.01	207,076	20,716,649	0.01	200,254	20,559,671	0.01	115,437	20,902,423	0.01

Effect of dilutive securities
Stock options	-	183,667		490	200,000		-	183,667		245	200,000

Diluted EPS
Income available to common stockholders and assumed conversions	181,424	20,743,338	0.01	207,566	20,916,649	0.01	200,254	20,743,338	0.01	115,682	21,102,423	0.01

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

Note 6. Pledge of Assets At balance sheet date, the Group had pledged the following assets:

(a) Restricted cash deposits of $2,118,752 in respect of general banking facilities granted by bankers.

(b) Shares in the newly acquired subsidiary (representing 81% interest) to the sellers in respect of the consideration payable to them for the acquisition of the subsidiary.

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

(i) The following table summarized the Group's operations for the six months ended June 30, 2002 and 2001 analyzed into air, sea and land forwarding services:

Air Forwarding	Sea Forwarding	Land Forwarding	Total
	2002	2001	2002	2001	2002	2001	2002	2001
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	9,443,007	3,611,650	4,097,192	1,550,538	5,936	58,555	13,546,135	5,220,743

Cost of forwarding	(7,849,712)	(2,721,311)	(3,381,663)	(1,189,043)	(13,393)	(43,360)	(11,244,768)	(3,953,714)

Depreciation and amortization	(98,546))	(18,229)	(29,665)	(16,446)	(3,793)	(9,295)	(132,004))	(43,970)

Interest expenses	(17,449)	-	-	-	(771)	(4,972)	(18,220)	(4,972)

Other segment expenses attributable to segment	(619,934)	(307,495)	(251,073)	(119,781)	(13,056)	(40,821)	(884,063)	(468,097)

Taxation	(95,310)	(27,596)	22,759	(11,847)	-	-	(72,551)	(39,443)

Segment income (loss)	762,056	537,019	457,550	213,421	(25,077)	(39,893)	1,194,529	710,547
Net other unallocated expenses							(1,013,105)	(503,471)

Net income							181,424	207,076

Goodwill	2,010,145	4,605	670,048	-	-	-	2,680,193	4,605
Intangible asset, net	2,073,500	-	691,167	-	-	-	2,764,667	-
Other assets	6,868,428	4,272,949	2,235,241	1,354,879	1,342	67,180	9,105,011	5,695,008

Total assets	10,952,073	4,277,554	3,596,456	1,354,879	1,342	67,180	14,549,871	5,699,613

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Segment Information (continue)

(a) Business segments (continue)

(ii) The following table summarized the selected segment data for the three months ended June 30, 2002 and 2001 (unaudited):

Air Forwarding	Sea Forwarding	Land Forwarding	Total
	2002	2001	2002	2001	2002	2001	2002	2001
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	7,335,080	2,001,211	3,234,184	865,728	-	29,194	10,569,264	2,896,133

Cost of forwarding	(6,087,934)	(1,515,064)	(2,808,127)	(666,827)	-	(22,927)	(8,896,061)	(2,204,818)

Depreciation and amortization	(87,287)	(11,468)	(27,608)	(8,975)	-	(3,793)	(114,895)	(24,236)

Interest expenses	(11,475)	-	-	-	-	(1,542)	(11,475)	(1,542)

Other segment expenses attributable to segment	(440,176)	(166,213)	(145,435)	(64,730)	-	(11,777)	(585,611)	(242,720)

Taxation	(90,049)	(15,348)	22,759	(6,640)	-	-	(67,290)	(21,988)

Segment income (loss)	618,159	293,118	275,773	118,556	-	(10,845)	893,932	400,829
Net other unallocated expenses							(693,678)	(285,392)

Net income							200,254	115,437

Goodwill	2,010,145	4,605	670,048	-	-	-	2,680,193	4,605
Intangible asset, net	2,073,500	-	691,167	-	-	-	2,764,667	-
Other assets	6,868,428	4,272,949	2,235,241	1,354,879	1,342	67,180	9,105,011	5,695,008

Total assets	10,952,073	4,277,554	3,596,456	1,354,879	1,342	67,180	14,549,871	5,699,613

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Segment Information (continue)

(b) Geographical segments

The table below summarized the Group's turnover for the six months and three months ended June 30, 2001 and 2000 analyzed into geographical locations:

(unaudited) Six months ended June 30,	(unaudited) Three months ended June 30,
	2002	2001	2002	2001
	US$	US$	US$	US$

Turnover

* IATA Area 1	4,707,682	2,228,627	2,599,282	1,291,903
* IATA Area 2	1,278,074	20,269	1,115,208	11,561
* IATA Area 3	7,560,379	2,971,847	6,854,774	1,592,669

TOTAL	13,546,135	5,220,743	10,569,264	2,896,133

(unaudited) As of June 30, 2002	(unaudited) As of June 30, 2001
	Trade receivables	Other assets	Total assets	Trade receivables	Other assets	Total assets
	US$	US$	US$	US$	US$	US$

Assets
*IATA Area 1	3,410,465	5,991,081	9,401,546	1,642,621	-	1,642,621
*IATA Area 2	160,720	-	160,720	6,742	-	6,742
*IATA Area 3	883,534	4,104071	4,987,605	720,866	3,329,384	4,050,250

TOTAL	4,454,719	10,095,152	14,549,871	2,370,229	3,329,384	5,699,613

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

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Related Party Transactions

During the six months and three months ended June 30, 2002 and 2001, the Group had the following balances and transactions with related parties:

(unaudited) Six months ended June 30,	(unaudited) Three months ended June 30,
	2002	2001	2002	2001
	US$	US$	US$	US$
Acquisition of a subsidiary from a director: -total consideration -consideration payable	1,430,000 600,000	- -	1,430,000 600,000	- -
Proceeds from disposal of a subsidiary to a company controlled by the director of the Company	-	150,000	-	150,000

Loan to a company controlled by the director of the Company	115,385	115,385	115,385	-
Payment of freight cost to companies controlled by directors of the Company	(31,303)	(36,736)	(19,644)	(21,632)
Received freight income from companies controlled by directors of the Company	1,934	103,132	1,875	102,764
Received interest income from a company controlled by directors of the Company	3,462	3,047	1,731	1,731

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

(d) As of June 30, 2002, the balance due to a director from the Group amounting to $104,557 is unsecured, interest-free and has no fixed repayment terms. The consideration payable to another director on acquisition of a subsidiary, after netting off a loan receivable of $73,436 due from him to that subsidiary, is $526,524, which is secured by the subsidiary's 40.5% shares, interest-free and repayable in 4 quarterly installments pursuant to the stock purchase agreement.

(e) As of June 30, 2002, general banking and loan facilities granted by various bankers to the Group were secured by directors' personal guarantees amounting to $4,272,814.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Disposal of a subsidiary

On April 2, 2002, the Group disposed of its 100% controlling interest in Sparkle Shipping, Godown, Wharf & Transp. Co. Limited at a consideration of US$589,744 to a third party.

US$
Net assets disposed:
Property, plant and equipment	24,667
Trade and other receivables	495,650
Due from director	299,869
Deferred taxes	10,202
Cash at banks	95,596
Trade and other payables	(230,511)
Due to fellow subsidiaries	(117,119)

578,354

Proceed on disposal	589,744

Gain on disposal	11,390

US$

Cash proceeds	58,974
Cash and cash equivalents disposed of	(95,596)

Net outflow of cash and cash equivalents in respect of the disposal of subsidiary	(36,622)

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

The transaction was recorded using the purchase method of accounting. The results of operations for Airgate are included in the consolidated financial statement since the date of acquisition. Assets and liabilities were recorded based on fair values. The cost of purchased businesses in excess of net identified tangible and intangible assets acquired (goodwill) is accounted for under the provisions of FASB Statement No. 142 'Goodwill and Other Intangible Assets'.

Goodwill represents the excess of the acquisition cost over the current fair value of identifiable Airgate assets at the time of purchase. These identified net assets include (i) a non-contractual customer relationship intangible asset of $2,860,000 that is recorded at cost and will be amortized on a straight-line basis over its estimated useful life of 5 years and (ii) a net deferred tax liability of $572,000.

The following tables disclose: a) unaudited condensed consolidated balance sheet of Airgate as of April 30, 2002 prior to the acquisition and b) the calculation of goodwill:

a) Unaudited condensed consolidated balance sheet as of April 30, 2002 prior to the acquisition

Airgate International Corporation

Assets	$
Current assets
Trade receivables	2,210,292
Deposits, prepayment and other debtors	34,951
Due from directors	164,440

Total current assets	2,409,683

Property, plant and equipment, net	86,945

Total assets	2,496,628

Liabilities and stockholders' deficit
Current liabilities
Bank overdraft	13,618
Trade payables	4,102,494
Accrued charges and other creditors	233,008
Note payable	155,701

Total liabilities	4,504,821

Stockholders' deficit
Common stock with no par value	20,000
Additional paid-in capital	116,200
Accumulated losses	(2,144,393)

Total stockholders' deficit	(2,008,193)

Total liabilities and stockholders' deficit	2,496,628

b) Calculation of goodwill

$

Total acquisition cost	2,960,000

Net current liabilities	(2,095,138)
Property, plant and equipment, net	86,945

Net liabilities acquired	(2,008,193)

Non-contractual customer relationship intangible asset acquired	2,860,000
Deferred tax liability	(572,000)

Other identified net assets acquired	2,288,000

Goodwill	2,680,193

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements, which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

BUSINESS SEGMENT OPERATING RESULTS

Our total revenue for the three-month period ended June 30, 2002 increased 264.94% as compared with the three-month period ended June 30, 2001, from US$2,896,133 in 2001 to US$10,569,264 in 2002. The increase in revenue was primarily due to the combination of Airgate revenue for the month of May and June 2002, excluding the inter-company transactions among the group companies. The revenue of AGI Group for this quarter was US$4,890,865, while the revenue of Airgate was US$7,213,164. The inter-company transactions between AGI Group and Airgate which are excluded from total revenue were US$1,534,765. Other factors which helped to increase revenues are that AGI entered new markets in U.A.E., Japan, Singapore, Australia and Thailand, and established relationships with new customers. In addition, there were increased prepaid shipments within the period. During the period, our cost of forwarding increased 303.48%, from US$2,204,818 in 2001 to US$8,896,061 in 2002, also mainly due to the combination of Airgate freight costs for the months of May and June 2002. Gross margin for the period decreased from 23.87% in 2001 to 15.83% in 2002 and gross profit (revenue minus cost of forwarding) for the period increased 142.03%, from US$691,315 in 2001, to US$1,673,203 in 2002. Overall, the Company had a net income of US$220,254 for the period, compared to net income of US$115,437 during the same period of 2001.

The results of operations for each segment are as follows.

Airfreight operation: Revenue from airfreight operations increased 266.53% from US$2,001,211 in 2001 to US$7,335,080 in 2002. Airfreight revenue for AGI Group was US$3,832,071, while airfreight revenue for Airgate was US$4,868,293. Excluded inter-company transactions totalled US$1,365,284. The volume of airfreight shipments was improved in 2002 compared with 2001. Our main customer base is in the garment industry, which prefers airfreight to sea freight transportation. The inventory levels in the US were low in the first half of 2002, and as a result, demand for urgent shipments increased, especially from the garment industry. The tonnage increase caused the demand for shipment space to increase as well which led to a rise in the cost of buying space. However, rate adjustments to clients were limited to moderate levels since customers were reluctant to absorb the whole magnitude of the rate increase. Costs for the airfreight forwarding operation increased 301.83% from US$1,515,064 in 2001 to US$6,087,934 in 2002. Airfreight cost for AGI Group was US$3,143,553, while airfreight costs for Airgate were US$4,265,523. Excluded inter-company costs totalled US$1,321,142. As a result, the profit margin was cut. The gross profit margin decreased from 24.29% in 2001 to 17% in 2002. However, as a result of increased volume, there was an overall increase in gross profit of US$760,999, representing an increase of 156.54%.

Total segment overhead attributable to the airfreight operation increased from US$193,029 in 2001 to US$634,242 in 2002. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased 111% for the period, from US$293,118 in 2001 to US$618,159 in 2002. The increase in net income was mainly the result of the combination of Airgate's business and the improvement in the operating results of AGI Group.

Sea freight operation: Revenue from sea freight operations increased 273.58% to US$3,234,184 in 2002 from US$865,728 in 2001. Sea freight revenue for AGI Group was US$1,058,794, while sea freight revenue for Airgate was US$2,344,871, and inter-company transactions were US$169,481. This increase in revenue for the quarter was primarily due to the new customers we acquired in the new markets we entered. In addition, profitable loose freight consolidation shipments to Australia and US were increased in this quarter. Costs for the sea freight forwarding operation increased 321.11% from US$666,827 in 2001 to US$2,808,127 in 2002. Sea freight cost for AGI Group was US$781,118, while costs for Airgate were US$2,133,850, and the excluded inter-company costs were US$106,841. As a result, the profit margin was cut. The gross profit margin decreased from 22.97% to 13.17%. However, as a result of increased volume, there was an overall increase in gross profit of US$227,156, representing an increase of 114.21%.

Total segment overhead attributable to the sea freight operation was increased by 143.7%, from US$80,345 in 2001 to US$195,802 in 2002. Overall net income for sea freight operation increased 178.38%, from US$118,556 in 2001 to US$275,773 in 2002. The increase in net income was mainly the result of the increase in business from Airgate's operations and the improvement in the result of AGI Group.

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

DEPRECIATION AND AMORTIZATION

There was a significant increase in depreciation and amortization expense attributable to the amortization of an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002. We recorded this asset at cost ($2,860,000) and it is being amortized on a straight line basis over a period of 5 years. During the quarter ended June 30, 2002, the amortization expense for this intangible asset was $ 95,333.

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

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

BUSINESS SEGMENT OPERATING RESULTS

Our total revenue for the six-month period ended June 30, 2002 increased 159.47% as compared with the six-month period ended June 30, 2001, from US$5,220,743 in 2001 to US$13,546,135 in 2002. The increase in revenue was due to the tonnage increase and the combination of Airgate beginning in May 2002. The revenue of AGI Group for this period was US$7,867,735, while the revenue of Airgate was US$7,213,164, and the inter-company transactions between AGI Group and Airgate totalled US$1,534,764. The Company entered new markets in U.A.E., Japan, Singapore, Australia and Thailand and established relationships with new customers. In addition, there were increased prepaid shipments within the period. During the period, our cost of forwarding increased 184.41%, from US$3,953,714 in 2001 to US$11,244,767 in 2002, also mainly due to the combination of Airgate freight costs for the months of May and June 2002. Gross margin for the period decreased from 24.27% in 2001 to 16.99% in 2002 and gross profit (revenue minus cost of forwarding) for the period increased 86.66%, from US$1,267,029 in 2001, to US$2,301,368 in 2002. The overall results for the six-month period ended June 30, 2002 reflected a net income of US$181,424, compared to net income of US$207,076 for the six month period ended June 30, 2001.

The results of operations for each segment are as follows.

Airfreight operation: Revenue from airfreight operations increased 161.46% from US$3,611,650 in 2001 to US$9,443,007 in 2002. Airfreight revenue for AGI Group was US$5,939,997, while airfreight revenue for Airgate was US$4,868,293, and excluded inter-company transactions totaled US$1,365,283. The volumes and the sell rates of airfreight were improved in 2002 compared with 2001. Our main customer base is in the garment industry which prefers airfreight to sea freight transportation. The inventory levels in the US were low in the first half year of 2002, and as a result, the demand for urgent shipments increased, especially from the garment industry. The tonnage increase caused the demand for shipment space to increase as well which led to a rise in the cost of buying space. Costs for the airfreight forwarding operation increased 188.45% from US$2,721,311 in 2001 to US$7,849,712 in 2002. Although the gross profit margin decreased from 24.65% to 16.87%, as a result of increased volume, there was a 78.95% increase in gross profit, from US$890,339 in 2001 to US$1,593,295 in 2002.

Total segment overhead attributable to the airfreight operation increased 135.27% from US$353,320 in 2001 to US$831,239 in 2002. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased 41.9% for the period, from US$537,019 in 2001 to US$762,056 in 2002. The increase in net income was mainly the result of the combination of Airgate's business operations and the improvement in the results of AGI Group.

Sea freight operation: Revenue from sea freight operations increased 164.24% to US$4,097,192 in 2002 from US$1,550,538 in 2001. Sea freight revenue for AGI Group was US$1,921,801, while sea freight revenue for Airgate totaled US$2,344,871, and inter-company transactions totaled US$169,480. This increase in revenue for the period was primarily due to revenues received from new customers in new markets we entered. Profitable loose freight consolidation shipments to Australia and US were increased in this period. Costs for the sea freight forwarding operation increased 184.4% from US$1,189,043 in 2001 to US$3,381,663 in 2002. Sea freight cost for AGI Group was US$1,354,654, while it was US$2,133,850 for Airgate, and inter-company costs were US$106,841. There was an abundant supply of space, especially to the US West Coast. During the period the gross margin decreased from 23.31% to 17.46%, but gross profit increased 97.9%, from US$361,495 in 2001 to US$715,529 in 2002, primarily as a result of increased volume.

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from US$95,571 in 2001 to US$198,226 in 2002. The increase in depreciation expense was attributable to additional property, plant and equipment acquired from April 2001 onwards. The largest amounts expended for property, plant and equipment were for the decoration of offices, design of the I.T. system, and purchases of computer hardware and software.

There was a significant increase in depreciation and amortization expense attributable to an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002. We recorded this asset at cost ($2,860,000) and it is being amortized on a straight line basis over a period of 5 years. During the period ended June 30, 2002, the amortization expense for this intangible asset was $95,333.

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

Cash provided by operating activities for the period ended June 30, 2002 was US$404,952, as compared to the cash outflow from operating activities of US$5,211 for the period ended June 30, 2001. The cash outflow in the first six-month period of 2002 was primarily the result of a combination of two factors. During the period we made prompt payment of monies owed to our vendors (accounts payable). This is reflected in the fact that during the period we reduced our outstanding accounts payable by US$196,622, as compared to outstanding accounts payable as of June 30, 2001.

Net cash used in investing activities was US$349,297 in 2002, as compared to net cash used in investing activities of US$317,792 during the year of 2001. The most significant investing transaction was the acquisition of an 81% interest in Airgate on April 30, 2002, for installment payment of US$313,618.

Net cash used in financing activities was US$1,289,062 in the first six-month period of 2001, as compared to US$392,213 for the period of 2002. Additional amounts totalling US$667,856 and US$1,387,294 were pledged to commercial banks as restricted cash during the periods ended June 30, 2002 and 2001, respectively. The cash pledges were made as security in exchange for various banking facilities granted. There were also bank overdrafts withdrawn from our bankers amounting to US$836,999.

We had cash and cash equivalents on hand of US$841,472 at the beginning of 2002, as compared to cash and cash equivalents on hand of US$2,345,816 at the beginning of 2001. We had an overall decrease of US$1,504,344 of cash and cash equivalents on hand as of the end of the second quarter of 2002, and we had a total of US$506,960 of cash and cash equivalents on hand as of June 30, 2002, as compared to US$730,139 as of June 30,2001. Management intends to rely primarily on cash flow from operations for short-term liquidity, and believes that we have adequate liquidity to satisfy our cash needs for the twelve months following June 30, 2002.

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

8. After the September 11 terrorist attacks in ther US, airlines charged additional costs, such as fuel surcharges, insurance surcharges and war risk surcharges. As a result, transportation costs for shippers and consignees have increased, because we pass most of these additional costs through to freight payers. This reduces the shipping incentive of customers, and results in an increase in the rate of order cancellation.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(b) Exhibits 99.1 and 99.2, CEO AND CFO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(c) One report on Form 8-K was filed during the quarter ended June 2002. The report was dated April 30, 2002, and was filed to report the acquisition of an 81% interest in Airgate International Corporation. This report on Form 8-K did not contain any financial statements.

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

Date: June 17, 2003

CERTIFICATION

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

Date: June 17, 2003	By:/S/ SCOTT TURNER Scott Turner, President and Director

CERTIFICATION

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

Date: June 17 , 2003	By:/S/ ALFRED LAM Alfred Lam, Chairman and Treasurer

Exhibit 99.1

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacific CMA, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott Turner, President and a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ SCOTT TURNER

Scott Turner, President and Director

Date: June 17, 2003

Exhibit 99.2

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacific CMA, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alfred Lam, Chairman, Treasurer, and a Director, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ ALFRED LAM

Alfred Lam, Chairman, Treasurer and Director

Date: June 17, 2003