Form 10QSB/A
period 2002-09-30
PACIFIC CMA INC
filed 2003-06-17
CIK 1071775

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

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended September 30, 2002, to reflect the restatement of our Condensed Consolidated Financial Statements for that period. As described below in Note 1 to our Condensed Consolidated Financial Statements, based upon a review of applicable accounting rules and interpretations, we have decided to restate certain previously issued financial statements. The financial statements being restated include those for the second and third quarters of 2002, the full year of 2002 and the first quarter of 2003.

The restatement is attributable only to the recognition of a non-contractual customer relationship intangible asset at April 30, 2002, the date of acquisition of Airgate International Corporation ("Airgate"), as well as its corresponding amortization charges and tax benefits. The restatement decreased our net income for the nine-month period ended September 30, 2002, by $154,028, from $722,850, or $0.03 per share, as originally reported, to $568,822, or $0.03 per share. As a result, the restatement also reduced our retained earnings as of September 30, 2002, by $154,028. Operating expenses and provision for income taxes for the period ended September 30, 2002 have also been restated in the accompanying financial statements.

Any items included in the original report on Form 10-QSB for the period ended September 30, 2002, that are not included herein are not amended and remain in effect as of the date of the original filing thereof. Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

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

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

PACIFIC CMA, INC.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	September 30, 2002	December 31, 2001
	$	$
ASSETS

Current assets
Cash and cash equivalents	598,031	841,472
Restricted cash	2,509,618	1,450,896
Trade receivables	6,411,578	3,217,839
Deposits, prepayments and other	1,401,083	414,476
Loans receivable	407,846	435,385
Tax refundable	-	24,453

Total current assets	11,328,156	6,384,521

Property, plant and equipment, net	329,595	305,679
Goodwill	2,683,768	4,605
Intangible asset, net	2,621,667	-
Deferred tax asset	2,613	12,815
Loan receivable	89,484	-

Total assets	17,055,283	6,707,620

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	September 30, 2002	December 31, 2001
	$	$
LIABILIITES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdrafts	973,480	-
Trade payables	7,970,389	2,683,250
Accrued charges and other creditors	209,781	182,880
Due to directors	676,232	3,675
Obligations under finance leases	47,828	33,548
Debt maturing within one year	511,082	232,667
Tax payable	79,495	-

Total current liabilities	10,468,287	3,136,020
Obligations under finance leases	-	19,961
Deferred tax liability	748,960	-
Due to a director	150,000	-
Debt maturing over one year	150,000	-

Total liabilities	11,517,247	3,155,981

Stockholders' equity
Common stock with no par value	51,165	51,165
Additional paid-in capital	3,204,293	1,786,718
Other comprehensive loss	(8,325)	(8,325)
Retained earnings	2,290,903	1,722,081

Total stockholders' equity	5,538,036	3,551,639

Total liabilities and stockholders' equity	17,055,283	6,707,620

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

(Unaudited) Nine months ended September 30,	(Unaudited) Three months ended September 30,
	2002	2001	2002	2001
	$	$	$	$

Freight forwarding income	31,039,968	8,743,810	17,493,832	3,523,067

Operating expenses
Cost of forwarding	(25,963,970)	(6,855,183)	(14,719,203)	(2,901,472)
Selling and administrative expenses	(3,843,125)	(1,560,963)	(1,966,707)	(586,540)
Depreciation and amortization	(389,169)	(148,861)	(190,943)	(53,291)

Total operating expenses	(30,196,264)	(8,565,007)	(16,876,853)	(3,541,303)

Income (loss) from operations	843,704	178,803	616,979	(18,236)

Non-operating income
Net gain on disposal of a subsidiary	11,390	19,280	-	-
Interest and other income	96,179	49,725	42,646	13,976
Interest expense	(61,020)	(7,439)	(23,347)	(1,890)

Net non-operating income	46,549	61,566	19,299	12,086

Income (loss) before income taxes	890,253	240,369	636,278	(6,150)

Provision for income taxes	(321,431)	(60,717)	(248,880)	(21,274)

Net income (loss)	568,822	179,652	387,398	(27,424)

Other comprehensive (loss) income
Foreign currency translation adjustments	-	(5,395)	-	17

Comprehensive income (loss)	568,822	174,257	387,398	(27,407)

Net income per share

Weighted average number of shares outstanding
Basic	21,240,636	20,808,998	22,198,312	20,990,691

Diluted	21,364,867	21,008,998	22,322,543	21,190,691

Net income (loss) per share of common stock Basic and Diluted	0.03	0.01	0.02	(0.01)

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

(unaudited) September 30, 2002	(unaudited) September 30, 2001
$	$
Cash flows from operating activities:
Net income	568,822	179,652
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation and amortization	389,169	148,861
Loss on disposal of property, plant and equipment	6,773	15,040
Net gain on disposal of a subsidiary	(11,390)	(19,280)
Compensation cost	57,575	31,680
Changes in working capital:
Tax refundable	24,453	754
Deposits received	-	(12,363)
Accounts receivable	(1,295,696)	(74,057)
Deposits, prepayments and other	(727,173)	(177,193)
Deferred taxes	276,638	(31,048)
Accounts payable	1,454,337	(715,652)
Accrued charges and other creditors	(185,086)	278,574
Bill payable	-	235,021
Tax payable	(20,784)	68,400

Net cash provided by (used in) operating activities	537,638	(71,611)

Cash flows from investing activities:
Loan receivable	28,628	(115,385)
Due from (to) other related parties	-	(604,664)
Acquisition of property, plant and equipment	(129,246)	(170,941)
Disposal of a subsidiary	29,724	149,888
Sales proceeds from disposal of property, plant and equipment	15,000	14,668
Acquisition of a subsidiary	(313,618)	-
Net cash used in investing activities	(369,512)	(726,434)

Cash flows from financing activities:
Restricted cash	(1,058,722)	(1,546,996)

Inception of new hire purchase contracts	28,205	62,821
Capital element of hire purchase payments	(24,003)	(55,841)
Advance to a director	(159,147)	(115,248)
Repayment of unsecured bank loan	-	(14,102)
Inception of other loans	40,027	-
Capital element of other loan payments	(211,612)	-
Bank overdrafts	973,480	175,434
Additional paid-in capital	-	123,325
Unsecured bank loan	-	89,744

Net cash used in financing activities	(411,772)	(1,280,863)

Net decrease in cash and cash equivalents	(243,646)	(2,078,908)
Exchange difference	205	(8,353)
Cash and cash equivalents at beginning of period	841,472	2,345,816

Cash and cash equivalents at end of period	598,031	258,555

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

The restatement is attributable only to the recognition of a non-contractual customer relationship, its amortization charges as well as the corresponding tax benefits. The restatement decreased the Group's 2002 first three quarters' net income by $154,028 from $722,850 or $0.03 per share, as originally reported, to $568,822 or $0.03 per share. As a result, the restatement reduced the Group's retained earnings by $154,028 from $2,444,931 as originally reported, to $2,290,903. Operating expenses and provision for income taxes for the 2002 third and first three quarters presented herein have been restated.

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

The components of total comprehensive income for the nine months and three months ended September 30, 2002 and 2001 are presented in the following table:

(Unaudited) nine months ended September 30,	(Unaudited) three months ended September 30,
	2002	2001	2002	2001
	$	$	$	$

Net income (loss)	568,822	179,652	387,398	(27,424)
Other comprehensive income (loss)
Foreign currency translation adjustments	-	(5,395)	-	17

Comprehensive income (loss)	568,822	174,257	387,398	(27,407)

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share

(unaudited) Nine Months Ended September 30,	(unaudited) Three Months Ended September 30,
2002	2001	2002	2001
Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	$		$	$		$	$		$	$		$

Net Income (loss)	568,822			179,652			387,398			(27,424)

Basic EPS
Income (loss) available to common stockholders	568,822	21,240,636	0.03	179,652	20,808,998	0.01	387,398	22,198,312	0.02	(27,424)	20,990,691	(0.01)

Effect of dilutive securities
Stock options	-	124,231		735	200,000		-	124,231		245	200,000

Diluted EPS
Income (loss) available to common stockholders and assumed conversions	568,822	21,364,867	0.03	180,387	21,008,998	0.01	387,398	22,322,543	0.02	(27,179)	21,190,691	(0.01)

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

As of September 30, 2002, the Company's issued and outstanding capital stock comprised of 22,089,950 shares of common stock and no shares of preferred stock.

Note 6. Pledge of Assets

At balance sheet date, the Group had pledged the following assets:

(a) Restricted cash deposits of $2,529,618 in respect of general banking facilities granted by bankers.

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

(i) The following table summarized the Group's operations for the nine months ended September 30, 2002 and 2001 analyzed into air, sea and land forwarding services:

Air Forwarding	Sea Forwarding	Land Forwarding	Total
	2002	2001	2002	2001	2002	2001	2002	2001
	$	$	$	$	$	$	$	$

Turnover	20,322,755	5,924,828	10,711,276	2,728,836	5,937	90,146	31,039,968	8,743,810

Cost of forwarding	(16,924,214)	(4,639,668)	(9,026,363)	(2,141,185)	(13,393)	(74,330)	(25,963,970)	(6,855,183)

Depreciation and amortization	(218,855)	(29,742)	(69,638)	(21,562)	(3,793)	(13,088)	(292,286)	(64,392)

Interest expense	(57,349)	(7,439)	(2,900)	-	(771)	-	(61,020)	(7,439)

Other segment expenses attributable to segment	(1,207,060)	(498,111)	(537,210)	(194,029)	(13,057)	(53,797)	(1,757,327)	(745,937)

Taxation	(203,934)	(42,255)	(117,497)	(19,462)	-	-	(321,431)	(61,717)

Segment income (loss)	1,711,343	707,613	957,668	352,598	(25,077)	(51,069)	2,643,934	1,009,142
Net other unallocated expenses							(2,075,112)	(829,490)

Net income							568,822	179,652

Goodwill	2,012,826	4,988	670,942	-		-	2,683,768	4,988
Intangible asset, net	1,966,250	-	655,417			-	2,621,667	-
Other assets	8,894,235	4,547,238	2,855,596	1,644,324	17	135,120	11,749,848	6,326,682

Total assets	12,873,311	4,552,226	4,181,955	1,644,324	17	135,120	17,055,283	6,331,670

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Segment Information (continue)

(a) Business segments (continue)

(ii) The following table summarized the selected segment data for the three months ended September 30, 2002 and 2001 (unaudited):

Air Forwarding	Sea Forwarding	Land Forwarding	Total
	2002	2001	2002	2001	2002	2001	2002	2001
	$	$	$	$	$	$	$	$

Turnover	10,879,425	2,313,179	6, 614,407	1,178,298	-	31,590	17,493,832	3,523,067

Cost of forwarding	(9,084,972)	(1,918,357)	(5,634,231)	(952,144)	-	(30,971)	(14,719,203)	(2,901,472)

Depreciation and amortization	(120,463)	(11,513)	(39,819)	(5,116)	-	(3,793)	(160,282)	(20,422)

Interest expense	(21,817)	(1,890)	(1,530)	-	-	-	(23,347)	(1,890)

Other segment expenses attributable to segment	(602,773)	(196,165)	(286,138)	(74,599)	-	(12,976)	(888,911)	(283,740)

Taxation	(163,120)	(14,094)	(85,760)	(7,180)	-	-	(248,880)	(21,274)

Segment income (loss)	886,280	171,160	566,929	139,259	-	(16,150)	1,453,209	294,269
Net other unallocated expenses							(1,065,811)	(321,693)

Net income							387,398	(27,424)

Goodwill	2,012,826	4,988	670,942	-		-	2,683,768	4,988
Intangible asset, net	1,966,250	-	655,417	-		-	2,621,667	-
Other assets	8,894,235	4,547,238	2,855,596	1,644,324	17	135,120	11,749,848	6,326,682

Total assets	12,873,311	4,552,226	4,181,955	1,644,324	17	135,120	17,055,283	6,331,670

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

(c) Geographical segments

The table below summarized the Group's turnover for the nine months and three months ended September 30, 2002 and 2001 analyzed into geographical locations:

(unaudited) Nine months ended September 30,	(unaudited) Three months ended September 30,
	2002	2001	2002	2001
	$	$	$	$

Turnover

* IATA Area 1	7,415,113	3,537,447	2,632,916	1,308,820
* IATA Area 2	2,772,636	45,832	1,492,817	25,562
* IATA Area 3	20,852,219	5,160,531	13,368,099	2,188,685

TOTAL	31,039,968	8,743,810	17,493,832	3,523,067

(unaudited) As of September 30, 2002	(unaudited) As of September 30, 2001
	Trade receivables	Other assets (including goodwill)	Total assets	Trade receivables	Other assets (including goodwill)	Total assets
	$	$	$	$	$	$

Assets
*IATA Area 1	5,079,368	5,479,453	10,558,821	1,679,807	-	1,679,807
*IATA Area 2	99,151	-	99,151	18,904	-	18,904
*IATA Area 3	1,233,059	5,164,252	6,397,311	1,127,870	3,505,089	4,632,959

TOTAL	6,411,578	10,643,705	17,055,283	2,826,581	3,505,089	6,331,670

Note 7. Segment Information (continue)

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

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Related Party Transactions

During the nine months and three months ended September 30, 2002 and 2001, the Group had the following balances and transactions with related parties:

(unaudited) Nine months ended September 30,	(unaudited) Three months ended September 30,
	2002	2001	2002	2001
	$	$	$	$
Acquisition of a subsidiary from a director: -total consideration -consideration payable	1,430,000 600,000	- -	- 600,000	- -
Proceeds from disposal of a subsidiary to a company controlled by the director of the Company	-	150,000	-	-
Loan to a company controlled by the director of the Company	103,846	115,385	103,846	-
Payment of freight cost to companies controlled by directors of the Company	71,014	53,432	39,712	16,716
Received freight income from companies controlled by directors of the Company	1,934	109,078	-	5,947
Received interest income from a company controlled by directors of the Company	5,192	4,777	1,731	1,731

(a) As of December 31, 2001 and September 30, 2002, the Company's directors have beneficial interests in the Company and all the aforementioned related parties.

(b) Loan to a related company amounting to $103,846 as of September 30, 2002 is unsecured, bears interest at 6% p.a. and has no fixed repayment terms.

(c) As of September 30, 2002, the balance due to a director from the Group amounting to $299,008 is unsecured, interest-free and has no fixed repayment terms. The consideration payable to another director on acquisition of a subsidiary, after netting off a loan receivable of $72,776 due from him to that subsidiary, is $527,224, which is secured by the subsidiary's 40.5% shares, interest-free and repayable in 4 quarterly installments pursuant to the stock purchase agreement.

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

After received $58,974, 10% of total purchase price, the remaining purchase price is paid in two ways: (1) $265,385 is paid /will be payable in four quarterly installments of $66,346 commencing from July 1, 2002 and (2) $265,385 will be payable by two equal installments within last two quarters of 2003.

Sparkle was principally engaged in business activities of feeder voyages and trucking operations along Jujiang Delta Area of Mainland China while its trucking operations were immaterial to the Group's overall business. Recently, Sparkle was affected by business environmental changes in this region and was forced to purchase its own feeders and trucks in order to continue its operation. As the Company acts as a Non-Asset Based freight-forwarding provider, Sparkle was disposed of in order to be consistent with the Company's strategic plan. After the disposal of Sparkle, its sea forwarding operations were handled by other subsidiaries of the Company through their agents in Mainland China. Therefore, in accordance with SFAS 144, paragraph 42, the disposition of Sparkle was not deemded to be a discontinued operation.

In connection with this transaction, the Company recognized a gain of $11,390.

$
Net assets disposed:
Property, plant and equipment	24,667
Trade and other receivables	495,650
Due from director	299,869
Deferred taxes	10,202
Cash at banks	95,596
Trade and other payables	(230,511)
Due to fellow subsidiaries	(117,119)

578,354

Selling prices	589,744

Gain on disposal	11,390

$

Cash proceeds	125,320
Cash and cash equivalents disposed of	(95,596)

Net inflow of cash and cash equivalents in respect of the disposal of subsidiary	29,724

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

The following tables disclose: a) unaudited condensed consolidated balance sheet of Airgate as of April 30, 2002 prior to the acquisition , b) the calculation of goodwill and c) the cash payments made for the acquisition during the year:

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Acquisition of a subsidiary (Continued)

a) Unaudited condensed consolidated balance sheet as of April 30, 2002 prior to the acquisition

Airgate International Corporation

Assets	$
Current assets
Trade receivables	2,210,292
Deposits, prepayment and other debtors	34,951
Due from directors	164,440

Total current assets	2,409,683

Property, plant and equipment, net	86,945

Total assets	2,496,628

Liabilities and stockholders' deficit
Current liabilities
Bank overdraft	13,618
Trade payables	4,106,069
Accrued charges and other creditors	233,008
Note payable	155,701

Total liabilities	4,508,396

Stockholders' deficit
Common stock with no par value	20,000
Additional paid-in capital	116,200
Accumulated losses	(2,147,968)

Total stockholders' deficit	(2,011,768)

Total liabilities and stockholders' deficit	2,496,628

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Acquisition of a subsidiary (Continued)

b) Calculation of goodwill

$

Total acquisition cost	2,960,000

Net current liabilities	(2,098,713)
Property, plant and equipment, net	86,945

Net liabilities acquired	(2,011,768)

Non-contractual customer relationship intangible asset acquired	2,860,000
Deferred tax liability	(572,000)

Other identified net assets acquired	2,288,000

Goodwill	2,683,768

c) Cash payment made during the third quarter

$

Initial cash paid	300,000
Bank overdraft acquired	13,618

Cash outflow from the acquisition of Airgate	313,618

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

Valuing long-lived assets, intangible and goodwill

We assess the impairment of identifiable long-lived assets, purchased intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying amount may be impaired. Factors that we consider when evaluating for possible impairment include the following:

- significant under-performance relative to expected historical or projected future operating results;

- significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

- significant negative economic trends.

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of an impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. As of September 30, 2002, goodwill approximately $2.68 million, intangible amounted to approximately $2.6 million and long-lived assets, consisting primarily of net property, plant and equipment, totaled $329,595..

 As required by SFAS No. 142, goodwill and intangible assets with indefinite lives are to no longer be amortized, but rather are to be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives be amortized over their respective lives to their estimated residual value and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." On April 30, 2002, we acquired 81% of the common stock of Airgate International Corporation. As required by SFAS No. 142, we allocated the purchase price to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition. We recorded $2.86 million of intangible assets with finite lives (customer relationships) and $2.68 million in goodwill associated with this acquisition. The intangible customer relationships asset is amortized over a period of five years while goodwill is not amortized, but rather is tested annually for impairment. The acquisition was accounted for as a purchase. The results of operation of Airgate are included in our consolidated financial statements from the date of acquisition and its financial condition as of September 30, 2002 is reflected in our condensed consolidated financial statements as of September 30, 2002. All significant inter-company balance and transaction have been eliminated in consolidation.

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

REVENUES

Our revenues for the three and nine months ended September 30, 2002 increased by 396% (approximately $14 million) and 255% (approximately $22.3 million), respectively, from the corresponding periods in the prior year. The increase in revenues on an absolute dollar and percentage basis in the Current Interim Periods was due to the inclusion of approximately $21.4 million in Airgate revenue for May to September 2002 in our operating results, and the increase in AGI's revenues of 50% (approximately $1.8 million) and 50% (approximately $4.4 million), respectively, during the three and nine months ended September 30, 2002 from the corresponding periods in the prior year. AGI's revenues improved during the Current Interim Periods because of higher pricing for Pacific's services (offset as noted below, by higher costs of forwarding) an increase in volume of freight shipped, (and in particular, freight shipped on behalf of garment manufacturers, who increased their shipments in response to low inventory levels of apparel goods at the end of 2001), and to a lesser extent, as a result of entering new markets in Asia, Australia and the Middle East by establishing relationship with agents in such regions. Finally, our revenues have also increased during the Current Interim Periods on a percentage basis in comparison to the Prior Interim Periods because the revenue levels of the Prior Interim Period were lower than anticipated due to generally weak economic conditions.

COST OF FORWARDING

Our cost of forwarding for the three and nine months ended September 30, 2002 increased by 407% (approximately $11.8 million) and 279% (approximately $19.1 million) from the corresponding periods in the prior year. The increase in cost of forwarding for the Current Interim Periods in absolute dollars and percentages is due to the inclusion of Airgate's cost of forwarding for May to September 2002 and, as noted below, to increases in shipping costs. Cost of forwarding, as a percentage of total revenues, was approximately 84% for the three and nine months ended September 30, 2002, respectively, compared to 82% and 78% for the corresponding periods in the prior year. Cost of forwarding as a percentage of total revenues was higher in the Current Interim Periods than the Prior Interim Periods (i.e. cost of forwarding increased disproportionately more than the increase in our revenues) because of: (a) an increase in shipping rates (which increase was due to the greater volume of goods shipped in these periods resulting in tightening of available shipping resources), which increase we chose not to pass on fully to our customers in order to maintain our competitive position; and (b) the fact that Airgate's cost of revenues as a percentage of total revenues (approximately 89% in prior year) is higher than AGI's (approximately 80% in prior year), which management attributes to greater competition in the United States.

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

DEPRECIATION AND AMORTIZATION

There was a significant increase in depreciation and amortization expense attributable to the amortization of an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002. We recorded this asset at cost ($2,860,000) and it is being amortized on a straight-line basis over a period of 5 years. During the three and nine months ended September 30, 2002, the amortization expense for this asset was $143,000 and $238,333, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $538,000 and approximately $72,000 for the Current Interim Period and the Prior Interim Period, respectively. Cash provided by operating activities was $2.2 million in the Current Interim Period and $958,000 in the Prior Interim Period. The increase in cash provided by operating activities in the Current Interim Period from the Prior Interim Period was primarily the result of the fact that net income was approximately $389,000 greater in the Current Interim Period than the Prior Interim Period and the deferred payments to vendors, results in positive cash flow.

Net cash used in investing activities was approximately $369,,000 and $726,000 for the Current Interim Period and the Prior Interim Period, respectively. The decrease in cash used in investing activities in the Current Interim Period was due principally to the repayment of amounts due to related parties ($0.6 million in the Prior Interim Period) offset by cash used in the acquisition of Airgate ($313,618 in Current Interim Period).

Cash used in financing activities was approximately $412,000 and $1.3 million for the Current Interim Period and the Prior Interim Period, respectively. The decrease in cash used in financing activities in the Current Interim Period as compared to the Prior Interim Period was due principally to the increase of Bank Overdrafts of approximately $798,000.

We had working capital of approximately $860,000 at September 30, 2002, compared to working capital of approximately $3.2 million at December 31, 2001. This decrease in working capital resulted from the approximately $1.5 million of net current liabilities of Airgate we take into account in the acquisition of Airgate and the $900,000 purchase money loan ($450,000 classified as due to directors and $450,000 classified as debt maturing within one year) issued in the Airgate acquisition that becomes payable within twelve months to the original 81% owners of Airgate. We believe that we will be able to rely on cash flow from operations for short-term liquidity and believe that we have adequate liquidity to satisfy our material commitments for the twelve months following September 30, 2002. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs if any.

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

As of September 30, 2002, we have a Business Profit Tax Loan and an Unsecured Bank Loan which together total $61,082. This amount combined with the $450,000 current portion of the loan due to Mr. Zambuto, which is described above, results in a total of $511,082 of debt maturing within one year.

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

(a) CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

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

Date: June 17, 2003	By:/S/ ALFRED LAM Alfred Lam, Chairman and Treasurer

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