Form 10KSB/A
period 2002-12-31
PACIFIC CMA INC
filed 2003-06-17
CIK 1071775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 14, 2003, the Company had 22,423,350 shares outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

EXPLANATORY NOTE

We are filing this Form 10-KSB/A for the fiscal year ended December 31, 2002, to reflect the restatement of our consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. As described below in Note 3 to our Consolidated Financial Statements, based upon a review of applicable accounting rules and interpretations, we have decided to restate certain previously issued financial statements. The financial statements being restated include those for the second and third quarters of 2002, the full year of 2002 and the first quarter of 2003.

The restatement is attributable only to the recognition of a non-contractual customer relationship intangible asset at April 30, 2002, the date of acquisition of Airgate International Corporation ("Airgate"), as well as its corresponding amortization charges and tax benefits. The restatement decreased our net income for the fiscal year ended December 31, 2002, by $352,733, from $1,055,583, or $0.05 per share, as originally reported, to $702,850, or $0.03 per share. As a result, the restatement also reduced our retained earnings as of December 31, 2002, by $352,733. Operating expenses and provision for income taxes for the period ended December 31, 2002 have also been restated in the accompanying financial statements.

Any items included in the original report on Form 10-KSB for the fiscal year ended December 31, 2002, that are not included herein are not amended and remain in effect as of the date of the original filing thereof. Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-KSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

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

Without limiting the generality of the foregoing, words such as "believe", "expect", "intend", "anticipate", "may", "will", "should", "expects", "plans", "anticipates", "estimates", "predicts", "potential", "continue", "projects" or the negative or other variations or comparable terminology or derivatives thereof denote forward-looking statements. These statements are only predictions and by their nature involve substantial risks and uncertainties, many of which are beyond control. Thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under " Risk Factors."

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

Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

Significant negative economic trends.

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of an impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. As of December 31, 2002, goodwill totaled approximately $2.68 million, intangible amounted to approximately $2.4 million and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $361,578.

 As required by SFAS No. 142, goodwill and intangible assets with indefinite lives are to no longer be amortized, but rather are to be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives be amortized over their respective lives to their estimated residual value and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". On April 30, 2002, we acquired 81% of the common stock of Airgate International Corporation, a privately held New York based freight forwarder. As required by SFAS No. 142, we allocated the purchase price to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition. We recorded $2.86 million of intangible assets with finite lives (customer relationships) and $2.68 million in goodwill associated with this acquisition. The intangible customer relationship asset is amortized over a period of five years while goodwill is not amortized, but rather is tested annually for impairment. The acquisition was accounted for as a purchase and the results of operation of Airgate are included in our consolidated financial statements from the date of acquisition and its financial condition as of December 31, 2002 is reflected in our condensed consolidated financial statements as of December 31, 2002. All significant inter-company balance and transaction have been eliminated in consolidation.

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

Gross margin for the year decreased from 19.83% in 2001 to 14.93% in 2002 and gross profit (revenue minus cost of forwarding) for the year increased 188.88%, from $2,734,216 in 2001, to $7,898,663 in 2002. Overall, we realized a net income of $702,850 in 2002 compared to a net income of $174,950 in 2001.

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

Total segment overhead attributable to the airfreight operation increased from $868,696 in 2001 to $2,446,703 in 2002. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased 196.33% for the year, from $1,063,055 in 2001 to $3,150,136 in 2002. The increase in net income was mainly the result of the inclusion of Airgate's business and the improvement in the results of the AGI Group.

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

Total segment overhead attributable to the sea freight operation was increased by 149.74%, from $365,269 in 2001 to $1,000,396 in 2002. Overall net income for the sea freight operation increased 205.12%, from $428,975 in 2001 to $1,308,883 in 2002. The increase in net income was mainly the result of inclusion of Airgate's operations and the improvement in the results of the AGI Group.

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

DEPRECIATION AND AMORTIZATION

There was a significant increase in depreciation and amortization expense in 2002 which is attributable to the amortization of an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002. We recorded this asset at cost ($2,860,000) and it is being amortized on a straight-line basis over a period of 5 years. During the year ended December 31, 2002, the amortization expense for this asset was $381,333.

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

ITEM 7. FINANCIAL STATEMENTS

See following pages.

PACIFIC CMA, INC.

Index to Financial Statements - December 31, 2002 and December 31, 2001

Independent Auditors' Report

Consolidated Statements of Operations

Consolidated Balance Sheet

Consolidated Statements of Stockholders' Equity

Consolidated Statement of Cash Flows

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

As discussed in Note 3 (#) to the Financial Statements, the accompanying consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002 have been restated.

Moores Rowland

Chartered Accountants

Certified Public Accountants

Hong Kong

Date: April 9, 2003, except for Note 3 (#), as to which the date is May 26, 2003

	Note	2002	2001	2000
		$	$	$

Freight forwarding income		52,903,737	13,788,479	14,169,226

Operating expenses
Cost of forwarding		(45,005,074)	(11,054,263)	(11,290,129)
Selling and administrative expenses		(6,151,826)	(2,313,228)	(1,822,369)
Depreciation and amortization		(589,523)	(200,887)	(107,296)

Total operating expenses		(51,746,423)	(13,568,378)	(13,219,794)

Income from operations		1,157,314	220,101	949,432

Non-operating (expense) income
Interest and other income		151,520	68,699	64,725
Interest expense		(96,420)	(24,123)	(5,304)
Gain on disposal of a subsidiary		11,390	19,729	-
Deferred offering cost written off		-	(40,545)	-
Settlement of litigation	1	(257,500)	-	-

Net non-operating (expense) income		(191,010)	23,760	59,421

Income before income taxes		966,304	243,861	1,008,853

Provision for income taxes	6	(263,454)	(68,911)	(167,655)

Net income		702,850	174,950	841,198

Other comprehensive loss
Foreign currency translation adjustments		-	(5,413)	(695)

Comprehensive income		702,850	169,537	840,503

Net income per share	3

Weighted average number of shares outstanding
Basic		21,564,122	20,884,975	18,166,120

Diluted		21,738,188	20,999,828	18,232,787

Net income per share of common stock
- Basic and diluted		$0.03	$0.01	$0.05

The financial statements should be read in conjunction with the accompanying notes.

	Note	2002	2001
		$	$
ASSETS
Current assets
Cash and cash equivalents		441,657	841,472
Restricted cash		2,655,589	1,450,896
Trade receivables, net of allowance for doubtful accounts of $137,290		6,464,141	3,217,839
Deposits, prepayments and other debtors		1,116,007	414,476
Loan receivable	4	249,600	435,385
Deferred tax asset	6	82,350	-
Tax refundable		-	24,453

Total current assets		11,009,344	6,384,521
Property, plant and equipment, net	5	361,578	305,679
Goodwill	1	2,683,768	4,605
Intangible asset, net	1	2,478,667
Deferred tax asset	6	2,613	12,815
Loan receivable	4	66,224	-
Certificate of deposit		50,000	-

Total assets		16,652,194	6,707,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts		742,914	-
Trade payables		7,855,965	2,683,250
Accrued charges and other creditors		509,316	182,880
Due to directors	12	411,667	3,675
Obligations under finance leases	7	38,124	33,548
Debts maturing within one year	8	479,607	232,667
Income tax payable		240,845	-

Total current liabilities		10,278,438	3,136,020
Deferred tax liability	6	580,747	-
Obligations under finance leases	7	37,820	19,961

Total liabilities		10,897,005	3,155,981

Commitments and contingencies	11

Stockholders' equity
Common stock with no par value	1	1,551,865	51,165
Additional paid-in capital		1,786,718	1,786,718
Other comprehensive loss		(8,325)	(8,325)
Retained earnings		2,424,931	1,722,081

Total stockholders' equity		5,755,189	3,551,639

Total liabilities and stockholders' equity		16,652,194	6,707,620

Approved and authorized for issue by the Board of Directors

Alfred Lam	Louisa Chan
Director	Director

The financial statements should be read in conjunction with the accompanying notes.

Ordinary stock	Additional paid-in capital	Other comprehensive loss	Retained earnings	Total
	Number	$	$	$	$	$

Balance as of January 1, 2000	17,000,000	3,400	647,193	(2,217)	705,933	1,354,309
Stockholders' contributions	-	-	1,280,405	-	-	1,280,405
Issue of common stock	3,000,000	600	-	-	-	600
Issue of common stock	400,000	80	39,120	-	-	39,200
Net income	-	-	-	-	841,198	841,198
Translation adjustments	-	-	-	(695)	-	(695)

Balance as of December 31, 2000	20,400,000	4,080	1,966,718	(2,912)	1,547,131	3,515,017
Issue of common stock	533,300	8,250	-	-	-	8,250
Stock grant	215,750	38,835	-	-	-	38,835
Return to treasury	(1,000,000)	-	(180,000)	-	-	(180,000)
Net income	-	-	-	-	174,950	174,950
Translation adjustments	-	-	-	(5,413)	-	(5,413)

Balance as of December 31, 2001	20,149,050	51,165	1,786,718	(8,325)	1,722,081	3,551,639
Issue of common stock on acquisition of subsidiary	1,700,000	1,360,000	-	-	-	1,360,000
Issue of common stock	50,000	12,500	-	-	-	12,500
Stock grant	523,400	128,200	-	-	-	128,200
Net income	-	-	-	-	702,850	702,850

Balance as of December 31, 2002	22,422,450	1,551,865	1,786,718	(8,325)	2,424,931	5,755,189

The financial statements should be read in conjunction with the accompanying notes.

	2002	2001	2000
	$	$	$
Cash flows from operating activities:
Net income	702,850	174,950	841,198
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	589,523	200,887	107,296
Loss on disposal of property, plant and equipment	6,773	15,040	4,114
Net gain on disposal of a subsidiary	(11,390)	(19,728)	-
Compensation cost	70,075	38,835	-
Deferred offering costs written off	-	40,545	-
Provision for doubtful accounts	77,511	-	-

Changes in working capital:
Tax refundable	24,453	(23,699)	(1,510)
Deposit received	-	(12,363)	12,382
Trade receivables	(1,369,229)	(470,033)	(561,423)
Deposits, prepayments and other debtors	(437,816)	(381,174)	39,336
Trade payables	1,283,370	702,498	568,849
Accrued charges and other creditors	114,449	386	66,519
Income tax payable	240,845	(89,439)	(42,359)
Deferred income taxes	(74,204)	(27,288)	7,876

Net cash provided by operating activities	1,217,210	149,417	1,042,278

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(218,980)	(174,412)	(221,389)
Acquisition of a subsidiary	(613,618)	-	(69,055)
Loan receivables	210,135	(435,385)	-
Disposal of a subsidiary	96,070	149,888	-
Proceeds from sales of property, plant and equipment	15,000	14,668	7,447
Certificate of deposit	(50,000)	-	-
Due from other related parties	-	-	368,436

Net cash (used in) provided by investing activities	(561,393)	(445,241)	85,439

Cash flows from financing activities:
Restricted cash	(1,204,693)	(1,423,188)	(1,299)
Bank overdrafts	742,914	-	-
Inception of obligation under finance leases	64,103	81,795	-
Capital element of finance leases payments	(31,785)	(106,155)	(22,471)
Advances (to) /from a director	(423,712)	1,765	54,023
Borrowing of short-term debts	71,391	232,667	-
Repayments of short-term debts	(274,452)	-	-
Deferred offering costs	-	-	(225,364)
Additional paid-in capital	-	-	1,319,525
Issue of common stock	-	8,250	680

Net cash (used in) provided by financing activities	(1,056,234)	(1,204,866)	1,125,094

Net (decrease) increase in cash and cash equivalents	(400,417)	(1,500,690)	2,252,811
Exchange differences	602	(3,654)	(45)
Cash and cash equivalents at beginning of year	841,472	2,345,816	93,050

Cash and cash equivalents at end of year	441,657	841,472	2,345,816

The financial statements should be read in conjunction with the accompanying notes.

1. ORGANISATION AND PRINCIPAL ACTIVITIES

Reverse acquisition in 2000

The Company was initially incorporated under the laws of the State of Colorado on December 29, 1994. After engaging in minimal activity related to its business plan, the Company's activities ceased in early 1995, and the Company became inactive until its reinstatement by the Colorado Secretary of State on September 25, 1998.

From the Company's date of inception to August 28, 200, the Company had issued an aggregate of 12,000,000 shares of common stock.

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

In June 2002, the Company commenced an action against the Selling Shareholder in the United States District Court for the Southern District of New York in which the Company sought, among other things, to compel the return of 1,100,000 shares of common stock that had been issued to the Selling Shareholder. This action was settled in November 2002 by the Selling Shareholder's return of 1,050,000 of such shares, the Company's payment to the Selling Shareholder of $172,500 and the agreement to permit the Selling Shareholder to keep 50,000 shares. As a result, for accounting purposes, these 50,000 shares of common stock were deemed as issued and outstanding from November 2002. The fair value of the shares issued of $12,500 was expensed during the year. Total amount of $257,500, including the amount of $185,000 mentioned above and legal fees of $72,500, is included as a settlement of litigation.

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

Acquisition of a major subsidiary in 2002 (Continued)

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

Acquisition of a major subsidiary in 2002 (Continued)

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

	2002	2001
	$	$
Revenue	60,300,126	38,202,272

Net income (loss)	1,541,329	(556,145)

Net income (loss) per share of common stock
-Basic	0.07	(0.03)

-Diluted	0.07	(0.03)

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

1. ORGANISATION AND PRINCIPAL ACTIVITIES (Continued)

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

2. STOCK-BASED COMPENSATION

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

Changes in outstanding options under the employee stock options are as follows:

2002	2001

	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
		$		$
Granted during 2000 and outstanding (exercisable) at end of year	200000	0.098	200,000	0.098

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and was amortised on a straight-line method over 5 years. On January 1, 2002, Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, was adopted and goodwill will no longer be amortized, but instead tested for impairment on at least an annual basis. The Company's evaluation of goodwill completed during 2002 in accordance with SFASNo. 142 resulted in no impairment losses. The Company also recorded no goodwill impairment losses during 2001 or 2000 prior to adopting SFAS No. 142.

Intangible asset

The intangible asset consists of the non-contractual customer relationship identified during the acquisition of a major subsidiary. It is recorded at cost allocated at acquisition and is amortized on a straight-line basis over the estimated useful economic life of 5 years. It will be tested for impairment in accordance with SFAS No. 142.

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

The Group provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements. Future tax benefits of tax loss and credit carryforwards are recognized as deferred income tax assets. A deferred income tax liability was recorded at the date of acquisition to account for the tax effects of other temporarydifferences arsing in the transaction.

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the income statement in the period that the change is enacted.

Foreign currency translation

The Group considers US Dollars ('$') as its functional currency as a substantial portion of the Group's business activities are based in US Dollars.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

# Restatement of financial statements

Subsequent to the issuance of the Group's 2002 consolidated financial statements, management determined that the financial statements for 2002 required restatement due to the recognition of a non-contractual customer relationship intangible asset at the date of acquisition of Airgate.

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

The restatement is attributable only to the recognition of a non-contractual customer relationship, its amortization charges as well as the corresponding tax benefits. The restatement reduced the Group's 2002 net income by $352,733 from $1,055,583 or $0.05 per share, as originally reported, to $702,850 or $0.03 per share. Operating expenses and provision for income taxes for 2002 presented herein have been restated.

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

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

2002	2001	2000
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	$		$	$		$	$		$

Net Income	702,850			174,950			841,198

Basic EPS
Income (loss) available to common stockholders	702,850	21,564,122	0.03	174,950	20,884,975	0.01	841,198	18,166,120	0.05

Effect of dilutive securities
Stock options	-	174,066		-	114,853		-	66,667

Diluted EPS
Income (loss) available to common stockholders and assumed conversions	702,850	21,738,188	0.03	174,950	20,999,828	0.01	841,198	18,232,787	0.05

(i) Stock options were granted to purchase 200,000 shares of common stock at an exercise price of $0.098 on September 1, 2000. These options are still outstanding at the end of December 31, 2002 and will expire on August 31, 2005.

(ii) During the year, stock grants to purchase an aggregate of 523,400 shares of common stock have been granted and exercised at an exercise price of $nil pursuant to the terms stipulated in the Company's 2000 Stock Plan (Note1). Therefore, there is no dilutive effect on net income per share regarding these stock grants.

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

As of December 31, 2002, the cost and accumulated depreciation of property, plant and equipment held underfinanceleases amounted to $140,288 (2001: $114,917) and $54,993 (2001: $47,666) respectively.

6. INCOME TAXES

(a) Income before income taxes provision was taxed under the following jurisdictions:

	2002	2001	2000
	$	$	$

USA	(531,455)	-	-
Hong Kong	1,497,759	243,861	1,008,853

	966,304	243,861	1,008,853

(b) The income tax expense in different jurisdictions is comprised of the following:

	2002	2001	2000
	$	$	$

Current:
Federal	37,400	-	-
State and local	36,497	-	-

	73,897	-	-
Hong Kong	263,161	96,199	159,780

Current income tax expense	337,058	96,199	159,780

Deferred:
Federal	(52,749)	-	-
State and local	(20,855)	-	-

	(73,604)	-	-
Hong Kong	-	(27,288)	7,875

Deferred income tax (benefit) expense	(73,604)	(27,288)	7,875

	263,454	68,911	167,655

The Group is subject to income taxes on income arising in or derived from the tax jurisdictions in which it is domiciled and operates and accordingly, it is subject to statutory federal income tax and Hong Kong profits tax respectively.

6. INCOME TAXES (Continued)

(c) Deferred income taxes are comprised of the following:

	2002	2001	2000
	$	$	$
USA
Amortization of intangible asset arising on business combination	(1,115,400)	-	-
Net operating loss carryforwards	597,427	-	-
Compensation cost	19,576	-	-

	(498,397)	-	-
Hong Kong
Other timing differences	2,613	12,815	-

	(495,784)	12,815	-

Disclosed in the consolidated balance sheet:

Deferred tax asset:
Current portion	82,350	-	-

Non-current portion	2,613	12,815	-

Net deferred tax liability: Non-current portion	(580,747)	-	-

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

The identification of intangible asset arising on the acquisition of Airgate has also given rise to a corresponding recognition of deferred tax liability. The calculation of the tax effect on the unamortized intangible asset at the balance sheet date was based on an effective rate as at that date.

6. INCOME TAXES (Continued)

(d) In respect of the USA operations, a reconciliation of the income tax benefit to the amount computed by applying the statutory federal income tax rate to income before income tax benefit is summarized below:

	2002	2001	2000
	$	$	$
USA
Amounts computed at statutory federal rate	(176,337)	-	-
State and local income taxes, net of federal benefit	36,497	-	-
Tax credit carryforwards generated	(67,560)	-	-
Non-deductible expenses included in operating and non-operating expenses	108,768	-	-
Effective tax rate differential on deferred income taxes	98,505	-	-
Others	420	-	-

	293	-	-

(e) A reconciliation of the income tax provision to income taxes computed using the Hong Kong statutory income tax rate is summarized below:

	2002	2001	2000
	$	$	$
Hong Kong
Income before income taxes	1,497,759	243,861	1,008,853
Hong Kong statutory tax rate	16%	16%	16%

Tax at Hong Kong statutory rate	239,641	39,017	161,416

Underprovision in prior years	4,005	-	-
Permanent differences on tax computation
- tax losses unlikely to be relieved in the foreseeable future	-	30,382	6,272
- non-deductible expenses	24,170	3,248	6,838
- non-taxable income	(4,655)	(3,736)	(6,871)

Income tax provision	263,161	68,911	167,655

7. OBLIGATIONS UNDER FINANCE LEASES

	2002	2001
	$	$
Payable during the following period:
Within one year	43,405	39,045
Over one year but not exceeding two years	23825	18,376
Over two years but not exceeding three years	18,305	4,818

Total minimum lease payments	85,535	62,239
Less: amount representing interest	(9,591)	(8,730)

Present value of net minimum lease payments	75,944	53,509

8. DEBT MATURING WITHIN ONE YEAR

Debt maturing within one year represents short-term loans and are summarized as follows:

	Weighted-average interest rates	Outstanding debts maturing within one year
	%	$
As of December 31,
2001	5.97	232667

2002
-Bank loans	5.125	29,607
-Other loan payable	-	450,000

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

Commitments under operating leases

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

During the years ended December 31, 2002, 2001 and 2000, the Group had the following transactions with related parties in which the Company's directors have beneficial interests:

	2002	2001	2000
	$	$	$
Acquisition of a subsidiary from Mr. Turner:
- total consideration	1430000	-	-
- consideration payable	450,000	-	-

Loan advanced to Sparkle China controlled by Mr. Lam	-	115,385	-

Proceeds from disposal of a subsidiary, AGI Shenzhen to a company controlled by Mr. Lam	-	150,000	-

Payment of freight cost to AGI Shenzhen controlled by Mr. Lam	(125,873)	(62,295)	(18,476)

Received freight income from AGI Shenzhen controlled by Mr. Lam	2,570	109,058	26,956

Received interest income from Sparkle China controlled by Mr. Lam	6,750	6,508	10700

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

13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2002	2001	2000
	$	$	$
Cash paid for:
Income taxes	71,760	210,091	203648
Interest expense	22,917	14,856	5304

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

17. OPERATING RISKS

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

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. Concentration of credit risk (whether on or off balance sheet) arose from the Group's major customers and related companies but the directors, in their opinion, consider that the risk of recoverability of the unreserved receivable is minimal.

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

The following table summarized the Group's operations during the years ended December 31, 2002, 2001 and 2000 analyzed into air, sea and land forwarding services.:

Air forwarding	Sea forwarding	Land forwarding	Total
	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000
	$	$	$	$	$	$	$	$	$	$	$	$

Turnover	36,392,050	9,870,536	9,464,981	16,505,750	3,814,375	4,616,022	5,937	103,568	88,223	52,903,737	13,788,479	14,169,226

Cost of forwarding	(30,795,210)	(7,938,785)	(8,031,760)	(14,196,471)	(3,020,131)	(3,185,126)	(13,393)	(95,347)	(73,243)	(45,005,074)	(11,054,263)	(11,290,129)

Depreciation and amortization	(342,941)	(49,367)	(26,236)	(112,693)	(6,445)	(57,604)	(3,793)	(17,030)	(14,053)	(459,427)	(72,842)	(97,893)

Interest income	-	-	26,727	1	1	26,108	-	-	939	1	1	53,774

Interest expenses	(66,735)	(9,603)	-	(3,023)	-	-	(771)	(5,742)	(3,495)	(70,529)	(15,345)	(3,495)

Other segment expenses attributable to segment	(1,929,554)	(750,266)	(698,958)	(827,258)	(347,696)	(301,049)	(13,057)	(72,669)	(58,959)	(2,769,869)	(1,170,631)	(1,058,966)

Taxation	(107,474)	(59,460)	(83,895)	(57,423)	(11,129)	(83,760)	-	1,678	-	(193,497)	(68,911)	(167,655)

Segment income (loss)	3,150,136	1,063,055	650,859	1,308,883	428,975	1,014,591	(25,077)	(85,542)	(60,588)	4,433,942	1,406,488	1,604,862

Net other unallocated expenses*										(3,731,092)	(1,231,538)	(763,664)

Net income										702,850	174,950	841,198

Goodwill	2,012,826	4,605	-	670,942	-	-	-	-	-	2,683,768	4,605	-
Intangible asset	1,859,000	-	-	619,667	-	-	-	-	-	2,478,667	-	-
Other asset	8,693,320	5,039,403	4,377,698	2,795,911	1,582,763	1,418,986	528	80,849	92,074	11,489,759	6,703,015	5,888,758

Total assets	12,565,147	5,044,008	4,377,698	4,086,520	1,582,763	1,418,986	528	80,849	92,074	16,652,194	6,707,620	5,888,758

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

(d) Geographical segments

The table below summarized the Group's turnover during the year ended December 31, 2002, 2001 and 2000 and total assets as of that dates analyzed into geographical locations:

	2002	2001	2000
	$	$	$

Turnover
*IATA Area 1	10,966,084	9,800,637	5,377,669
*IATA Area 2	4,436,153	1,307,388	35,800
*IATA Area 3	37,501,500	2,680,454	8,755,757

TOTAL	52,903,737	13,788,479	14,169,226

18. SEGMENTS OF THE BUSINESS (Continued)

(d) Geographical segments (Continued)

2002	2001	2000
	Trade receivables	Other assets	Total assets	Trade receivables	Other assets	Total assets	Trade receivables	Other assets	Total assets
	$	$	$	$	$	$	$	$	$

Assets
*IATA Area 1	4,692,698	6,315,954	11,008,652	2,051,128	-	2,051,128	1,709,667	-	1,709,667
*IATA Area 2	116,507	-	116,507	25,905	-	25,905	4,019	-	4,019
*IATA Area 3	1,654,936	3,872,099	5,527,035	1,140,806	3,489,781	4,630,587	1,039,529	3,135,543	4,175,072

TOTAL	6,464,141	10,188.053	16,652,194	3,217,839	3,489,781	6,707,620	2,753,215	3,135,543	5,888,758

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

Compliance With Section 16(a) of the Exchange Act.

The above directors and officers have each filed an Annual Statement of Changes in Beneficial Ownership on Form 5 for the fiscal year ending December 31, 2002.

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

(c) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2002.

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

CERTIFICATIONS

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

CERTIFICATIONS

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

Exhibit 99.1

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacific CMA, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott Turner, President and a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: June 17, 2003

Exhibit 99.2

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacific CMA, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alfred Lam, Chairman, Treasurer, and a Director, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ ALFRED LAM

Alfred Lam, Chairman, Treasurer and Director

Date: June 17, 2003