Form 10QSB/A
period 2003-03-31
PACIFIC CMA INC
filed 2003-06-17
CIK 1071775

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

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended March 31, 2003, to reflect the restatement of our Condensed Consolidated Financial Statements for that period. As described below in Note 1 to our Condensed Consolidated Financial Statements, based upon a review of applicable accounting rules and interpretations, we have decided to restate certain previously issued financial statements. The financial statements being restated include those for the second and third quarters of 2002, the full year of 2002 and the first quarter of 2003.

The restatement is attributable only to the recognition of a non-contractual customer relationship intangible asset at April 30, 2002, the date of acquisition of Airgate International Corporation ("Airgate"), as well as its corresponding amortization charges and tax benefits. The restatement increased our net loss for the three-month period ended March 31, 2003, by $78,650, from ($29,323), or ($0.001) per share, as originally reported, to ($107,973), or ($0.004) per share. As a result, the restatement also reduced our retained earnings as of March 31, 2003, by $431,383. Operating expenses and provision for income taxes for the period ended March 31, 2003, have also been restated in the accompanying financial statements.

Any items included in the original report on Form 10-QSB for the period ended March 31, 2003, that are not included herein are not amended and remain in effect as of the date of the original filing thereof. Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

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

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10. Segment Information (continue)

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

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of an impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. As of March 31, 2003, goodwill totaled approximately $2.68 million, intangible amounted to approximately $2.3 million and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $352,931.

As required by SFAS No. 142, goodwill and intangible assets with indefinite lives are to no longer be amortized, but rather are to be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives be amortized over their respective lives to their estimated residual value and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". On April 30, 2002, we acquired 81% of the common stock of Airgate International Corporation, a privately held New York based freight forwarder.. As required by SFAS No. 142, we allocated the purchase price to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition. We recorded $2.86 million of intangible assets with finite lives (customer relationships) and $2.68 million in goodwill associated with this acquisition. The intangible customer relationship asset is amortized over a period of five years while goodwill is not amortized, but rather is tested annually for impairment in accordance with SFAS No. 142. The acquisition was accounted for as a purchase and the results of operations of Airgate for the period from January 1, 2003 to March 31, 2003 and its financial condition as of December 31, 2002 and March 31, 2003 are reflected in our condensed consolidated financial statements as of December 31, 2002 and March 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

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

4. Exploring new markets in India, Japan, and Sri Lanka.

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

Gross margin for the period decreased from 21.10% in 2002 to 16.63% in 2003 and gross profit (revenue minus cost of forwarding) for the period increased 271.30%, from $628,165 in 2002, to $2,332,382 in 2003. Overall, we realized a net loss of $107,973 in 2003 compared to a net loss of $18,830 in 2002.

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

Total segment overhead attributable to the airfreight operation increased from $196,992 in 2002 to $493,759 in 2003. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased 461.21% for the period, from $149,158 in 2002 to $837,084 in 2003. The increase in net income was mainly the result of the inclusion of Airgate's business and the improvement in the results of the AGI Group.

Sea freight operation: Revenue from sea freight operations increased 476.09% to $4,971,707 in 2003 from $863,007 in 2002. Sea freight revenue for AGI Group was $1,126,254, while sea freight revenue for Airgate was $3,991,331, and off-setting inter-company transactions were $145,878. The increase in revenue for the period was due to inclusion of Airgate revenues and to revenues derived from new customers in new markets. In addition, since ocean liners had already proposed a general rate increase to take effect on May 1, 2003, customers increased their shipments in order to take advantage of lower rates in effect before the pending rate increase. Thus ocean traffic recorded an increase. Costs for the sea freight forwarding operation also increased 627.10% from $573,536 in 2002 to $4,170,204 in 2003. Sea freight costs attributable to AGI Group were $868,664, while costs attributable to Airgate were $3,430,162, and inter-company costs were $128,622. As a result, the gross profit margin decreased from 33.54% in 2002 to 16.12% in 2003. However, as a result of increased revenues, overall gross profits increased 176.89% to $801,503.

Total segment overhead attributable to the sea freight operation increased 187.29%, from $107,694 in 2002 to $309,396 in 2003. Overall net income for the sea freight operation increased 170.72%, from $181,777 in 2002 to $492,107 in 2003. The increase in net income was mainly the result of inclusion of Airgate's operations and the improvement in the results of the AGI Group.

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

DEPRECIATION AND AMORTIZATION

There was a significant increase in depreciation and amortization expense in the first quarter of 2003 which is attributable to the amortization of an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002. We recorded this asset at cost ($2,860,000) and it is being amortized on a straight-line basis over a period of 5 years. During the period ended March 31, 2003, the amortization expense attributable to this asset was $143,000.

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

(c) No reports on Form 8-K were filed during the quarter ended March 31, 2003.

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

Date: June , 2003	By:/S/ ALFRED LAM Alfred Lam, Chairman and Treasurer

Exhibit 99.1

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacific CMA, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott Turner, President and a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: June 17, 2003

Exhibit 99.2

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacific CMA, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alfred Lam, Chairman, Treasurer, and a Director, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ ALFRED LAM

Alfred Lam, Chairman, Treasurer and Director

Date: June 17, 2003