Form 10QSB/A
period 2003-03-31
PACIFIC CMA INC
filed 2003-07-22
CIK 1071775

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2003, there were 22,423,350 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

EXPLANATORY NOTE

We are filing this Form 10QSB/A for the period ended March 31, 2003 to incorporate corrected Condensed Consolidated Financial Statements for that period. We previously filed a Form 10-QSB/A for the period ended March 31, 2003, to reflect the restatement of our Condensed Consolidated Financial Statements for that period, but have now determined that the previous filing inadvertently failed to include the correct restated financial statements. As described below in Note 1 to our Condensed Consolidated Financial Statements, based upon a review of applicable accounting rules and interpretations, we have decided to restate certain previously issued financial statements. The financial statements being restated include those for the second and third quarters of 2002, the full year of 2002 and the first quarter of 2003.

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

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

PACIFIC CMA, INC.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	March 31, 2003	December 31, 2002
	$	$
ASSETS

Current assets
Cash and cash equivalents	617,184	441,657
Restricted cash	3,028,597	2,655,589
Trade receivables, net of allowance for doubtful accounts of $137,290	5,847,559	6,464,141
Deposits, prepayments and other	1,740,796	1,116,007
Loans receivable	226,958	249,600
Deferred income taxes	82,350	82,350

Total current assets	11,543,444	11,009,344

Property, plant and equipment, net	352,931	361,578
Goodwill	2,683,768	2,683,768
Intangible asset, net	2,335,667	2,478,667
Deferred tax asset	2,613	2,613
Loan receivable	65,584	66,224
Certificate of deposit	50,000	50,000

Total assets	17,034,007	16,652,194

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	March 31, 2003	December 31, 2002
	$	$
LIABILIITES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdrafts	2,687,589	742,914
Trade payables	6,901,720	7,855,965
Accrued charges and other creditors	308,966	509,316
Due to directors	329,263	411,667
Obligations under finance leases	36,150	38,124
Debt maturing within one year	364,227	479,607
Tax payable	188,374	240,845

Total current liabilities	10,816,289	10,278,438
Obligations under finance leases	54,105	37,820
Deferred tax liability	516,397	580,747

Total liabilities	11,386,791	10,897,005

Stockholders' equity
Common stock with no par value	1,551,865	1,551,865
Additional paid-in capital	1,786,718	1,786,718
Other comprehensive loss	(8,325)	(8,325)
Retained earnings	2,316,958	2,424,931

Total stockholders' equity	5,647,216	5,755,189

Total liabilities and stockholders' equity	17,034,007	16,652,194

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

(Unaudited) Three months ended March 31,
	2003	2002
	$	$

Freight forwarding income	14,026,380	2,976,871

Operating expenses
Cost of forwarding	(11,693,998)	(2,348,706)
Selling and administrative expenses	(2,306,000)	(591,221)
Depreciation and amortization	(193,101)	(49,843)

Total operating expenses	(14,193,099)	(2,989,770)

Loss from operations	(166,719)	(12,899)

Non-operating income
Interest and other income	47,500	14,084
Interest expense	(43,726)	(14,753)

Net non-operating income	3,774	(669)

Loss before income taxes	(162,945)	(13,568)

Provision for income taxes	54,972	(5,262)

Net loss	(107,973)	(18,830)

Other comprehensive (loss) income
Foreign currency translation adjustments	-	-

Comprehensive loss	(107,973)	(18,830)

Net loss per share

Weighted average number of shares outstanding
Basic	22,594,588	20,336,264

Diluted	22,594,588	20,336,264

Net loss per share of common stock Basic and diluted	(0.004)	(0.001)

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

(Unaudited) Three months ended March 31,
2003	2002
$	$
Cash flows from operating activities:
Net loss	(107,973)	(18,830)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	193,101	49,843
Loss (Gain) on disposal of property, plant and equipment	9,829	(135)
Compensation cost	17,656	40,725
Changes in working capital:
Tax refundable	-	(31,351)
Trade receivables	616,582	132,243
Deposits, prepayments and other	(708,790)	(202,460)
Trade payables	(954,245)	(589,485)
Accrued charges and other creditors	(200,350)	(106,767)
Deferred taxes	(64,350)	(3,413)
Tax payable	(52,471)	-

Net cash used in operating activities	(1,251,011)	(729,630)

Cash flows from investing activities:
Loan receivable	23,283	-
Due from (to) other related parties	-	(133,732)
Acquisition of property, plant and equipment	(25,694)	(11,239)
Proceeds from sales of property, plant and equipment	10,897	2,179
Instalment received for the disposal of a subsidiary in 2002	66,346	-
Instalment paid for the acquisition of a subsidiary in 2002	(300,000)	-

Net cash used in investing activities	(225,168)	(142,792)

Cash flows from financing activities:
Restricted cash	(373,008)	(3,734)
Bank overdrafts	1,944,675	543,458
Capital element of finance leases payments	(22,176)	(13,569)
Advance to a director	67,596	-
Capital element of other loan payments	-	(67,365)
Borrowing of short-term debts	64,103	40,027
Repayment of short-term debts	(29,484)	-

Net cash provided by financing activities	1,651,706	498,817

Net increase (decrease) in cash and cash equivalents	175,527	(373,605)
Exchange difference	-	1,446
Cash and cash equivalents at beginning of period	441,657	841,472

Cash and cash equivalents at end of period	617,184	469,313

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

The condensed consolidated statement of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2002 included in the Company's Form 10-K filed on April 10, 2003 and Form 10-K/A subsequently re-filed.

Restatement of financial statements

Subsequent to the issuance of the Group's 2002 and 2003 first quarter consolidated financial statements, management determined that the financial statements for 2002 and 2003 first quarter required restatement due to the recognition of a non-contractual customer relationship intangible asset at the date of acquisition of Airgate.

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

The restatement is attributable only to the recognition of a non-contractual customer relationship, its amortization charges as well as the corresponding tax benefits. The restatement increased the Group's 2003 first quarter net loss by $78,650 from $29,323 or $0.001 per share, as originally reported, to $107,973 or $0.004 per share. As a result, the restatement reduced the Group's retained earnings by $431,383 from $2,748,341 as originally reported, to $2,316,958. Operating expenses and provision for income taxes for the 2003 first quarter presented herein have been restated.

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

The components of total comprehensive loss for the three months ended March 31, 2003 and 2002 are presented in the following table:

(Unaudited) three months ended March 31,
	2003	2002
	$	$

Net loss	(107,973)	(18,830)
Other comprehensive loss
Foreign currency translation adjustments	-	-

Comprehensive loss	(107,973)	(18,830)

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share

(unaudited) Three Months Ended March 31,
2003	2002
Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	$		$	$		$

Net loss	(107,973)			(18,830)

Basic EPS
Loss available to common stockholders	(107,973)	22,594,588	(0.004)	(18,830)	20,336,264	(0.001)
Effect of dilutive securities
Stock options	-	-		-	-

Diluted EPS
Loss available to common stockholders and assumed conversions	(107,973)	22,594,588	(0.004)	(18,830)	20,336,264	(0.001)

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

During the periods from January 1 to March 31, 2003 and 2002, the Group had the following balances and transactions with related parties in which the Company's directors have beneficial interests:

	2003	2002
	$	$
Acquisition of Airgate in April 2002 from Mr. Turner:
- consideration payable	300,000	-

Payment of freight cost to AGI Shenzhen controlled by Mr. Lam	-	(11,659)

Received freight income from AGI Shenzhen controlled by Mr. Lam	-	58

Received interest income from Sparkle China controlled by Mr. Lam	-	1,731

(a) As of March 31, 2003, the balance due to Mr. Lam from the Group amounting to $90,739 is uncollateralized, interest-free and has no fixed repayment terms.

(b) The consideration payable to Mr. Turner for the acquisition of Airgate, after netting off a loan receivable of $61,476 due from him to Airgate is $238,524, which is collateralized by Airgate's shares, interest-free and repayable in the remaining two quarterly installments pursuant to the stock purchase agreement on July 31, 2003 and December 31, 2003.

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

The following table summarized the Group's operations for the three months ended March 31, 2003 and 2002 analyzed into air, sea and land forwarding services:

Air Forwarding	Sea Forwarding	Land Forwarding	Total
	2003	2002	2003	2002	2003	2002	2003	2002
	$	$	$	$	$	$	$	$

Turnover	9,054,673	2,107,927	4,971,707	863,007	-	5,937	14,026,380	2,976,871

Cost of forwarding	(7,523,794)	(1,761,777)	(4,170,204)	(573,536)	-	(13,393)	(11,693,998)	(2,348,706)

Depreciation and amortization	(119,411)	(11,259)	(47,420)	(2,057)	-	(3,793)	(166,831)	(17,109)

Interest expense	(26,606)	(5,974)	(964)	-	-	(771)	(27,570)	(6,745)

Other segment expenses attributable to segment	(602,915)	(179,759)	(281,376)	(105,637)	-	(13,056)	(884,291)	(298,452)

Taxation	55,173	-	20,364	-	-	-	75,501	-

Segment income (loss)	837,084	149,158	492,1078	181,777	-	(25,076)	1,329,191	305,859
Net other unallocated expenses							(1,437,164)	(324,689)

Net income							(107,973)	(18,830)

Goodwill	2,012,826	-	670,942	-	-	-	2,683,768	-
Intangible asset	1,751,750	-	583,917	-	-	-	2,335,667	-
Other assets	9,506,121	4,792,281	2,508,451	1,678,888	-	60,970	12,014,572	6,532,139

Total assets	13,270,697	4,792,281	3,763,310	1,678,888	-	60,970	17,034,007	6,532,139

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Segment Information (continue)

(b) Details of individual customers accounting for more than 5% of the Group's sales are as follows:

(Unaudited) Three months ended March,
	2003	2002

Major customer	%	%

B	12	-
M	-	6
P	-	7
Q	6	-
R	12	-
S	5	-
T	-	7

(c) Geographical segments

The table below summarized the Group's turnover for the three months ended March 31, 2003 and 2002 analyzed into geographical locations:

(unaudited) Three months ended March 31,
	2003	2002
	$	$

Turnover

* IATA Area 1	1,831,939	2,108,401
* IATA Area 2	1,045,677	162,866
* IATA Area 3	11,148,764	705,604

TOTAL	14,026,380	2,976,871

(unaudited) As of March 31, 2003	(unaudited) As of March 31, 2002
	Trade receivables	Other assets (including goodwill)	Total assets	Trade receivables	Other assets (including goodwill)	Total assets
	$	$	$	$	$	$

Assets
*IATA Area 1	4,265,577	6,241,660	10,507,237	1,825,319	-	1,825,319
*IATA Area 2	173,670	-	173,670	136,920	-	136,920
*IATA Area 3	1,408,311	4,944,789	6,353,100	1,123,357	3,446,543	4,569,900

TOTAL	5,847,558	11,186,440	17,034,007	3,085,596	3,446,543	6,532,139

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

Date: July 22, 2003

CERTIFICATION

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott Turner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Pacific CMA, Inc.

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

Date: July 22, 2003	By:/S/ SCOTT TURNER Scott Turner, President and Director

CERTIFICATION

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alfred Lam, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Pacific CMA., Inc.

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

Date: July 22, 2003	By:/S/ ALFRED LAM Alfred Lam, Chairman and Treasurer

Exhibit 99.1

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacific CMA, Inc. (the "Company") on Form 10-QSB/A for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott Turner, President and a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ SCOTT TURNER

Scott Turner, President and Director

Date: July 22, 2003

Exhibit 99.2

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacific CMA, Inc. (the "Company") on Form 10-QSB/A for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alfred Lam, Chairman, Treasurer, and a Director, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ ALFRED LAM

Alfred Lam, Chairman, Treasurer and Director

Date: July 22, 2003