Form 10QSB
period 2003-06-30
PACIFIC CMA INC
filed 2003-08-14
CIK 1071775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2003.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2003, there were 22,423,350 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

PACIFIC CMA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended June 30, 2003

INDEX TO FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

PACIFIC CMA, INC.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	June 30, 2003	December 31, 2002
	$	$
ASSETS

Current assets
Cash and cash equivalents	654,443	441,657
Restricted cash	3,031,798	2,655,589
Trade receivables, net of allowance for doubtful accounts of $137,970	5,961,096	6,464,141
Deposits, prepayments and other	1,980,968	1,116,007
Loan receivable	12,600	249,600
Deferred income taxes	82,350	82,350

Total current assets	11,723,255	11,009,344

Property, plant and equipment, net	307,604	361,578
Goodwill	2,683,768	2,683,768
Intangible asset, net	2,192,667	2,478,667
Deferred taxes	2,613	2,613
Loan receivable	64,934	66,224
Certificate of deposit	50,000	50,000

Total assets	17,024,841	16,652,194

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	June 30, 2003	December 31, 2002
	$	$
LIABILIITES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdrafts	2,110,968	742,914
Trade payables	7,767,762	7,855,965
Accrued charges and other creditors	253,332	509,316
Due to a director	97,868	411,667
Obligations under finance leases	36,150	38,124
Debt maturing within one year	187,858	479,607
Tax payable	222,779	240,845

Total current liabilities	10,676,717	10,278,438
Obligations under finance leases	45,068	37,820
Deferred tax liability	452,047	580,747

Total liabilities	11,173,832	10,897,005

Commitments and contingencies (Note 9)	-	-

Stockholders' equity
Common stock with no par value	1,551,865	1,551,865
Additional paid-in capital	1,786,718	1,786,718
Other comprehensive loss	(8,325)	(8,325)
Retained earnings	2,520,751	2,424,931

Total stockholders' equity	5,851,009	5,755,189

Total liabilities and stockholders' equity	17,024,841	16,652,194

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

(Unaudited) Six months ended June 30,	(Unaudited) Three months ended June 30,
	2003	2002	2003	2002
	$	$	$	$

Freight forwarding income	30,988,201	13,546,135	16,961,821	10,569,264

Operating expenses
Cost of forwarding	(26,003,696)	(11,244,767)	(14,309,698)	(8,896,061)
Selling and administrative expenses	(4,590,107)	(1,873,974)	(2,284,107)	(1,282,752)
Depreciation and amortization	(386,736)	(198,226)	(193,635)	(148,384)

Total operating expenses	(30,980,539)	(13,316,967)	(16,787,440)	(10,327,197)

Income from operations	7,662	229,168	174,381	242,067

Non-operating income (expense)
Net gain on disposal of a subsidiary	-	11,390	-	11,390
Interest and other income	86,143	53,534	38,643	39,450
Interest expense	(82,961)	(40,117)	(39,235)	(25,363)

Net non-operating income (expense)	3,182	24,807	(592)	25,477

Income before income taxes	10,844	253,975	173,789	267,544

Provision for income taxes	84,976	(72,551)	30,004	(67,290)

Net income	95,820	181,424	203,793	200,254

Net income per share

Weighted average number of shares outstanding
Basic	22,422,812	20,368,713	22,423,350	20,368,713

Diluted	22,596,240	20,552,380	22,596,778	20,552,380

Net income per share of common stock Basic and Diluted	0.004	0.009	0.009	0.010

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

(unaudited) June 30, 2003	(unaudited) June 30, 2002
$	$
Cash flows from operating activities:
Net income	95,820	181,424
Adjustments to reconcile net income to net cash (used in) provided
Depreciation and amortization	386,736	198,226
Loss on disposal of property, plant and equipment	11,021	896
Net gain on disposal of a subsidiary	-	(11,390)
Compensation cost	35,313	53,725
Changes in working capital:
Tax refundable	-	19,530
Trade receivables	503,045	618,502
Deposits, prepayments and other	(1,032,966)	(442,036)
Deferred taxes	(128,700)	10,202
Trade payables	(88,203)	(196,622)
Accrued charges and other creditors	(255,984)	(33,026)
Tax payable	(18,066)	5,521

Net cash (used in) provided by operating activities	(491,984)	404,952

Cash flows from investing activities:
Loan receivable	238,290	68,267
Acquisition of property, plant and equipment	(32,194)	(69,503)
Sales proceeds from disposal of property, plant and equipment	10,898	2,179
Installments paid for acquisition of a subsidiary	(600,000)	(313,618)
Installments received for disposal of a subsidiary	132,692	(36,622)

Net cash used in investing activities	(250,314)	(349,297)

Cash flows from financing activities:
Restricted cash	(376,209)	(667,856)
Capital element of finance leases	(31,213)	(18,002)
Repayment to a director	(13,799)	(354,257)
Repayment of other loans	-	(50,117)
Bank overdrafts	1,368,054	836,999
Borrowing of short-term debts	64,102	-
Repayment of short-term debts	(55,851)	(138,980)

Net cash provided by (used in) financing activities	955,084	(392,213)

Net increase (decrease) in cash and cash equivalents	212,786	(336,558)
Exchange difference	-	2,046
Cash and cash equivalents at beginning of period	441,657	841,472

Cash and cash equivalents at end of period	654,443	506,960

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") as of June 30, 2003 and December 31, 2002 and for the six months and three months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the condensed consolidated financial statements have been made.

The condensed consolidated statement of operations for the six months and three months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2002 included in the Company's Form 10-K filed on April 10, 2003.

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

Note 3. Comprehensive income

Comprehensive income for the six months and three months ended June 30, 2003 and 2002 equaled the reported net income. Accumulated other comprehensive loss for all periods represented foreign currency translation gains and losses resulting from the translation of subsidiaries' financial statements denominated in currencies other than United States dollars into United States dollars.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share

(unaudited) Six Months Ended June 30,	(unaudited) Three Months Ended June 30,
2003	2002	2003	2002
Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	$		$	$		$	$		$	$		$

Net Income	95,820			181,424			203,794			200,254

Basic EPS
Income available to common stockholders	95,820	22,422,812	0.004	181,424	20,368,713	0.009	203,794	22,423,350	0.009	200,254	20,368,713	0.010

Effect of dilutive securities
Stock options	-	173,428		-	183,667		-	173,428		-	183,667

Diluted EPS
Income available to common stockholders and assumed conversions	95,820	22,596,240	0.004	181,424	20,552,380	0.009	203,794	22,596,778	0.009	200,254	20,552,380	0.010

Stock options were granted to purchase 200,000 shares of common stock at an exercise price of $0.098 on September 1, 2000. These options are still outstanding at the end of June 30, 2003 and will expire on August 31, 2005.

During the first quarter of 2003, stock grants to purchase an aggregate of 900 shares of common stock have been granted and exercised at an exercise price of $nil pursuant to the terms stipulated in the Company's 2000 Stock Plan. (note 5).

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

On February 4, 2003, 900 shares of common stock were issued pursuant to the Company's 2000 Stock Plan (note 4). These shares are valued at approximately $558.

The Company's articles of incorporation authorized up to 100,000,000 shares of common stock, no par value per share. As of June 30, 2003, the Company's issued and outstanding capital stock comprised 22,423,350 shares of common stock and no shares of preferred stock.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Pledge of Assets

At balance sheet date, the Group had pledged the following assets:

(a) Restricted cash deposits of $3,031,798 in respect of general banking facilities granted by bankers.

(b) Shares in the newly acquired subsidiary (representing 81% interest) to the sellers in respect of the consideration payable to them for the acquisition of the subsidiary.

Note 7. Banking facilities

As of June 30, 2003, to finance its working capital the Group's available banking facilities were approximately $6,600,000 mainly obtained from creditworthy commercial banks in Hong Kong. As of that date, the total amount of banking facilities utilized was $4,327,781. This was made up of (i) about $2,110,968 of overdrafts; (ii) about $1,909,725 of invoice trust receipts which are included in trade payables; (iii) about $37,858 of short-term bank loans; and (iv) about $269,230 of bank guarantees for granting credit facilities to a subsidiary for airfreight payment.

Note 8. Non-cash transactions

During the first quarter of 2003, the Group entered into finance lease arrangements in respect of assets with a total capital value at the inception of the contracts of $36,487.

Note 9. Commitments and contingencies

Commitments under operating leases

There was no new operating lease agreement signed since last fiscal year 2002.

Cargo space commitments

The Group has entered into written agreements with various carriers pursuant to which the Group is committed to utilize a guaranteed minimum amount of cargo space each year. As of June 30, the minimum amount of such cargo space to be utilized in 2003 was approximately $510,000.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Related party transactions

Name and relationship of related parties

Name	Relationship with the Company
Mr. Lam King Ko, Alfred ('Mr. Lam')	Shareholder and director of the Company
Mr. Scott Turner ('Mr. Turner')	Shareholder and director of the Company

During the six months and three months ended June 30, 2003 and 2002, the Group had the following balances and transactions with related parties:

(unaudited) Six months ended June 30,	(unaudited) Three months ended June 30,
	2003	2002	2003	2002
	$	$	$	$
Instalments payment to Mr. Turner for acquisition of a subsidiary	300,000	150,000	150,000	150,000

(a) As of June 30, 2003, the balance due to Mr. Lam from the Group amounting to $8,694 is collateralized, interest-free and has no fixed repayment terms.

(b) The consideration payable to Mr. Turner of $150,000 for the acquisition of Airgate, after netting off a loan receivable of $60,826 due from him to Airgate, is $89,174, which is collateralized by Airgate's shares, interest-free and repayable in December 2003 pursuant to the stock purchase agreement.

(c) As of June 30, 2003, general banking and loan facilities granted by various bankers to the Group were secured by directors' personal guarantees amounting to $6,249,314.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Segment Information

(a) Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding and (iii) land forwarding services. The accounting policies adopted by the Group for segment reporting are described in the summary of significant accounting policies in the Company's Form 10-K filed for the year ended December 31, 2002.

(i) The following table summarized the Group's operations for the six months ended June 30, 2003 and 2002 (unaudited) analyzed into air, sea and land forwarding services:

Air Forwarding	Sea Forwarding	Land Forwarding	Total
	2003	2002	2003	2002	2003	2002	2003	2002
	$	$	$	$	$	$	$	$

Turnover	20,033,792	9,443,007	10,954,409	4,097,192	-	5,936	30,988,201	13,546,135

Cost of forwarding	(16,614,202)	(7,849,712)	(9,389,494)	(3,381,663)	-	(13,393)	(26,003,696)	(11,244,768)

Depreciation and amortization	(239,210)	(98,546)	(83,371)	(29,665)	-	(3,793)	(322,581)	(132,004)

Interest expenses	(45,622)	(17,449)	(2,264)	-	-	(771)	(47,886)	(18,220)

Other segment expenses attributable to segment	(1,279,817)	(619,934)	(632,442)	(251,073)	-	(13,056)	(1,912,259)	(884,063)

Taxation	67,172	(95,310)	17,804	22,759	-	-	84,976	(72,551)

Segment income (loss)	1,922,113	762,056	864,642	457,550	-	(25,077)	2,786,755	1,194,529
Net other unallocated expenses							(2,690,935)	(1,013,105)

Net income							95,820	181,424

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Segment Information (continued)

(a) Business segments (continued)

(ii) The following table summarized the selected segment data for the three months ended June 30, 2003 and 2002 (unaudited):

Air Forwarding	Sea Forwarding	Land Forwarding	Total
	2003	2002	2003	2002	2003	2002	2003	2002
	$	$	$	$	$	$	$	$

Turnover	10,979,119	7,335,080	5,982,702	3,234,184	-	-	16,961,821	10,569,264

Cost of forwarding	(9,090,408)	(6,087,934)	(5,219,290)	(2,808,127)	-	-	(14,309,698)	(8,896,061)

Depreciation and amortization	(119,799)	(87,287)	(35,951)	(27,608)	-	-	(155,750)	(114,895)

Interest expenses	(19,016)	(11,475)	(1,300)	-	-	-	(20,316)	(11,475)

Other segment expenses attributable to segment	(676,902)	(440,176)	(351,066)	(145,435)	-	-	(1,027,968)	(585,611)

Taxation	12,035	(90,049)	(2,560)	22,759	-	-	9,475	(67,290)

Segment income	1,085,029	618,159	372,535	275,773	-	-	1,457,564	893,932
Net other unallocated expenses							(1,253,771)	(693,678)

Net income							203,793	200,254

(iii) The following table summarized the Group's assets as of period ended June 30, 2003 and 2002 (unaudited) analyzed into air, sea and land forwarding services:

Air Forwarding	Sea Forwarding	Land Forwarding	Total
	2003	2002	2003	2002	2003	2002	2003	2002
	$	$	$	$	$	$	$	$

Goodwill	2,012,826	2,010,145	670,942	670,048	-	-	2,683,768	2,680,193
Intangible asset, net	1,644,500	2,073,500	548,167	691,167	-	-	2,192,667	2,764,667
Other assets	8,633,750	6,868,428	3,514,656	2,235,241	-	1,342	12,148,406	9,105,011

Total assets	12,291,076	10,952,073	4,733,765	3,596,456	-	1,342	17,024,841	14,549,871

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Segment Information (continued)

(b) Details of individual customers accounting for more than 5% of the Group's sales for the six months and three months ended June 30, 2003 and 2002 are as follows:

(Unaudited) Six months ended June 30,	(Unaudited) Three months ended June 30,
	2003	2002	2003	2002

Major customer	%	%	%	%

B	12	9	12	12
H	-	-	-	5
I	-	-	-	5
Q	5	-	5	-
R	13	-	13	-

(c) Geographical segments

The table below summarized the Group's turnover for the six months and three months ended June 30, 2003 and 2002 analyzed into geographical locations:

(unaudited) Six months ended June 30,	(unaudited) Three months ended June 30,
	2003	2002	2003	2002
	$	$	$	$

Turnover

* IATA Area 1	4,093,811	4,707,682	2,261,872	2,599,282
* IATA Area 2	5,012,616	1,278,074	3,966,939	1,115,208
* IATA Area 3	21,881,774	7,560,379	10,733,010	6,854,774

TOTAL	30,988,201	13,546,135	16,961,821	10,569,264

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Segment Information (continued)

(d) Geographical segments (continued)

The table below summarized the Group's asset as of period ended June 30, 2003 and 2002 analyzed into geographical locations:

(unaudited) As of June 30, 2003	(unaudited) As of June 30, 2002
	Trade receivables	Other assets	Total assets	Trade receivables	Other assets	Total assets
	$	$	$	$	$	$

Assets
*IATA Area 1	4,353,298	6,177,614	10,530,912	3,410,466	5,991,080	9,401,546
*IATA Area 2	145,631	-	145,631	160,720	-	160,720
*IATA Area 3	1,462,167	4,886,131	6,348,298	883,534	4,104,071	4,987,605

TOTAL	5,961,096	11,063,745	17,024,841	4,454,720	10,095,151	14,549,871

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements, which express or imply that such present and future operations will, or may, produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of our consolidated financial statements:

Recognition of Cost of Forwarding

The billing of cost of forwarding is usually delayed. As a result, we must estimate the cost of purchased transportation and services, and accrue an amount on a load-by-load basis in a manner that is consistent with revenue recognition. Such estimate is based on past trends, and on the judgment of management. Historically, upon completion of the payment cycle (receipt and payment of transportation bills), the actual aggregate transportation costs are not materially different than the accrual. However, in any case in which the actual cost varies significantly from the accrual, a revision to the accrual would be required.

Accounting for Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision of the statement of income in each period in which the allowance is increased.

 Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance, against our deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections, we currently believe that we will realize 100% of our deferred tax asset.

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

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of an impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. As of June 30, 2003, goodwill totaled approximately $2.68 million, intangible amounted to approximately $2.2 million and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $307,604.

As required by SFAS No. 142, goodwill and intangible assets with indefinite lives are to no longer to be amortized, but rather are to be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives be amortized over their respective lives to their estimated residual value and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". On April 30, 2002, we acquired 81% of the common stock of Airgate International Corporation, a privately held New York based freight forwarder. As required by SFAS No. 142, we allocated the purchase price to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition. We recorded $2.86 million of intangible assets with finite lives (customer relationships) and $2.68 million in goodwill associated with this acquisition. The intangible customer relationship asset is amortized over a period of five years while goodwill is not amortized, but rather is tested annually for impairment in accordance with SFAS No. 142. The acquisition was accounted for as a purchase, and the results of operations of Airgate for the period from January 1, 2003 to June 30, 2003, and its financial condition as of December 31, 2002 and June 30, 2003 are reflected in our condensed consolidated financial statements as of December 31, 2002 and June 30, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

OVERVIEW

The following discussion is applicable to the Company's financial condition and results of operations for the periods ended June 30, 2003 and June 30, 2002.

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

The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries. On January 1, 2001, its Hong Kong incorporated subsidiaries included Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. (Sparkle) and Guangzhou Huasheng Int'l Forwarding Ltd. (GZ Huasheng), and AGI Logistics (Shenzhen) Ltd. (AGI (Shenzhen)) which was incorporated in The Peoples Republic of China ("the PRC"). On June 14, 2002, GZ Huasheng was renamed as Guangdong Springfield Logistics Services Ltd. (GD Springfield). On June 5, 2003, GD Springfield was renamed as Shenzhen Careship International Transportation Ltd. (SZ Careship). AGI (Shenzhen) and Sparkle were disposed of by AGI Group on May 11, 2001 and April 2, 2002, respectively, in conjunction with a decision by AGI to concentrate on the international freight forwarding business. The business activities of Sparkle were concentrated on local feeder voyages and trucking operations along the Jujiang Delta Area of Mainland China and it was determined that Sparkle would need to purchase its own boats and trucks to maintain its competitive position. As a result, its business operations diverged from the Group's non-asset based strategic plan. AGI Group has elected to concentrate its resources and investments on the operations of AGI HK and SZ Careship in order to seek to improve the tonnage performance in Hong Kong and South China, US and Europe.

On April 30, 2002, Pacific CMA completed the acquisition of control of Airgate, a privately held New York-based freight forwarder that was established in 1990. Airgate is a non-asset based logistics services company. Pacific CMA intends to continue the operations of Airgate in substantially the same manner as they were conducted prior to the acquisition. Airgate primarily handles import air and ocean shipments from the Far East and Southwest Asia to the US. Pacific CMA International, LLC, a Colorado limited liability company that is wholly owned by the Company, acquired 81% of the issued and outstanding common stock of Airgate.

The following discussion concerning results of operations and liquidity and capital resources of Pacific CMA, is based solely upon the business operations which are carried on by the group consisting of its wholly owned subsidiary AGI and its subsidiaries, and the results of Airgate from January to June 2003.

The significant new developments, which have occurred during the period ending June 30, 2003, include the following:

1. We entered into agreements with new agency partners in Dubai and Sri Lanka.

2. We made plans to expand our investment in Shanghai, PRC, starting from the second quarter of 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

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

Total revenue for the three months ended June 30, 2003, increased 60.48% compared with the three months ended June 30, 2002, from $10,569,264 in 2002 to $16,961,821 in 2003. The increase in revenue was due to both organic growth of AGI and the three-month inclusion of Airgate's revenues in this quarter compared with only two months in the year earlier quarter, excluding the inter-company transactions among the group companies.

The revenue of Airgate represented approximately 70% of our total revenue for the second quarter of 2003. Airgate focuses its operations on the import of goods from the Far East, and leases its own bonded warehouse where deconsolidation of cargo is performed. In order to explore new markets in the Midwest, Airgate established a new office in Chicago, Illinois in June 2002.

During the period, our cost of forwarding increased 60.85%, from $8,896,061 in 2002 to $14,309,698 in 2003. This increase in costs was due to the organic growth of AGI and the inclusion of Airgate freight costs in this quarter.

Gross margin for the period decreased from 15.83 % in 2002 to 15.64 % in 2003 and gross profit (revenue minus cost of forwarding) for the period increased 58.51%, from $1,673,203 in 2002, to $2,652,123 in 2003. Overall, we realized a net income of $203,793 in 2003 compared with a net income of $200,254 in 2002.

The results of operations for each segment are as follows:

Airfreight operations: Revenue from airfreight operations increased 49.68 % from $7,335,080 in 2002 to $10,979,119 in 2003. Airfreight revenue for AGI Group was $3,362,766, while airfreight revenue for Airgate was $8,820,764, and offsetting inter-company transactions totaled $1,204,411. The volumes of airfreight were improved in 2003 compared with 2002. However, for AGI Group, there was a slight decrease in revenue from $3,491,220 in the first quarter to $3,362,766 in the second quarter. Because of the outbreak of SARS in Asia starting at the end of March 2003, both purchase orders and freight volume decreased, especially the volume of air exports in May 2003. The volume for air export for June and onwards was lower than that of last year. Many scheduled freighter and passenger flights were cancelled during the peak SARS period. For example, there was a 40% cancellation for the cargo flights of Cathay Pacific Airways during the SARS period. The supply of cargo space was decreased dramatically, and the freight cost was maintained at a high level. Except for the SARS factor the Company actually experienced operating improvements. We had new sources of customers and agents for the air import business. Our main customer base is in the garment industry, which prefers airfreight to sea freight transportation. After the second Gulf War, the war surcharge and fuel surcharge were decreased. These factors led to an increase in air traffic. Costs for airfreight forwarding operations increased 49.32%, from $6,087,934 in 2002 to $9,090,408 in 2003. Airfreight cost attributable to AGI Group was $2,762,856, while airfreight cost attributable to Airgate was $7,537,960, and offsetting inter-company costs were $1,210,408. The gross profit margin was relatively constant on a quarterly basis. It was 17 % in 2002 and 17.20 % in 2003. As a result of increased revenues, overall gross profits increased 51.44%, to $1,888,711.

Total segment overhead attributable to the airfreight operation increased from $628,987 in 2002 to $803,682 in 2003. Details regarding the increase in overhead expenses are discussed below under the section titled "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased 75.53 % for the period, from $618,159 in 2002 to $1,085,029 in 2003. The increase in net income was mainly the result of the inclusion of Airgate's business, and the improvement in the results of the AGI Group.

Sea freight operation: Revenue from sea freight operations increased 84.98 % to $5,982,702 in 2003 from $3,234,184 in 2002. Sea freight revenue for AGI Group was $1,547,713, while sea freight revenue for Airgate was $4,595,254, and offsetting inter-company transactions were $160,265. The increase in revenue for the period was due to inclusion of Airgate revenues and to revenues derived from new customers in new markets. The addition of new agents in Japan and Turkey resulted in more customers using our network, and higher revenue due to increased business in the growing Shanghai marketplace. Since ocean liners had a general rate increase effective May 1, 2003 (peak season surcharge and rate adjustment), ocean traffic costs recorded an increase. Costs for sea freight forwarding operations increased 85.86%, from $2,808,127 in 2002 to $5,219,290 in 2003. Sea freight costs attributable to AGI Group were $1,229,815, while costs attributable to Airgate were $4,151,420, and inter-company costs were $161,945. As a result, the gross profit margin decreased from 13.17 % in the second quarter of 2002 to 12.76 % in the same period this year. However, as a result of increased revenues, overall gross profits increased 79.18 % to $763,412.

Total segment overhead attributable to sea freight operations increased 160.09%, from $150,284 in 2002 to $390,877 in 2003. Overall net income for sea freight increased 35.09%, from $275,773 in 2002 to $372,535 in 2003. The increase in net income was mainly the result of inclusion of Airgate's operations, and the improvement in the results of the AGI Group.

OTHER OPERATING EXPENSES

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses during the second quarter increased 78.06%, to $2,284,107 in 2003 from $1,282,752 in 2002. The following factors caused the increase in expenses:

Due to the consolidation of Airgate's overhead in this quarter, there was a significant incremental increase in expenses for the following items: advertising, sales commissions, insurance, legal and professional fees, motor vehicle expenses, postage and courier fees, rent and rates, repair and maintenance, salaries and allowances, sundry expenses, telephone, fax and bank charges.

Legal and professional fees: Total legal fees incurred during the second quarter of 2003 were $185,580, compared with $30,269 in last year's second quarter. The increase in legal fees was primarily the result of matters related to working on a registration statement, and work related to potential listing of our shares on a stock exchange.

DEPRECIATION AND AMORTIZATION

There was a significant increase in depreciation and amortization expense in the second quarter of 2003, which is attributable to the amortization of an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002. We recorded this asset at cost $2,860,000, and it is being amortized on a straight-line basis over a period of 5 years. During the three months ended June 30, 2003, the amortization expense attributable to this asset was $143,000.

NON-OPERATING INCOME

INTEREST EXPENSES

Interest expenses increased to $39,235 in 2003, from $25,363 in 2002. The increase in interest expenses is due primarily to the bank trust receipts (invoice financing), bank loans and bank overdrafts involved.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

BUSINESS SEGMENT OPERATING RESULTS

Total revenue for the six-month period ended June 30, 2003 increased 128.76% compared with the period ended June 30, 2002, from $13,546,135 in 2002 to $30,988,201 in 2003. The increase in revenue was due to both to organic growth of AGI and the six-month inclusion of Airgate's revenues in this period while there was only a two-month inclusion in the same period last year, excluding the inter-company transactions among the group companies.

Revenue during the period derived from operations of AGI increased approximately 50% as compared with 2002. This significant organic growth is the result of the following factors:

1. An increase in routed freight traffic from existing agency partners;

2. An increase in the number of new overseas agency partners;

3. Improvements in the agency network which enabled AGI to secure new freight business;

4. Exploring new markets in India, Japan and Sri Lanka.

The revenue of Airgate represents approximately 70% of our total revenue for the period ended June 30, 2003. Airgate focuses its operations on the import of goods from the Far East. Airgate currently leases its own bonded warehouse where deconsolidation of cargo is performed. In order to explore new markets in the Midwest, Airgate established a new office in Chicago, Illinois in June 2002.

During the period, our cost of forwarding increased 131.25%, from $11,244,767 in 2002 to $26,003,696 in 2003. This increase in costs was due to the organic growth of AGI and the inclusion of Airgate freight costs in this period.

Gross margin for the period decreased from 16.99% in 2002 to 16.09% in 2003 and gross profit (revenue minus cost of forwarding) for the period increased 116.59%, from $2,301,368 in 2002, to $4,984,505 in 2003. Overall, we realized a net income of $95,820 in 2003 compared with a net income of $181,424 in 2002.

The results of operations for each segment are as follows:

Airfreight operations: Revenue from airfreight operations increased 112.15%, from $9,443,007 in 2002 to $20,033,792 in 2003. Airfreight revenue for AGI Group was $6,853,985, while airfreight revenue for Airgate was $15,782,866, and offsetting inter-company transactions totaled $2,603,059. The volumes of airfreight were improved in 2003 compared with 2002. The second Gulf War started in mid-March of 2003. Prior to the beginning of the war, importers were concerned about the possible impact of the war on costs, including extra payments for fuel and security. It was also expected that if war began, the space for airfreight shipment would be decreased in order to allow for space reallocations to the U.S. government. These factors led to an increase in air traffic prior to the beginning of the war in the first quarter. The tonnage increase caused the demand for shipment space to increase as well, which led to a rise in the cost of space in the first quarter. However, our rate adjustments to clients were limited to moderate levels, since customers were reluctant to absorb the whole magnitude of the rate increase. However, after the second Gulf War, the war surcharge and fuel surcharge were decreased. Because of the outbreak of SARS in Asia from the end of March 2003, both purchase orders and freight volume decreased, especially the volume of air export in May 2003. The volume for air-export for June and onwards was lower than that of last year. Many scheduled freighter and passenger flights were cancelled during the peak SARS period. For example, there was a 40% cancellation for the cargo flights of Cathay Pacific Airways during the SARS period. The supply of cargo space was decreased dramatically, and the freight cost was maintained at a high level. Except for the impact of SARS, the Company registered improvements. We had more new sources of customers and agents for air-import that led to an increase in air traffic. Costs for the airfreight forwarding operations increased 111.65%, from $7,849,712 in 2002 to $16,614,202 in 2003. Airfreight cost attributable to AGI Group was $5,649,314, while airfreight cost attributable to Airgate was $13,667,104, and offsetting inter-company costs were $2,702,216. The gross profit margin was increased from 16.87% in 2002 and 17.07 % in 2003. As a result of increased revenues and the increase in gross margins, overall gross profits increased 114.62% to $3,419,590.

Total segment overhead attributable to the airfreight operation increased from $831,239 in 2002 to $1,497,477 in 2003. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased 152.23% for the period, from $762,056 in 2002 to $1,922,113 in 2003. The increase in net income was mainly the result of the inclusion of Airgate's business and the improvement in the results of the AGI Group.

Sea freight operation: Revenue from sea freight operations increased 167.36% to $10,954,409 in 2003 from $4,097,192 in 2002. Sea freight revenue for AGI Group was $2,673,967, while sea freight revenue for Airgate was $8,599,843, and offsetting inter-company transactions were $319,401. The increase in revenue for the period was due to inclusion of Airgate revenues and to revenues derived from new customers in new markets. Since ocean liners proposed a general rate increase to take effect on May 1, 2003, customers increased their shipments in order to take advantage of lower rates in effect before the pending rate increases. Thus ocean traffic recorded an increase in the first quarter. Our new agents in Japan and Turkey introduced more customers into our network, which led to more revenue from Shanghai in the second quarter. The general increase of peak season surcharges and rate adjustments by ocean liners starting May 1, 2003, resulted in an incremental increase in ocean traffic costs. Costs for the sea freight forwarding operation increased 177.66%, from $3,381,663 in 2002 to $9,389,494 in 2003. Sea freight costs attributable to AGI Group were $2,098,479, while costs attributable to Airgate were $7,588,640, and inter-company costs were $297,625. As a result, the gross profit margin decreased from 17.46% in 2002 to 14.29% in 2003. However, as a result of increased revenues, overall gross profits increased 118.71%, to $1,564,915.

Total segment overhead attributable to the sea freight operation increased 171.45%, from $257,979 in 2002 to $700,273 in 2003. Overall net income for the sea freight operation increased 88.97%, from $457,550 in 2002 to $864,642 in 2003. The increase in net income was mainly the result of inclusion of Airgate's operations and the improvement in the results of the AGI Group.

OTHER OPERATING EXPENSES

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased 144.94%, to $4,590,107 in 2003 from $1,873,974 in 2002. The following factors caused the increase in expenses:

Due to the consolidation of Airgate's overhead in this quarter, there was a significant incremental increase in expenses for the following items: advertising, sales commissions, entertainment, insurance, legal and professional fees, local traveling, motor vehicle expenses, postage and courier fees, rent and rates, repair and maintenance, salaries and allowance, sundry expenses, telephone, fax and bank charges.

Overseas traveling: Expenses related to overseas traveling increased 10.02%, from $78,877 in 2002 to $86,781 in 2003. The increase in travel expenses was mainly due to costs attributable to an increased number of trips to the U.S., Singapore and Taiwan for meetings with investment bankers and discussions related to capital raising efforts.

Legal and professional fees: Total legal fees incurred during the period ended June 30, 2003 were $310,654, as compared to $41,451 in the prior year period. The increase in legal fees was primarily the result of matters related to working on a registration statement and work related to potential listing of our shares on a stock exchange.

DEPRECIATION AND AMORTIZATION

There was a significant increase in depreciation and amortization expense during the period ended June 30, 2003, which is attributable to the amortization of an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002. We recorded this asset at cost ($2,860,000) and it is being amortized on a straight-line basis over a period of 5 years. During the period ended June 30, 2003, the amortization expense attributable to this asset was $286,000.

NON-OPERATING INCOME

INTEREST AND OTHER INCOME

Interest and other income increased from $53,534 in 2002 to $86,143 in 2003. This was due to the interest income from loan receivables and management fee income received from third parties.

INTEREST EXPENSES

Interest expenses increased to $82,961 in 2003 from $40,117 in 2002. The increase in interest expenses is due primarily to bank trust receipts (invoice financing), bank loans and bank overdrafts involved.

OTHER RISK FACTORS

The Company's ability to provide service to its customers is highly dependent on good working relationships with a variety of entities such as airlines, steamship carriers and governmental agencies.

Unlike other U.S. logistics companies, the Company bears a significant amount of inventory risk. We pay for the guarantees we put up to the carriers, even if we do not have any customer cargo to fill the space. We are not able to ask our clients to make these guarantees and, accordingly, we assume all of the risks.

The Company has freight forwarders liability insurance that covers it against claims from clients. We take responsibility for the cargo, and we are responsible for its safe delivery. Therefore, we can be held responsible and incur losses if anything goes wrong.

Changes in governmental deregulation efforts, regulations governing the Company's products, and/or the international trade and tariff environment could all affect the Company's business in unpredictable ways.

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

The Company continues to assess and improve financial controls, and has negotiated successfully with its banks to get credit facilities for future financial needs.

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

7. Following the September 11 attacks, airlines charge additional costs such as a fuel surcharge, insurance surcharge and war risk surcharge. These surcharges are generally passed through to shippers and consignees, which increases their shipping costs. As a result of these increased costs, the shipping incentive of customers is reduced, and the rate of canceling orders has increased.

8. During March of 2003, The World Health Organization received reports of 'Severe Acute Respiratory Syndrome' in various parts of the world. SARS caused airlines to reduce capacity and adversely affected external trade from Hong Kong and the Pearl River Delta. In view of this, the Company recognizes that its performance in the second half of the year might be impacted by this health problem.

LIQUIDITY AND CAPITAL RESOURCES

We used $491,984 of cash in operating activities in the first half of 2003, as compared with cash inflow of $404,952 in the same period of 2002. This increase in the use of cash was mainly attributable to additional amounts used in deposits, prepayments and other receivables. It is also due to an increase in Deferred Tax assets.

Net cash used in investing activities was $250,314, and $349,297 in the first half of 2003 and 2002, respectively. During the period from January to June 2003, we paid back a $600,000 installment loan for the acquisition of Airgate. We also used $32,194 in acquiring plant and equipment to improve our office facilities. However, we also were paid a loan receivable of $238,290, and an additional $10,898 from the disposal of a subsidiary in 2002.

Additional cash deposits totaling approximately $376,209 were pledged to banks to generate additional bank facilities, and are classified as restricted cash. This increase was offset by the inception of bank overdrafts of $1.4 million.

Working capital was improved by $315,632, from $730,906 as of December 31, 2002, to $1,046,538 as of June 30, 2003 (inclusive of restricted cash of $3 million). We believe that we will be able to rely on cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following June 30, 2003. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs, if any.

We intend to continue our expansion plans through a mixture of organic growth and acquisitions. Future acquisitions will focus on companies that serve as freight forwarders in key markets or offer services (such as customs brokerage) that complement our existing services. We intend to achieve organic growth through the establishment of new branch offices in the U.S. and joint ventures in the PRC, and through a major marketing campaign through the Indian subcontinent, including India, Sri Lanka and Bangladesh. In order to achieve this goal, we will be required to raise a certain amount of capital. To a certain extent, these activities will have a significant impact on both liquidity and capital resources.

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

From time to time, we have entered into various contractual obligations, which may be summarized as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	Thereafter
	$	$	$	$	$
Finance lease Obligations	81,218	36,150	45,068	-	-
Secured Loan	300,000	300,000	-	-	-
Unsecured Bank Loans	37,858	37,858	-	-	-
Operating Leases	1,285,914	392,012	441,165	391,820	60,917
Cargo Space Commitments	512,821	512,821	-	-	-
Material Employment Agreements	1,122,750	499,000	623,750	-	-

We have finance lease obligations of $81,218 as of June 30, 2003, of which $36,150 is repayable within one year, and $45,068 is repayable after 1 year.

As of June 30, 2003, we have $300,000 in loan payables to Mr. Scott Turner (our director) and Mr. Thomas Zambuto, in respect of the consideration for the acquisition of Airgate International Corp. Pursuant to the stock purchase agreements, these $300,000 in loans bear interest on a per annum basis at the prime rate plus 1.5%, and are repayable in two quarterly installments. The loans are secured by a pledge of the Airgate shares acquired in this transaction. Messrs. Turner and Zambuto waived the interest payment due on June 30, 2003.

The amount due to directors, totaling $97,868, is comprised of $89,174 due to Mr.Turner, which includes an outstanding balance of $150,000 representing partial consideration for the acquisition of Airgate International Corp., after netting off a loan receivable of $60,826 due from him to a subsidiary. It also includes $8,694 due to another director. Debts maturing within one year include a loan payable of $150,000 due to Mr. Zambuto, representing partial consideration for the acquisition of Airgate, and an unsecured short-term bank loan of $37,858.

We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong and China. The total outstanding lease commitments under non-cancelable operating leases are $1,285,914 as of June 30, 2003. As of June 30, 2003, the current portion of these commitments of $392,012 is payable within one year.

We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of June 30, 2003, the amount outstanding for such commitments to be entered in 2003 was approximately $512,821.

In connection with the acquisition of Airgate International Corporation, we also entered into three-year employment agreements, dated April 30, 2002, with Mr. Turner and Mr. Zambuto, respectively, as described in a Current Report on Form 8-K filed on May 14, 2002. Under these agreements, we agreed to pay each of them an annual base salary of $249,500 per annum commencing January 1, 2003, and for each year thereafter during the term of their employment agreements.

As of June 30, 2003, our commercial commitments may be summarized as follows:

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year
	$	$
Overdraft	2,110,968	2,110,968
Invoice Trust Receipt	1,909,725	1,909,725
Short-tern bank loans	37,858	37,858
Guarantees by bank	269,230	269,230

As of June 30, 2003, to finance our working capital, our available banking facilities were approximately $6.6 million, mainly obtained from creditworthy commercial banks in Hong Kong. As of that date, the total amount of bank credit facilities utilized was $4,327,781. This was made up of (i) $2,110,968 of overdrafts; (ii) $1,909,725 of invoice trust receipts included in trade payables; (iii) $37,858 of short-term bank loans; and (iv) $269,230 of bank guarantees for granting credit facilities to a subsidiary for airfreight payment. While these banks are not obligated to advance any further funds to us, we believe that absent any significant downtrend in business, these sources of credit will continue to be available to us.

OUTLOOK

Despite a global economic downturn, we believe the following factors may have a positive impact on our future results of operation and our financial conditions:

Closer Economic Partnership Arrangement ("CEPA")

The Closer Economic Partnership Arrangement that was signed on June 29, 2003, which originally is focused on stimulating and enhancing Hong Kong's economy recovery. In theory, this act significantly lowers the barriers for Hong Kong enterprises to tap the mainland China market.

Under the CEPA, Hong Kong companies are permitted to set up wholly owned enterprises in the Mainland to provide logistics services and related consultancy services for ordinary road freight, and to engage in the management and operation of logistics services through electronic means. It permits freight forwarding agents to operate in the Mainland on a wholly owned basis a full two years ahead of China's WTO entrance timetable, and will permit such agents to enjoy national treatment in respect of the minimum registered capital requirement. In addition, it eliminates the import tariffs to the Mainland on a host of goods made in Hong Kong, allowing most Hong Kong companies to sell high value-added products across the border. In terms of economic benefits, the CEPA has good potential to open up many new business opportunities in the Mainland for Hong Kong. Although it is difficult to quantify the potential benefit we may realize from CEPA, through our Hong Kong-based AGI Logistics (HK) Ltd and AGI China Ltd, we believe we can enjoy "first mover" advantage.

Outsourcing of non-core activities

Companies are increasingly outsourcing freight forwarding; warehousing and other supply chain activities so that they may focus on their respective core competencies. Companies are increasingly turning to freight forwarders, and logistics and supply chain management providers, to manage their purchase orders and assure timely delivery of products at a lower cost and at greater efficiency than if the function was undertaken directly.

Globalization of trade

As barriers to international trade are gradually reduced, international trade will similarly increase. In addition, companies are increasingly sourcing for supplies and raw materials from the most competitive suppliers throughout the world. This form of sourcing would generally also lead to increased volumes of trade.

Increased need for time-definite delivery

The demand for just-in-time and other time definite delivery has increased as a result of the globalization of manufacturing, greater implementation of demand-driven supply chains, the shortening of product cycles and the increasing value of individual shipments.

A shift towards a decreasing number of global supply chain management providers

Companies are decreasing the number of freight forwarders and supply chain management providers with which they interact so that they might work with a limited number of providers who are familiar with their requirements, processes and procedures, and who can function as long-term partners. As such, freight forwarders that are globally integrated and are able to provide a full complement of services, including pick-up and delivery, shipment via air, sea and land, warehousing and distribution and customs brokerage, are well positioned to gain from this shift.

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

(c) One report on Form 8-K was filed during the quarter ended June 30, 2003. The report was dated June 17, 2003, and was filed to report that a press release had been filed to announce that the company had restated its financial statements for the second and third quarters of 2002, for the year ended December 31, 2002, and for the first quarter of 2003. No financial statements were included in the report on Form 8-K.

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

Date: August 14, 2003

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

Date: August 14, 2003	By:/S/ SCOTT TURNER Scott Turner, President and Director

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

Date: August 14, 2003	By:/S/ ALFRED LAM Alfred Lam, Chairman and Treasurer

Exhibit 99.1

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacific CMA, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott Turner, President and a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ SCOTT TURNER

Scott Turner, President and Director

Date: August 14, 2003

Exhibit 99.2

PACIFIC CMA, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacific CMA, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alfred Lam, Chairman, Treasurer, and a Director, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ ALFRED LAM

Alfred Lam, Chairman, Treasurer and Director

Date: August 14, 2003