Form 10QSB
period 2003-09-30
PACIFIC CMA INC
filed 2003-11-17
CIK 1071775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2003.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 2003, there were 22,422,450 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

PACIFIC CMA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2003

INDEX TO FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

PACIFIC CMA, INC.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)
	(Unaudited)
	September 30, 2003	December 31, 2002
	$	$
ASSETS

Current assets
Cash and cash equivalents	676,791	441,657
Restricted cash	2,279,117	2,655,589
Trade receivables, net of allowance for doubtful accounts of $137,289	7,494,292	6,464,141
Deposits, prepayments and other	2,339,696	1,116,007
Loan receivable	76,874	249,600
Deferred income taxes	82,350	82,350

Total current assets	12,949,120	11,009,344

Property, plant and equipment, net	274,654	361,578
Goodwill	2,683,768	2,683,768
Intangible asset, net	2,049,667	2,478,667
Deferred taxes	2,613	2,613
Loan receivable	-	66,224
Certificate of deposit	50,000	50,000
Restricted cash	769,231	-

Total assets	18,779,053	16,652,194

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	September 30, 2003	December 31, 2002
	$	$
LIABILIITES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdrafts	2,578,858	742,914
Trade payables	8,674,150	7,855,965
Accrued charges and other creditors	292,679	509,316
Due to directors	99,382	411,667
Obligations under finance leases	43,984	38,124
Debt maturing within one year	396,930	479,607
Tax payable	269,546	240,845

Total current liabilities	12,355,529	10,278,438
Obligations under finance leases	28,196	37,820
Deferred tax liability	387,697	580,747

Total liabilities	12,771,422	10,897,005

Commitments and contingencies (Note 9)	-	-

Stockholders' equity
Common stock with no par value	1,592,343	1,551,865
Additional paid-in capital	1,786,718	1,786,718
Other comprehensive loss	(8,325)	(8,325)
Retained earnings	2,636,895	2,424,931

Total stockholders' equity	6,007,631	5,755,189

Total liabilities and stockholders' equity	18,779,053	16,652,194

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) Three months ended September 30,		(Unaudited) Nine months ended September 30,
	2003	2002	2003	2002
	$	$	$	$

Freight forwarding income	19,550,380	17,493,832	50,538,581	31,039,968

Operating expenses
Cost of forwarding	(16,777,218)	(14,719,203)	(42,780,914)	(25,963,970)
Selling and administrative expenses	(2,493,373)	(1,966,707)	(7,083,480)	(3,843,125)
Depreciation and amortization	(191,252)	(190,943)	(577,988)	(389,169)

Total operating expenses	(19,461,843)	(16,876,853)	(50,442,382)	(30,196,264)

Income from operations	88,537	616,979	96,199	843,704

Non-operating income (expense)
Net gain on disposal of a subsidiary	-	-	-	11,390
Interest and other income	57,806	42,646	143,949	96,179
Interest expense	(47,782)	(23,347)	(130,743)	(61,020)

Net non-operating income	10,024	19,299	13,206	46,549

Income before income taxes	98,561	636,278	109,405	890,253

Provision for income taxes	17,583	(248,880)	102,559	(321,431)

Net income	116,144	387,398	211,964	568,822

Net income per share

Weighted average number of shares outstanding
Basic	22,434,134	22,198,312	22,433,823	21,240,636

Diluted	22,611,786	22,322,543	22,611,475	21,364,867

Net income per share of common stock Basic and Diluted	0.01	0.02	0.01	0.03

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

(CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

	Unaudited Nine months ended
	September 30, 2003	September 30, 2002
	$	$
Cash flows from operating activities:
Net income	211,964	568,822

Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	577,988	389,169
Loss on disposal of property, plant and equipment	11,021	6,773
Net gain on disposal of a subsidiary	-	(11,390)
Compensation cost	93,446	57,575

Changes in working capital:
Tax refundable	-	24,453
Trade receivables	(1,030,151)	(1,295,696)
Deposits, prepayments and other	(1,542,042)	(727,173)
Deferred taxes	(193,050)	276,638
Trade payables	818,185	1,454,337
Accrued charges and other creditors	(216,637)	(185,086)
Tax payable	28,701	(20,784)

Net cash (used in) provided by operating activities	(1,240,575)	537,638

Cash flows from investing activities:
Loan receivable	238,950	28,628
Acquisition of property, plant and equipment	(47,495)	(129,246)
Sales proceeds from disposal of property, plant and equipment	10,897	15,000
Instalments paid for acquisition of a subsidiary	(600,000)	(313,618)
Instalments received for disposal of a subsidiary	265,385	29,724

Net cash used in investing activities	(132,263)	(369,512)

Cash flows from financing activities:
Restricted cash	(392,759)	(1,058,722)
Inception of new finance lease contracts	-	28,205
Capital element of finance lease payments	(40,251)	(24,003)
Repayment to a director	(12,285)	(159,147)
Bank overdrafts	1,835,944	973,480
Borrowing of short-term debts	320,513	40,027
Repayment of short-term debts	(103,190)	(211,612)

Net cash provided by (used in) financing activities	1,607,972	(411,772)

Net increase (decrease) in cash and cash equivalents	235,134	(243,646)
Exchange difference	-	205
Cash and cash equivalents at beginning of period	441,657	841,472

Cash and cash equivalents at end of period	676,791	598,031

See notes to condensed consolidated financial statements.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") as of September 30, 2003 and December 31, 2002 and for the nine months and three months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the condensed consolidated financial statements have been made.

The condensed consolidated statement of operations for the nine months and three months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2002 included in the Company's Form 10-KSB filed on April 10, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and other provisions are effective for fiscal years beginning after December 15, 2002. The adoption of SFAS No. 148 will not have any significant impact on the Group's condensed consolidated financial statements.

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

The Airgate acquisition occurred on April 30, 2002, shortly after the required implementation date of SFAS No. 141 and SFAS No. 142. At the time of the transaction, the Company made a diligent attempt to apply the provisions of SFAS No. 141. It determined that it did not have a legal-contractual relationship with its customers. Further, it did not believe that its relationship with its customers met the 'separability' criterion. However, the Company understands that in adopting SFAS No. 141, practice has evolved which considers a broader concept of customer relationship intangibles. Accordingly, Management now believes that a portion of the purchase price of Airgate should be assigned to a non-contractual customer relationship intangible asset with its corresponding deferred tax liability recognized in accordance with SFAS No. 109.

The restatement is attributable only to the recognition of a non-contractual customer relationship, its amortization charges as well as the corresponding tax benefits. The restatement decreased the Group's 2002 first three quarters' net income by $154,028 from $722,850 or $0.03 per share, as originally reported, to $568,822 or $0.03 per share. As a result, the restatement reduced the Group's retained earnings by $154,028 from $2,444,931 as originally reported, to $2,290,903. Operating expenses and provision for income taxes for the 2002 third and first three quarter presented herein have been restated.

Note 2. Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3. Comprehensive income

Comprehensive income for the three months and nine months ended September 30, 2003 and 2002 equaled the reported net income. Accumulated other comprehensive loss for all periods represent foreign currency translation gains and losses resulting from the translation of subsidiaries' financial statements denominated in currencies other than United States dollars into United States dollars.

PACIFIC CMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share

(unaudited) Three Months Ended September30,		(unaudited) Nine Months Ended September 30,
2003	2002	2003	2002
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	$		$	$		$	$		$	$		$

Net Income	116,144			387,398			211,964			568,822

Basic EPS
Income available to common stockholders	116,144	22,434,134	0.01	387,398	22,198,312	0.02	211,964	22,433,823	0.01	568,822	21,240,636	0.03

Effect of dilutive securities
Stock options	-	177,652		-	124,231		-	177,652		-	124,231

Diluted EPS
Income available to common stockholders and assumed conversions	116,144	22,611,786	0.01	387,398	22,322,543	0.02	211,964	22,611,475	0.01	568,822	21,364,867	0.03

Stock options were granted to purchase 200,000 shares of common stock at an exercise price of $0.098 on September 1, 2000. These options are still outstanding at the end of September 30, 2003 and will expire on August 31, 2005.

During the first and third quarter of 2003, stock grants to purchase 900 shares and 28,000 shares of common stock have been granted and exercised at an exercise price of $nil respectively pursuant to the terms stipulated in the Company's 2000 Stock Plan. In addition, on July 12, 2003, 32,000 shares of common stock were also issued to a public relation consultant firm as a consideration for services rendered. (note 5).

Note 5. Common Stock

As of September 30, 2003 and December 31, 2002, the Company's authorized capital stock comprised of 100,000,000 shares of common stock, no par value and 10,000,000 shares of preferred stock, no par value. As of September 30, 2003 and December 31, 2002, the Company's issued and outstanding capital stock comprised of 22,422,450 and 22,483,350 shares of common stock and no shares of preferred stock respectively.

On February 4, 2003, 900 shares of common stock were issued pursuant to the Company's 2000 Stock Plan (note 4). These shares are valued at approximately $558.

On July 12, 2003, 32,000 shares of common stock were issued to a public relation consultant firm as consideration for its services to promote the Group's business image. These shares are valued at approximately $23,680. No cash consideration was received in respect of the stock issue.

On August 14, 2003, 28,000 shares of common stock were issued pursuant to the Company's 2000 Stock Plan. These shares are valued at approximately $16,240. The stock grants were made to the Group's employees as compensation for their services and no cash consideration was received.

Note 6. Pledge of Assets

At balance sheet date, the Group had pledged the following assets:

Restricted cash deposits of $3,048,348 in respect of general banking facilities granted by bankers.

(b) Shares in the newly acquired subsidiary (representing 81% interest) to the sellers in respect of the consideration payable to them for the acquisition of the subsidiary.

Note 7. Banking facilities

As of September 30, 2003, to finance its working capital the Group's available banking facilities were approximately $7,000,000 mainly obtained from creditworthy commercial banks in Hong Kong. As of that date, the total amount of banking facilities utilized was $4,413,629. This was made up of (i) about $2,578,858 of overdrafts; (ii) about $1,436,423 of invoice trust receipts which are included in trade payables; (iii) about $129,118 of short-term bank loans; and (iv) about $269,230 of bank guarantees for granting credit facilities to a subsidiary for airfreight payment.

Note 8. Non-cash transactions

In addition to the information disclosed elsewhere in these financial statements, during the first quarter of 2003, the Group entered into finance lease arrangements in respect of assets with a total capital value at the inception of the contracts of $36,487.

Note 9. Commitments and contingencies

Commitments under operating leases

During the nine-months ended September 30, 2003, the Group has entered into a new operating lease agreement in respect of an office space. As of September 30, 2003, its future minimum lease payments are $70,400.

Cargo space commitments

The Group has entered into written agreements with various carriers pursuant to which the Group is committed to utilize a guaranteed minimum amount of cargo space each year. As of September 30, the minimum amount of such cargo space committed to utilize is approximately $11,420,000, of which approximately $1,800,000 is to be utilized in 2003.

Note 10. Related party transactions

Name and relationship of related parties

Name	Relationship with the Company
Mr. Lam King Ko, Alfred ('Mr. Lam')	Shareholder and director of the Company
Mr. Scott Turner ('Mr. Turner')	Shareholder and director of the Company
Ms. Chan Wai Ying, Louisa ('Ms. Chan')	Director of the Company

During the three months and nine months ended September 30, 2003 and 2002, the Group had the following balances and transactions with related parties:

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2003	2002	2003	2002
	$	$	$	$
Acquisition of a subsidiary from Mr. Turner:
- consideration paid	-	-	300,000	150,000

(a) As of September 30, 2003, the balance due to Mr. Lam from the Group amounting to $9,548 is collateralized, interest-free and has no fixed repayment terms.

(b) The consideration payable to Mr. Turner for the acquisition of Airgate, after netting off a loan receivable of $60,166 due from him to Airgate, is $89,834, which is collateralized by Airgate's shares, interest-free and repayable in December 2003 pursuant to the stock purchase agreement.

(c) As of September 30, 2003, general banking and loan facilities granted by various bankers to the Group were secured by Mr. Lam's and Ms. Chan's personal guarantees amounting to approximately $6,603,000.

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

(i) The following table summarized the Group's operations for the nine months ended September 30, 2003 and 2002 (unaudited) analyzed into air, sea and land forwarding services:

	Air Forwarding		Sea Forwarding		Land Forwarding		Total
	2003	2002	2003	2002	2003	2002	2003	2002
	$	$	$	$	$	$	$	$

Turnover	31,340,435	20,322,755	19,198,146	10,711,276	-	5,937	50,538,581	31,039,968

Cost of forwarding	(26,241,456)	(16,924,214)	(16,539,458)	(9,026,363)	-	(13,393)	(42,780,914)	(25,963,970)

Depreciation and amortization	(356,161)	(218,855)	(125,166)	(69,638)	-	(3,793)	(481,327)	(292,286)

Interest expenses	(70,095)	(57,349)	(3,921)	(2,900)	-	(771)	(74,016)	(61,020)

Other segment expenses attributable to segment	(1,938,727)	(1,207,060)	(1,016,517)	(537,210)	-	(13,057)	(2,955,244)	(1,757,327)

Taxation	70,501	(203,934)	32,058	(117,497)	-	-	102,559	(321,431)

Segment income (loss)	2,804,497	1,711,343	1,545,142	957,668	-	(25,077)	4,349,639	2,643,934
Net other unallocated expenses							(4,137,675)	(2,075,112)

Net income							211,964	568,822

Note 11. Segment Information (continued)

(a) Business segments (continued)

(ii) The following table summarized the selected segment data for the three months ended September 30, 2003 and 2002 (unaudited):

	Air Forwarding		Sea Forwarding		Land Forwarding		Total
	2003	2002	2003	2002	2003	2002	2003	2002
	$	$	$	$	$	$	$	$

Turnover	11,306,643	10,879,425	8,243,737	6,614,407	-	-	19,550,380	17,493,832

Cost of forwarding	(9,627,254)	(9,084,972)	(7,149,964)	(5,634,231)	-	-	(16,777,218)	(14,719,203)

Depreciation and amortization	(116,951)	(120,463)	(41,795)	(39,819)	-	-	(158,746)	(160,282)

Interest expenses	(24,473)	(21,817)	(1,657)	(1,530)	-	-	(26,130)	(23,347)

Other segment expenses attributable to segment	(658,910)	(602,773)	(384,075)	(286,138)	-	-	(1,042,985)	(888,911)

Taxation	3,329	(163,120)	14,254	(85,760)	-	-	17,583	(248,880)

Segment income	882,384	886,280	680,500	566,929	-	-	1,562,884	1,453,209
Net other unallocated expenses							(1,446,740)	(1,065,811)

Net income							116,144	387,398

(iii) The following table summarized the Group's assets as of period ended September 30, 2003 and 2002 (unaudited) analyzed into air, sea and land forwarding services:

	Air Forwarding		Sea Forwarding		Land Forwarding		Total
	2003	2002	2003	2002	2003	2002	2003	2002
	$	$	$	$	$	$	$	$

Goodwill	2,012,826	2,012,826	670,942	670,942	-	-	2,683,768	2,683,768
Intangible asset, net	1,537,250	1,966,250	512,417	655,417	-	-	2,049,667	2,621,667
Other assets	9,812,243	8,894,235	4,233,375	2,855,596	-	17	14,045,618	11,749,848

Total assets	13,362,319	12,873,311	5,416,734	4,181,955	-	17	18,779,053	17,055,283

Note 11. Segment Information (continued)

(b) Details of individual customers accounting for more than 5% of the Group's sales for the three months and nine months ended September 30, 2003 and 2002 are as follows:

	(Unaudited) Three months ended September 30,		(Unaudited) Nine months ended September 30,
	2003	2002	2003	2002

Major customer	%	%	%	%

B	19	17	15	14
C	-	5	-	-
D	-	6	-	-
Q	7	-	6	-
R	14	-	13	-

(c) Geographical segments

The table below summarized the Group's turnover for the three months and nine months ended September 30, 2003 and 2002 analyzed into geographical locations:

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2003	2002	2003	2002
	$	$	$	$
Turnover

* IATA Area 1	2,291,283	2,632,916	6,385,094	7,415,113
* IATA Area 2	5,239,057	1,492,817	10,251,673	2,772,636
* IATA Area 3	12,020,040	13,368,099	33,901,814	20,852,219

TOTAL	19,550,380	17,493,832	50,538,581	31,039,968

(d) Geographical segments

The table below summarized the Group's assets as of period ended September 30, 2003 and 2002 analyzed into geographical locations:

	(unaudited) As of September 30, 2003			(unaudited) As of September 30, 2002
	Trade receivables	Other assets	Total assets	Trade receivables	Other assets	Total assets
	$	$	$	$	$	$

Assets
*IATA Area 1	5,752,194	5,876,094	11,628,288	5,079,368	5,479,453	10,558,821
*IATA Area 2	178,062	-	178,062	99,151	-	99,151
*IATA Area 3	1,564,036	5,408,667	6,972,703	1,233,059	5,164,252	6,397,311

TOTAL	7,494,292	11,284,761	18,779,053	6,411,578	10,643,705	17,055,283

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

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of an impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. As of September 30, 2003, goodwill totaled approximately $2.68 million, intangible amounted to approximately $2 million and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $274,654.

As required by SFAS No. 142, goodwill and intangible assets with indefinite lives are to no longer to be amortized, but rather are to be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives be amortized over their respective lives to their estimated residual value and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". On April 30, 2002, we acquired 81% of the common stock of Airgate International Corporation, a privately held New York based freight forwarder. As required by SFAS No. 142, we allocated the purchase price to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition. We recorded $2.86 million of intangible assets with finite lives (customer relationships) and $2.68 million in goodwill associated with this acquisition. The intangible customer relationship asset is amortized over a period of five years while goodwill is not amortized, but rather is tested annually for impairment in accordance with SFAS No. 142. The acquisition was accounted for as a purchase, and the results of operations of Airgate for the period from January 1, 2003 to September 30, 2003, and its financial condition as of December 31, 2002 and September 30, 2003 are reflected in our condensed consolidated financial statements as of December 31, 2002 and September 30, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

OVERVIEW

The following discussion is applicable to the Company's financial condition and results of operations for the periods ended September 30, 2003 and September 30, 2002.

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

The following discussion concerning results of operations and liquidity and capital resources of Pacific CMA, is based solely upon the business operations which are carried on by the group consisting of its wholly owned subsidiary AGI and its subsidiaries, and the results of Airgate from January to September 2003.

The significant new developments, which have occurred during the period ending September 30, 2003, include the following:

1. We entered into agreements with new agency partners in Dubai and Sri Lanka.

2. We made plans to expand our investment in Shanghai, PRC, starting from the second quarter of 2003.

3. Airgate International Corp. officially accepted as a member of the Customs-Trade Partnership Against Terrorism (C-TPAT) program, a joint initiative between the U.S. government and business, aimed at increasing the protection of cargo into and out of the United States while simultaneously improving the flow of trade. It is anticipated that certified C-TPAT participants will benefit through reduced inspections and border processing time and a closer working relationship with U.S. Customs representatives

4. Pacific CMA, Inc. concluded its first U.S.-based commercial banking agreement with Far East National Bank providing up to $2,500,000 in funding for both general corporate purposes as well as funding of account receivables

5. Pacific CMA, Inc. retains Duncan Capital LLC as its Investment Banker.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

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

Total revenue for the three months ended September 30, 2003, increased 11.76% compared with the three months ended September 30, 2002, from $17,493,832 in 2002 to $19,550,380 in 2003. The increase in revenue was due to organic growth of both AGI and Airgate, excluding the inter-company transactions among the group companies.

Revenue growth for the quarter was impacted by the recent phenomenon in the U.S. retail manufacturing industry (particularly apparel) to reduce excess inventory exposure by delaying usual pre-holiday manufacturing levels by at least two weeks. Recognizing recent growth trends in the world economy, this sector has actually returned to normal purchase and inventory levels during the current quarter. The result should be a pickup in business levels in the fourth quarter which offsets the delayed business levels from the third quarter.

The two weeks apparel manufacturing industry production delay also impacted our Company's business mix between freight and cargo for the quarter. As retail manufacturing clients lowered their manufacturing levels for the quarter, the percentage of our mix increased in the cargo shipping category, as air cargo needs dropped (which is heavily garment manufacturing driven) with the retail manufacturing drop.

The revenue of Airgate represented approximately 75% of our total revenue for the third quarter of 2003. Airgate focuses its operations on the import of goods from the Far East, and leases its own bonded warehouse where deconsolidation of cargo is performed. In order to explore new markets in the Midwest, Airgate established a new office in Chicago, Illinois in June 2002.

During the period, our cost of forwarding increased 13.98%, from $14,719,498 in 2002 to $16,777,218 in 2003. This increase in costs was primarily the result of our organic growth.

Gross margin for the period decreased from 15.86% in 2002 to 14.18 % in 2003 and gross profit (revenue minus cost of forwarding) for the period increased $1,467 from $2,774,629 in 2002, to $2,773,162 in 2003. Overall, we realized a net income of $116,144 in 2003 compared with a net income of $330,716 in 2002.

The results of operations for each segment are as follows:

Airfreight operations: Revenue from airfreight operations increased 3.93% from $10,879,425 in 2002 to $11,306,643 in 2003. Airfreight revenue for AGI Group was $3,594,369, while airfreight revenue for Airgate was $9,085,964, and offsetting inter-company transactions totaled $1,373,690. The volumes of airfreight were improved in 2003 compared with 2002 but our results for the third quarter of 2003 continued to be adversely affected by the outbreak of the SARS virus in Asia which began at the end of March, 2003. Both the number of purchase orders and freight volumes were decreased during the second quarter of 2003 as a result of the SARS outbreak. In addition, the supply of cargo space was decreased dramatically as a result of cancellation of many freighter and passenger flights, and freight costs were maintained at a high level. Although freight volumes began to increase again in the third quarter after the SARS outbreak was contained, the tight supply of air space continued and our power to increase prices to our customers was limited. Except for the SARS factor, the Company actually experienced operating improvements in 2003 as compared to 2002. Compared with last year, we had more new sources of customers and agents for the business of air import. The amount of traffic to India was increased, and there was new traffic to Mobasa, Africa. In addition, after the end of the second Gulf War, the war surcharge and fuel surcharge were decreased which led to an increase in air traffic. Costs for airfreight forwarding operations increased 5.97%, from $9,084,972 in 2002 to $9,627,254 in 2003. Airfreight cost attributable to AGI Group was $3,054,588, while airfreight cost attributable to Airgate was $7,946,356, and offsetting inter-company costs were $1,373,690. The gross profit margin was decreased from 16.49% in 2002 to 14.85% in 2003. The overall gross-profit was decreased from $1,794,453 in 2002 to $1,679,389 in 2003 .

Total segment overhead attributable to the airfreight operation decreased from $908,173 in 2002 to $ 797,005 in 2003. Details regarding the overhead expenses are discussed below under the section titled "Other Operating Expenses."

Overall, net segment income for the airfreight operation was slightly decreased for the period, from $886,280 in 2002 to $882,384 in 2003.

Sea freight operation: Revenue from sea freight operations increased 24.63% to $8,243,737 in 2003 from $6,614,407 in 2002. Sea freight revenue for AGI Group was $1,670,437, while sea freight revenue for Airgate was $6,749,072, and offsetting inter-company transactions were $175,772. The increase in revenue for the period was due to revenues derived from new customers in new markets as well as an increase in shipment quantities. The addition of new agents in India, Japan and Turkey resulted in more customers using our network and increased business in the growing Shanghai marketplace. There was also an incremental increase in our revenues from freight consolidation in Chicago. Since ocean liners had a general rate increase, which became effective May 1, 2003 (peak season surcharge and rate adjustment), ocean traffic costs also recorded an increase. Costs for sea freight forwarding operations increased 26.90%, from $5,634,231 in 2002 to $7,149,964 in 2003. Sea freight costs attributable to AGI Group were $1,295,335, while costs attributable to Airgate were $6,030,401, and inter-company costs were $175,772. The gross profit margin was relatively constant. It was 14.82% in 2002, and 13.27% in 2003. However, as a result of increased revenues, overall gross profits increased 11.59% to $1,093,773.

Total segment overhead attributable to sea freight operations increased 8.91%, from $379,454 in 2002 to $413,247 in 2003. Overall net income for sea freight increased 20.03%, from $566,929 in 2002 to $680,500 in 2003.

OTHER OPERATING EXPENSES

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses during the third quarter increased 26.78%, to $2,493,373 in 2003 from $1,966,707 in 2002. The following factors caused the increase in expenses:

There was a significant incremental increase in expenses for the following items in this quarter: compensation costs for Employee Stock Plan, sales commissions, insurance, local traveling, postage and courier fees, as well as salaries and allowances..

DEPRECIATION AND AMORTIZATION

There was a significant increase in depreciation and amortization expense in the third quarter of 2003, which is attributable to the amortization of an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002. We recorded this asset at cost $2,860,000, and it is being amortized on a straight-line basis over a period of 5 years. During the three months ended September 30, 2003, the amortization expense attributable to this asset was $143,000.

NON-OPERATING INCOME

INTEREST EXPENSES

Interest expenses increased to $47,782 in the third quarter of 2003, from $23,347 in third quarter of 2002. The increase in interest expenses is due primarily to the bank trust receipts (invoice financing), bank loans and bank overdrafts involved

NET INCOME~~.~~

Net income in the third quarter of 2003 amounted to $116,144 as compared with $387,398 for the third quarter of 2002. The decrease in net income was due to the revenue and cost factors explained above.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

BUSINESS SEGMENT OPERATING RESULTS

Total revenue for the nine-month period ended September 30, 2003 increased 62.82% compared with the period ended September 30, 2002, from $31,039,968 in 2002 to $50,538,581 in 2003. The increase in revenue was primarily the result of the organic growth of AGI as well as the inclusion of Airgate's revenues for the full nine-month period (as compared to the inclusion of only five months in 2002.

During the first nine months of 2003, our Company's revenue growth was also less than expected because of impacts from the second Gulf War and the outbreak of the SARS virus this spring. Both of these factors substantially dissipated in the third quarter.

Revenue derived from the operations of AGI increased approximately 12.49% during the period as compared with 2002. This significant organic growth was the result of the following factors:

1. An increase in routed freight traffic from existing agency partners;

2. An increase in the number of new overseas agency partners;

3. Improvements in the agency network which enabled AGI to secure new freight business;

4. Entering new markets in India, Japan and Sri Lanka.

The revenue of Airgate represented approximately 73% of our total revenue for the nine-month period ended September 30, 2003. Airgate focuses its operations on the import of goods from the Far East. Airgate currently leases its own bonded warehouse where deconsolidation of cargo is performed. In order to enter new markets in the Midwest, Airgate established a new office in Chicago, Illinois in June 2002.

During the period, our cost of forwarding increased 64.77%, from $25,963,970 in 2002 to $42,780,914 in 2003. This increase in costs was due to the organic growth of AGI and to the inclusion of Airgate freight for the full nine-month period.

Gross margin for the period decreased from 16.35% in 2002 to 15.35% in 2003 and gross profit (revenue minus cost of forwarding) for the period increased 52.83%, from $5,075,998 in 2002, to $7,757,667 in 2003. Overall, we realized a net income of $211,964 in 2003 compared with a net income of $722,850 in 2002.

The results of operations for each segment are as follows:

Airfreight operations: Revenue from airfreight operations increased 54.21%, from $20,322,755 in 2002 to $31,340,435 in 2003. Airfreight revenue for AGI Group was $10,448,354, while airfreight revenue for Airgate was $24,868,830, and offsetting inter-company transactions totaled $3,976,749. The volumes of airfreight were improved in 2003 compared with 2002, but in 2003 our results were adversely affected by both the second Gulf War and by the outbreak of the SARS virus in Asia. Prior to the beginning of the war, importers were concerned about the possible impact of the war on costs, and extra payments for fuel and security. It was also expected that if war began, the space for airfreight shipment would be decreased in order to allow for space reallocations to the U.S. government. These factors led to an increase in air traffic prior to the beginning of the war in the first quarter. The tonnage increase caused the demand for shipment space to increase as well, which led to a rise in the cost of space in the first quarter. Rate adjustments to clients were limited to moderate levels, since customers were reluctant to absorb the whole magnitude of the rate increase. Both the number of purchase orders and freight volumes were decreased during the second quarter of 2003 as a result of the SARS outbreak. In addition, the supply of cargo space was decreased dramatically as a result of cancellation of many freighter and passenger flights, and freight costs were maintained at a high level. Although freight volumes began to increase again in the third quarter after the SARS outbreak was contained, the tight supply of air space continued and our power to increase prices to our customers was limited. Except for the SARS factor and the impact of the second Gulf War, the Company actually experienced operating improvements in 2003 as compared to 2002. We had more new sources of customers and agents for air-import that led to an increase in air traffic, like those to India, and the new traffic to Mobasa, Africa. Costs for the airfreight forwarding operations increased 55.05%, from $16,924,214 in 2002 to $26,241,456 in 2003. Airfreight cost attributable to AGI Group was $8,703,903, while airfreight cost attributable to Airgate was $21,613,460, and offsetting inter-company costs were $4,075,907. The gross profit margin was quite constant, 16.72% in 2002 and 16.27 % in 2003. As a result of increased revenues, overall gross profits increased 50.03% to $5,098,979.

Total segment overhead attributable to the airfreight operation increased from $1,687,198 in 2002 to $2,294,482 in 2003. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased 54.10% for the period, from $1,711,343 in 2002 to $2,804,497 in 2003. The increase in net income was mainly the result of the inclusion of Airgate's business and the improvement in the results of the AGI Group.

Sea freight operation: Revenue from sea freight operations increased 79.23% to $19,198,146 in 2003 from $10,711,276 in 2002. Sea freight revenue for AGI Group was $4,344,404, while sea freight revenue for Airgate was $15,348,916, and offsetting inter-company transactions were $495,174. The increase in revenue for the period was due to inclusion of Airgate revenues for the full nine-month period (as compared ton only five months in 2002), and to revenues derived from new customers in new markets. Since ocean liners proposed a general rate increase to take effect on May 1, 2003, customers increased their shipments in order to take advantage of lower rates in effect before the pending rate increases. Thus ocean traffic recorded an increase in the first quarter. In addition, our new agents in India, Japan and Turkey introduced more customers into our network which led to more revenue from the Shanghai market in the second and third quarters. There was also an increment in the quantity of freight consolidation in Chicago. The general increase of peak season surcharges and rate adjustments by ocean liners starting May 1, 2003, resulted in an increase in ocean traffic costs. Costs for the sea freight forwarding operation increased 83.24%, from $9,026,363 in 2002 to $16,539,458 in 2003. Sea freight costs attributable to AGI Group were $3,393,815, while costs attributable to Airgate were $13,619,041, and inter-company costs were $473,398. As a result, the gross profit margin decreased from 15.73% in 2002 to 13.85% in 2003. However, as a result of increased revenues, overall gross profits increased 57.79%, to $2,658,688.

Total segment overhead attributable to the sea freight operation increased 53.12%, from $727,245 in 2002 to $1,113,546 in 2003. Overall net income for the sea freight operation increased 54.03%, from $ in 2002 to $1,545,142 in 2003. The increase in net income was mainly the result of inclusion of Airgate's operations and the improvement in the results of the AGI Group.

OTHER OPERATING EXPENSES

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased 84.32%, to $7,083,480 in 2003 from $3,843,125 in 2002. The following factors caused the increase in expenses:

There was a significant incremental increase in expenses for the following items in this period: advertising, sales commissions, compensation costs, entertainment, insurance, legal and professional fees, local traveling, motor vehicle expenses, postage and courier fees, rent and rates, repair and maintenance, salaries and allowance, sundry expenses, telephone, fax and bank charges.

Overseas traveling: Expenses related to overseas traveling increased 16.91%, from $132,475 in 2002 to $154,873 in 2003. The increase in travel expenses was mainly due to costs attributable to an increased number of trips to the U.S., Singapore, Japan and Taiwan for meetings with investment bankers and discussions related to capital raising efforts.

Legal and professional fees: Total legal fees incurred during the period ended September 30, 2003 were $430,493, as compared to $198,673 in the prior year period. The increase in legal fees was primarily the result of matters related to working on a registration statement and work related to potential listing of our shares on a stock exchange.

DEPRECIATION AND AMORTIZATION

There was a significant increase in depreciation and amortization expense during the period ended September 30, 2003, which is attributable to the amortization of an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002. We recorded this asset at cost ($2,860,000) and it is being amortized on a straight-line basis over a period of 5 years. During the period ended September 30, 2003, the amortization expense attributable to this asset was $429,000.

NON-OPERATING INCOME

INTEREST AND OTHER INCOME

Interest and other income increased from $96,179 in the nine-month period of 2002 to $143,949 in <the nine-month period of 2003. This was due to the interest income from loan receivables and management fee income received from third parties.

INTEREST EXPENSES

Interest expenses increased to $130,743 in the nine-month period of 2003 from $61,020 in the nine-month period of 2002. The increase in interest expenses is due primarily to bank trust receipts (invoice financing), bank loans and bank overdrafts involved.

NET INCOME

Net income for the nine-month period of 2003 amounted to $ 211,964 as compared with $ 568,822 in the nine-month period of 2002 . The decrease in net income was due to the revenue and cost factors explained above.

RISK FACTORS AFFECTING COMPANY OPERATIONS

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

7. Following the September 11 attacks, airlines charge additional costs such as a fuel surcharge, insurance surcharge and war risk surcharge. These surcharges are generally passed through to shippers and consignees, which increases their shipping costs. As a result of these increased costs, the shipping incentive of customers has been reduced, and the rate of order cancellation has increased.

8. During March of 2003, The World Health Organization received reports of 'Severe Acute Respiratory Syndrome' in various parts of the world. SARS caused airlines to reduce capacity and adversely affected external trade from Hong Kong and the Pearl River Delta. The Company's operations were adversely affected by this health problem.

LIQUIDITY AND CAPITAL RESOURCES

We used $1,240,575 of cash in operating activities during the nine-month ended Sept 30, 2003, as compared with cash inflow of $404,952 in the same period of 2002. This increase in the use of cash was mainly attributable to additional amounts used in deposits, prepayments and other receivables. It is also due to an increase in Deferred Tax assets as well as non-cash transaction for amortization of customer intangible.

Net cash used in investing activities was $132,263, and $260,298 during the nine-month ended Sept 30, 2003 and 2002, respectively. During the period from January to September 2003, we paid a $600,000 installment loan related to the acquisition of Airgate. We also used $47,495 to acquire plant and equipment to improve our office facilities. We received payment of a loan receivable in the amount of $238,950, and we also received an additional $265,385 from the disposal of a subsidiary in 2002.

Additional cash deposits totaling approximately $392,759 were pledged to banks to generate additional bank facilities, and are classified as restricted cash. This increase was offset by the inception of bank overdrafts of $1.8 million.

Working capital was $593,591 and $730,906 as of Sept 30, 2003 and December 31, 2002 respectively.(inclusive of restricted cash). We believe that we will be able to rely on cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following September 30, 2003. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs, if any.

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

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

From time to time, we have entered into various contractual obligations, which may be summarized as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	Thereafter
	$	$	$	$	$
Finance lease Obligations	72,180	43,984	28,196	-	-
Secured Loan	300,000	300,000	-	-	-
Unsecured Bank Loans	246,930	246,930	-	-	-
Operating Leases	1,269,800	394,328	469,415	387,224	18,833
Cargo Space Commitments	11,411,170	11,411,170	-	-	-
Material Employment Agreements	1,122,750	499,000	623,750	-	-

We have finance lease obligations of $72,180 as of September 30, 2003, of which $43,984 is repayable within one year, and $28,196 is repayable after 1 year.

As of September 30, 2003, we have $300,000 in loan payables to Mr. Scott Turner (our director) and Mr. Thomas Zambuto, in respect of the consideration for the acquisition of Airgate International Corp. Pursuant to the stock purchase agreements, these $300,000 in loans bear interest on a per annum basis at the prime rate plus 1.5%, and are repayable in two quarterly installments. The loans are secured by a pledge of the Airgate shares acquired in this transaction. Messrs. Turner and Zambuto waived the interest payment due on September 30, 2003.

The amount due to directors, totaling $99,382, is comprised of $89,834 due to Mr. Turner, which includes an outstanding balance of $150,000 representing partial consideration for the acquisition of Airgate International Corp., after netting off a loan receivable of $60,166 due from him to a subsidiary. It also includes $9,548 due to another director.

Debts maturing within one year amounted to $396,930. These are comprised of a loan payable of $150,000 due to Mr. Zambuto, representing partial consideration for the acquisition of Airgate and unsecured bank loans of $246,930. Unsecured bank loans represent an Income Tax Loan of $117,812 and a short-term bank loan of $129,118.

We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong and China. The total outstanding lease commitments under non-cancelable operating leases are $1,269,800 as of September 30, 2003. As of September 30, 2003, the current portion of these commitments of $394,328 is payable within one year.

We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of September 30, 2003, the amount outstanding for such commitments to be entered in 2003 was approximately $11,411,170.

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

As of September 30, 2003, our commercial commitments may be summarized as follows:

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year
	$	$
Overdraft	2,578,858	2,578,858
Invoice Trust Receipt	1,436,423	1,436,423
Income tax loan	117,812	117,812
Short-tern bank loans	129,118	129,118
Guarantees by bank	269,230	296,230

As of September 30, 2003, to finance our working capital, our available banking facilities were approximately $7 million, mainly obtained from creditworthy commercial banks in Hong Kong. As of that date, the total amount of bank credit facilities utilized was $4,413,629. This was made up of (i) $2,578,858 of overdrafts; (ii) $1,436,423 of invoice trust receipts included in trade payables; (iii) $117,812 of Income Tax loan, (iv) $129,118 of short-term bank loans; and (v) $269,230 of bank guarantees for granting credit facilities to a subsidiary for airfreight payment. While these banks are not obligated to advance any further funds to us, we believe that absent any significant downtrend in business, these sources of credit will continue to be available to us.

OUTLOOK

Despite a global economic downturn, we believe the following factors may have a positive impact on our future results of operation and our financial conditions:

China Takes Off

According to a recent research conducted by Barrow Street Research, Inc, China has turned into a formidable exporting machine. Between 1990 and 2003, China's total exports grew eight times to over $380 billion. China's share of global exports will reach 6% in 2003, a 54% growth from 2000. The report also states that China accounted for 16% of the growth in the world economy, ranking second only to the US. The rising trading power of China has been especially important for transportation companies. With extensive operational centers based in Hong Kong and South China, management believes the Company is well positioned to take advantage of this rapid growth in trade

Closer Economic Partnership Arrangement ("CEPA")

The Closer Economic Partnership Arrangement that was signed on June 29, 2003, which originally is focused on stimulating and enhancing Hong Kong's economic recovery. In theory, this act significantly lowers the barriers for Hong Kong enterprises to tap the Mainland China market.

Under the CEPA, Hong Kong companies are permitted to set up wholly owned enterprises in the Mainland to provide logistics services and related consultancy services for ordinary road freight, and to engage in the management and operation of logistics services through electronic means. It permits freight forwarding agents to operate in the Mainland on a wholly owned basis a full two years ahead of China's WTO entrance timetable, and will permit such agents to enjoy national treatment in respect of the minimum registered capital requirement. In addition, it eliminates the import tariffs to the Mainland on a host of goods made in Hong Kong, allowing most Hong Kong companies to sell high value-added products across the border. In terms of economic benefits, the CEPA has good potential to open up many new business opportunities in the Mainland for Hong Kong. Although it is difficult to quantify the potential benefit we may realize from CEPA, through our Hong Kong-based AGI Logistics (HK) Ltd, Shenzhen Careship Transportation Limited, as well as AGI China Ltd, we believe we can enjoy "first mover" advantage.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under theSecurities Exchange Act of 1934, as amended.

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Two reports were filed on Form 8-K during the quarter ended September 30, 2003, as follows:

(1) Report on Form 8-K dated July 15, 2003, reporting issuance of press release containing earnings estimates.

(2) Report on Form 8-K dated August 26, 2003, reporting issuance of press release containing earnings estimates.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CMA, INC.

By:/S/ ALFRED LAM Alfred Lam, Chairman and Treasurer

By:/S/ SCOTT TURNER
Scott Turner, President and Director

By:/S/ LOUISA CHAN
Louisa Chan, Director

By:/S/ HENRIK M. CHRISTENSEN
Henrik M. Christensen, Director

By:/S/ KAZE CHAN
Kaze Chan, Director
By: /S/ TAN KAY HOCK
Tan Kay Hock, Director

By: /S/ LIU KWONG SANG

Liu Kwong Sang, Director

By: /S/ KIM PETERSEN
Kim Petersen, Director

Date: November 14, 2003

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

I, Scott Turner, certify that:

I have reviewed this quarterly report on Form 10-QSB of Pacific CMA, Inc.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

The company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.

Date: November 14, 2003	By:/S/ SCOTT TURNER Scott Turner, President and Director

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

I, Alfred Lam, certify that:

I have reviewed this quarterly report on Form 10-QSB of Pacific CMA, Inc.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

The company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.

Date: November 14, 2003	By:/S/ ALFRED LAM Alfred Lam, Chairman and Treasurer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Pacific CMA, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott Turner, President and a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ SCOTT TURNER
Scott Turner, President and Director

Date: November 14, 2003

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Pacific CMA, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alfred Lam, Chairman and Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ ALFRED LAM

Alfred Lam, Chairman and Treasurer
Date: November 14, 2003