Form 10KSB
period 2003-12-31
PACIFIC CMA INC
filed 2004-03-30
CIK 1071775

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

                                 ---------------

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

                                  -------------

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-27653


                                PACIFIC CMA, INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)



         Colorado                                         84-1475073
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


1350 Avenue of the Americas
New York, New York                                              10019
----------------------------------------                     ----------
(Address of Principal Executive Offices)                     (Zip Code)



                                 (212) 247-0049
                              --------------------
              (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:


           Title of Each Class                    American Stock Exchange
----------------------------------------          ---------------------
Common Stock, par value $0.001 per share          Name of Each Exchange
                                                   On Which Registered

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filed (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the common equity of the registrant held by non-affiliates as of March 26, 2004, was approximately $7,674,290, as computed by reference to the closing price of the common stock as quoted on the American Stock Exchange on such date. As of March 30, 2004, the number of issued and outstanding shares of common stock of the registrant was 25,675,590.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Pacific CMA, Inc. for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's 2003 fiscal year are incorporated by reference into Part III of this Form 10-KSB.

================================================================================

                                PACIFIC CMA, INC.

                                   FORM 10-KSB

                       FISCAL YEAR ENDED DECEMBER 31, 2003

Item Number in
Form 10-KSB                                                                                               Page
-----------                                                                                               ----
                                     PART I

1.    Business

2.    Properties

3.    Legal Proceedings

4.    Submission of Matters to a Vote of Security Holders

4A.   Executive Officers of the Registrant

                                     PART II

5.    Market for Registrant's  Common Equity and Related Stockholder Matters

5A.   Selected Financial Data

6.    Management's Discussion and Analysis or Plan of Operations

6A.   Quantitative and Qualitative Disclosure About Market Risk

7.    Financial Statements

8.    Changes in and Disagreements  With Accountants on Accounting and Financial
      Disclosure

8A.   Controls and Procedures

                                    PART III

9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation

11.   Security Ownership of Certain Beneficial Owners and Management

12.   Certain Relationships and Related Transactions

13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

14.   Principal Accountant Fees and Services


THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS - A NOTE ABOUT FORWARD LOOKING STATEMENTS."

                                     PART I

ITEM 1.   BUSINESS

      We are a global, non-asset based logistics/freight forwarder providing supply chain logistics services. We coordinate the shipping and the storage of raw materials, supplies, components and finished goods by air, sea, river, rail and road. We are capable of handling all types of cargo including garments on hangers, refrigerated cargo, hazardous materials as well as perishable goods. Most of our revenue is derived from airfreight and ocean freight forwarding services for which we are paid on a transactional basis.

      As of December 31, 2003, we maintained approximately 128 cargo agents located in 68 countries and 161 cities serving major gateways worldwide.

      Our current business was formed from a base of two freight forwarders, AGI Logistics and Airgate International, which were acquired in 2000 and 2002, respectively. Our business is managed from our principal support group offices in New York and Hong Kong.

      We do not own or operate any aircraft, ships, river barges or railroads, instead using commercial freight air carriers, ships, river barges and railroads to provide the transportation services for freight forwarding. Normally we arrange to pick up, or arrange for the pick up, of a shipment at the customer's location and deliver it directly to the commercial carrier. The commercial carrier delivers it to the selected destination airport, shipping warehouse, ship, or railway station. We then pickup the shipment and deliver it or have it delivered to the recipient's location.

      Although capable of handling packages and shipments of any size, we focus primarily on large shipments of equipment or materials weighing over 100 kilograms. As a result of the size of our average shipment and the fact that we are a non-asset based logistics provider, we do not generally compete with overnight courier or expedited small package companies such as Federal Express Corporation, United Parcel Service of America, Inc. or local postal services.

      Our revenue is derived from our freight forwarding services, from the rates that we charge our customers for the movement of their freight from origin to destination. The carrier's contract is with us, not with our customers. We are responsible for the payment of the carrier's charges and we are legally responsible for the shipment of the goods and for any claims for damage to the goods while in transit. In most cases, we receive reimbursement from the carriers for the claims. Since many shippers do not carry insurance sufficient to cover all losses in the event of total loss, we also carry insurance to cover any unreimbursed claims for goods lost or destroyed. Gross revenue represents the total dollar value of services we sell to our customers.

      Our costs of transportation, products and handling include the direct cost of transportation, including tracking, rail, ocean, air and other costs. We frequently commit to space with shippers prior to receiving committed orders from our customers. We act principally as a service provider to add value and expertise in the procurement and execution of these services for our customers. Our gross profits (gross revenues less the direct costs of transportation, products, and handling) are the primary indicator of our ability to source, add value and resell services and products that are provided by third parties. Generally, freight forwarders are compensated on a transactional basis for the movement of goods and related services which arise from the services they provide to customers.

      We also derive commission income from our cargo agents, but this is not a significant source of our revenue.

      We are members of the International Air Transport Association, Hong Kong Association of Freight Forwarding Agents Ltd., and an associated member of the International Federation of Freight Forwarders Association and have two main operational offices, one in New York and one in Hong Kong.

      Agency offices are owned and operated by independent business owners who enter into agency agreements with us. These cargo agents, among other things:

      o Collect freight on behalf of us and send it to the United States and Hong Kong as appropriate;

      o     Provide sales and marketing support;

      o Deal with break-bulk, (i.e., consolidation and deconsolidation) of various shipments, customs brokerage and clearance, local delivery services; and

      o Handle routing of orders from an overseas country to United States, China and Hong Kong.

      We provide these agency offices with the following services, among others:

      o     Handle export cargo from the United States, China and Hong Kong;

      o Provide local pick-up and transshipment via Hong Kong rail/sea/ air terminals and from origins in the United States;

      o     Handle import cargo from overseas;

      o Deal with break-bulk, documentation, and customs brokerage and clearance; and

      o     Provide warehousing and storage.

      Our branch offices in Chicago, Shanghai, Yantian, Futian, Hong Kong airport and Guangzhou are responsible for providing a number of services. Their primary function is to provide sales and customer service in a specified market or airport city. Branch offices utilize our billing and accounting software, which allows each branch office to transmit customer billing and account information to our administrative offices for billing to the customer.

How We Differ From Other United States-Based Logistics Forwarders

      Pacific, as a freight forwarder, is distinguished from other United States-based logistics forwarder in following material ways.

1.    Credit Risk

      In the United States, based upon our experience in the industry, it is standard practice for importers on the East Coast of the United States, to expect thirty days from the time cargo has been delivered before invoices are due. The West Coast payments are made prior to the delivery of the goods. Because the vast majority of our business is to the East Coast of the United States, we maintain tight credit controls and closely monitor the receivables from our customers.

      The majority of United States freight forwarders are non-asset based companies and as other non-asset based businesses, find it difficult to obtain financing from banks and therefore often have liquidity problems. This in turn often results in delayed remittance to their overseas cargo agents, and it is not uncommon that payments are delayed for more than ninety days, requiring us to finance the payments. This clearly presents freight forwarders with significant liquidity challenges and requires us to seek bank lines to finance our receivables. We also face this problem. Most freight charges are incurred and paid in Asia. This also increases our risk (in addition to the risk we already bear because we have paid the carrier in advance) as not only do we have the risk that the importer in the United States will not pay us, but we also have the risk of non-payment by the cargo agent. This occurs if the importer pays our United States cargo agent who does not remit our portion on a timely basis.

2.    Inventories risk

      Our bank facilities are almost exclusively used to buy space from air and sea carriers, as we must pay the carriers promptly to ensure our continued ability to operate.

      One of our banking facilities is to provide bank guarantees to certain carriers. These are similar to letters of credit issued on our behalf to shippers to assure the payment of minimum space commitments. We pay interest on the notional amount of the guarantees.

      Unlike other United States logistics companies, we bear a high amount of inventory risks. We have to pay not only for the guarantees we have to put up to the carriers, we also have to pay even if we do not have any cargo as we have guaranteed to pay for an agreed amount of cargo space every week. We are not able to ask our clients to make these guarantees and accordingly, we assume all of the risks.

      Our main operating subsidiary AGI Logistics is based at the world's busiest sea freight port and airport and we believe it is different than other cities world-wide, as the demand for space is usually greater than the supply. This makes it unique in the sense that without space contracts it would be nearly impossible to operate competitively, and it would be nearly impossible to obtain space.

      In Hong Kong we also have what is termed a "Peak Season", from August to November of each year, where both sea freight and airfreight rates increase drastically, due to even tighter supply of space. If we did not have space contracts it would be virtually impossible for us to get space from any airline or shipping line, and the rates would be significantly higher.

      We derive significant revenues from consolidation of cargo on airline pallets. We always seek to build a perfect mix of light and heavy cargo which ensures the weight capacity as well as the cubic capacity is used to the maximum.

      Pacific CMA, Inc. also receive cargo from other freight forwarders that do not have their own space allocation and co-load with us. If we do not have enough cargo to fill the containers, our sales staff will contact other freight forwarders in an effort to obtain additional cargo to fill those containers. On the other hand, when we do not have enough space for the cargo delivered to our warehouses, we will buy a pallet space from another freight forwarder and then load our cargo in the pallet and ship the pallet to our office in the United States or to one of our cargo agents elsewhere in the world.

      For sea freight, we also commit and guarantee to ship a certain number of sea freight containers with a specific shipping line and negotiate a contract price. The more containers we have in the contract the more competitive the price will be. If we do not ship the contracted number of containers we will be charged a penalty (dead freight). Sea freight is generally shipped in full container loads, but we also consolidate containers with smaller consignments and "build" container loads to major gateways across the world.

      One of our major subsidiaries, AGI Logistics (HK) Ltd is located in Hong Kong which is different from any other port or airport, as it takes many years to receive an allocation of space from an airline or shipping line. It is a constant task negotiating for additional space with carriers, as the more contracted space we have, the lower the price we pay to the carrier. To buy space on the open market or from a Airline Appointed Agent is a lot more expensive, but sometimes we are required to pay a higher price, although we are unable to increase the rate to our client and the requirement to move the cargo at a loss, if we want to retain the client.

      We also charter aircraft when it is impossible to obtain extra or enough space from an airline and there is a risk that we will be unable to secure sufficient business to fill the aircraft. The times between our receiving an order and securing an airplane for charter and the actual flight date are very short. Considering that a Boeing 747 can cost between $350,000 and $700,000 to charter between Hong Kong and any US city, depending on the season, we do run a very large risk, but ultimately, it is our business skill in being able to predict the amount of business that we are likely to get for that week's flight that determines if we will pay for the aircraft or turn a profit. For charter flights we have to pay in full when signing the agreement.

      Our losses from having to absorb committed space without having goods to ship has not been significant. We believe this is primarily due to the following three factors:

      We believe that we are effective in gauging able to place sufficient cargo in the charter to pay its cost or return profit demand and availability of goods;

      The uniqueness of Hong Kong as our main place of business and the fact that demand for shipping space exceeds supply; and

      Our arrangements with others in the freight-forwarding business to absorb excess capacity.

3.    Cargo Risk / Insurance Risk

      Unlike other United States based logistics forwarders, Pacific has freight forwarders' liability insurance that covers us against customer claims. We accept responsibility for the safe delivery of cargo and will be held responsible and incur losses if anything goes wrong. We are also responsible for damages to cargo caused by our staff, and carry insurance that covers a loss up to a maximum of $250,000.

      The three factors described above are the reasons that we are different from United States based freight forwarders.

Operations in United States, Hong Kong and China

UNITED STATES. As a result of our acquisition of Airgate a significant portion of our operations is now taking place in New York where the focus of operations is importing goods from the Far East. We have our own bonded warehouse where we do daily deconsolidation of cargo. In June 2002 we opened a small branch office in Chicago. The USA offices are licensed by International Air Transport Association and the Federal Maritime Commission.

HONG KONG. Hong Kong is not subject to the laws of Mainland China. Hong Kong still follows the common law system. Under the Basic Law of Hong Kong, a mini-constitution codified prior to the return of Hong Kong to China, Hong Kong will continue to have, for 50 years starting in 1997, the same political, economic, and legal system it enjoyed under the British administration. Although there is no certainty as to the future, we believe that the autonomy of Hong Kong as a special administrative zone of China has been well respected by China to date.

CHINA. We have branch offices in China, in Futian, Yantian, Guangzhou,and Shanghai. We have no direct investment in China by way of joint venture or wholly foreign owned operation. We receive all payments for our services in Hong Kong.

      Under Chinese regulations, representative offices are not permitted to conduct direct business activities. They are permitted only to make business contacts and provide services on behalf of their main offices. Representative offices cannot enter into contracts or even receive payments on behalf of the head offices or any third parties.

      Accordingly, we believe our operations are not significantly affected by factors to which companies with significant operations in China may be subject.

Global Agency Network

      The arrangements between our overseas agents and us are usually non-exclusive. Under these arrangements, the agents are not given any power to commit us in any way or any authority to enter into any contract on our behalf. The fees payable to these agents are usually determined by the requirements of the individual customer's order and the charges.

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

Our Services

      In order to continue our rapid development of our core business of freight forwarding and logistics services, we plan to consistently provide cost-effective and reliable freight forwarding and logistics services. Our competitors tend to be mostly cargo agents who can offer one type of transportation carrier to customers. However, many customers need to utilize more than one type of transportation carrier. For example, an inland factory may need to ship a container by truck, have it loaded via a feeder boat and transported by a large cargo vessel. It may then have to deal with three separate transportation agents for shipping.

      By contrast, as a multi-service provider offering expedited air and sea freight services, we can provide our customers with one-stop transportation shopping, arranging for all necessary forms of transportation at the same time.

      We have a diverse customer base. Our customers' industries include textile and apparel, hair care product industries and to a lesser extent automotive, computer and electronic equipment, heavy industrial, construction equipment and printed materials.

      One (1) client individually accounted for approximately 14% of our freight forwarding income for the twelve (12) months ended December 31, 2003. The loss of one or more of our major customers could have a material adverse effect on our freight forwarding income, business and prospects.

      Three (3) transportation providers accounted for approximately 7%, 5% and 7%, respectively, of our shipping activities for the year ended December 31, 2003. Because we are generally able to negotiate more favorable shipping rates as a result of shipping a greater volume of product with a limited number of transportation providers, the loss of one or more of these providers could result in an increase in our cost of freight forwarding.

AIR AND SEA FREIGHT BUSINESS

      We have focused our development on air and sea freight services. The mode of transportation for a particular shipment depends on, the following factors:

            o     Contents

            o     Route

            o     Scheduled departures

            o     Available cargo capacity

            o     Cost

      We believe that we are able to compete for cargo space, a key competitive factor in our industry, as a result of the informal relationships that management has fostered with various major air and sea carriers, cargo space providers. Our ability to negotiate more favorable shipping terms is dependent in part on our shipping volume, with the greater the volume generally resulting in more favorable shipping rates. No assurances can be given that such relationships will continue.

      Due to the volume of shipment we arrange, we are generally able negotiate competitive pricing for air shipments. Generally, our prices are lower than the prices our customers could negotiate with commercial passenger and freight air carriers, since we buy in bulk from airlines and retail the space to individual customers.

IMPORT FREIGHT FORWARDING

      Import freight cargo includes leather, fabrics, watch components and chemical products. We handle an increasing number of shipments imported into the USA mainly through New York, Los Angeles and Chicago and in Hong Kong mainly destined for China.

      An import freight forwarding transaction usually commences when we receive a shipment advice from a customer, overseas agent or shipping agent detailing the quantity and nature of cargo shipped and the expected date of arrival. We promptly notify the consignee of the cargo of the relevant details and, depending on the consignee's instructions, arrange for customs brokerage and clearance and, if required, provide other services such as temporary storage, local delivery and distribution. In the United States and Hong Kong and South China, we are able to provide local delivery of cargo by either using our own fleet of trucks or engaging subcontractors to provide the services. As we do not maintain an office in North China, we do not provide local cargo service in that region.

      We derive our income from air and sea import freight forwarding services in the form of commissions received from overseas agents and handling and delivery charges from customers.

INSURANCE

      We maintain customer liability insurance with maximum protection of $250,000 for each single claim.

MARKETING

      We are  committed  to  providing  competitive  pricing and  efficient  and reliable  services  to  our  customers  worldwide.  We  enjoy  the  benefits  of management's relationships with our customers, major airlines and shipping lines, and our extensive network of overseas agents. We believe that management's experience has contributed to identifying prospective overseas agents to ensure compatibility with our operations and that the ability of our personnel to foster and maintain these valuable relationships as mentioned above contributes to our success.

      Our sales teams are responsible for marketing our services to a diversified base of customers and bringing in new customers and overseas agents in order to extend our agency network. The sales team members make regular courtesy visits to existing and potential customers in the United States, Hong Kong, Australia and Europe with a view to better understanding their needs and expectations. Members of the sales team often provide customers with suggestions to ensure cost-effective and efficient delivery of goods, and provide a service intended to meet the customers' particular needs as to packaging, special timing, seasonal demand and unusual types of freight forwarding service.

      In addition to our own employees, cargo agents who are independent contractors are appointed by us to generate business and to coordinate freight activities in their respective markets. These cargo agents are paid on a commission basis.

      In the past year, we served more than 3,966 customers, of whom over 1,000 have maintained regular business dealings with us over the past year.

      We have over 40 significant customers that buy or sell merchandise such as garments, hair care products, toys, electronics parts and appliances. We believe one of the benefits arising from our broad customer base is that we have acquired extensive experience in accommodating the requirements of different customers in dealing with a great variety of products. The diversity in the mix of cargo enhances the ability to achieve economies of scale.

      The majority of our transactions are denominated in Hong Kong dollars or United States dollars. The risk due to exchange rate fluctuation is negligible so long as the Hong Kong dollar remains "pegged" to the United States dollar. Sales are made on credit, generally 30 days, or on a cash basis. We have a credit control policy, that our employees have been instructed to follow by checking or obtaining the credit reference of new customers, the credit records of our customers are reviewed by senior staff and a director must give his/her prior approval for orders in excess of a pre-determined amount. We, on the other hand, receive credit on a short-term basis, generally 30 days, from airlines and shipping lines and the settlement is usually on a cash basis. In the USA, we generally have to pay shipping lines immediately.

      Our marketing efforts are directed primarily to distribution, procurement and marketing managers of potential customers with substantial requirements for international transportation of cargo.

COMPETITION

      We have encountered strong competition from other companies in the freight forwarding industry. Competitive factors include reliability of service, price, available cargo space capacity and technological capacity. We believe that we compete based on our price and reliability of service as well as capacity, although we are not able to compete with the technology capabilities of many of our competitors. We believe we offer a unique blend of services involving all modes of transportation, including truck, sea, rail and air plus warehousing as well as internal freight and inland trucking. We believe we are well placed in Hong Kong and China to take advantage of the growing number of shipments from and to China since China entered the Word Trade Organization.

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

      Our primary competitors are EGL, Inc. UTi, Rical, Speedmark, Danzas, and Expeditors. We compete, on the basis of service provided, with regional and local freight forwarders in the United States as well as in Asia.

GOVERNMENT REGULATION

      Our operations are subject to various local and foreign regulations that require us to maintain permits and licenses. Our failure to comply with applicable regulations and maintain necessary permits and licenses could result in a revocation of our operating authority or substantial fines. We believe we are in compliance with all applicable regulations and that all our required licenses and authorities are current.

      We are subject to laws regulating the discharge of materials into the environment. Similar laws apply in many of the foreign jurisdictions in which we operate. Although our operations have not been significantly affected by environmental compliance issues in the past, we cannot predict the impact environmental regulations may have in the future. We do not anticipate making any material capital expenditures for environmental control purposes in the foreseeable future.

EMPLOYEES

      As of December 31, 2003, we had 115 employees, all of whom were employed on a full-time basis including 15 executives, 14 sales, 16 administrative persons and 60 clerical persons and 10 warehouse men. We are not a party to a collective bargaining agreement with our employees and we believe that our relationship with our employees is satisfactory.

RECENT DEVELOPMENTS

      On March 23, 2004, our shareholders approved the change of our state of incorporation from the State of Colorado to the State of Delaware. We anticipate that this reincorporation will become effective at the close of business on March 31, 2004. The reincorporation is being accomplished by means of a merger of Pacific CMA, Inc. (Colorado) with and into Pacific CMA, Inc. (Delaware), a newly-formed Delaware corporation owned by us. Pacific CMA, Inc. (Delaware) will be the surviving corporation in the merger. Other than changing our state of incorporation to the State of Delaware, the reincorporation, we believe, had no other material effect on our business and/or operations.

      On or about November 7, 2003, the Company entered into three service agreements with three key employees. Under the terms of the agreements, the Company granted to these employees a total of 1,750,000 restricted shares. The shares are considered restricted as they have not been registered with the Securities and Exchange Commission. The agreement requires the employee to continue to provide services to the Company from January 1, 2004 through December 31, 2008. Compensation cost is measured at the grant date based on the estimated fair value of the restricted shares. The compensation cost is recognized as expense over the service period required under the agreements. The unearned portion of the compensation cost is recorded in equity as unearned compensation cost. The Company is holding the stock certificates pending the completion of the service agreements.

      On or about November 7, 2003, the Company entered into a service agreement with a key sales representative of the Company. Under the terms of the agreement, the Company granted 200,000 restricted shares to the sales representative. The shares are considered restricted as they have not been registered with the Securities and Exchange Commission. The agreement requires the sales representative to provide services to the Company from January 1, 2004 through December 31, 2005. Compensation cost is measured at the grant date based on the estimated fair value of the restricted shares. The compensation cost is recognized against income over the service period required under the agreement. The unearned compensation cost is recorded as a prepaid asset. The Company is holding the certificates pending the completion of the service agreement.

      On December 5, 2003, the shares of our common stock commenced trading on the AMEX under the trading symbol "PAM." Prior thereto, shares of our common stock were quoted on the Over-the-Counter Bulletin Board under the symbol "PCCM."

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of the of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "will," "should," "would," "could," and "may." In addition, we may from time to time make such written or oral "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communications made by or with the approval of us. These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely affected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described under "Risk Factors" and elsewhere in this Form 10-KSB.

RISK FACTORS

      You should carefully consider the risks described below and the other information in this Form 10-KSB, including our Consolidated Financial Statements and the notes to those statements. The risks and uncertainties described below are not the only ones facing us, and there may be additional risks that we do not presently know of or that we currently deem immaterial that also could materially adversely affect our business, financial condition, results of operations or cash flows. The business, results of operations or financial condition of the Company could be seriously harmed if any of these risks materialize. The trading price of shares of the Company's common stock may also decline due to any of these risks. To the extent any of the information contained in this document constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by us or on our behalf and could materially adversely affect our financial condition, results of operations or cash flows. See also, Item 1. "Business - A Note About Forward-Looking Statements."

            CERTAIN RISKS RELATED TO OPERATING AN INVESTMENT BUSINESS PARTICULARLY IN HONG KONG AND THE PEOPLES REPUBLIC OF CHINA ("CHINA")

We are subject to international economic and political risks, over which we have little or no control.

      A significant portion of our business is providing services between continents, particularly between North America and Asia. Further, a significant subsidiary, AGI Logistics (HK) Ltd., conducts operations in the Far East, including China and Hong Kong. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and other unforeseeable risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practice in time to avoid the adverse effect of any of these changes.

We may be unable to adapt to the challenges posed by competing in a changing international environment.

      Doing business outside the United States subjects us to various challenges. See "-We are subject to international economic and political risks over which we have little or no control." We have no control over most of these challenges and may be unable to anticipate and/or adapt to changes in international economic and political conditions and, therefore, may be unable to avoid the adverse effect of any of these changes.

The political uncertainty in Hong Kong and China makes it difficult to develop any long range business planning.

      The transition of Hong Kong's governance from Great Britain to China has resulted in uncertainty regarding the extent to which China intends to impose and enforce its laws and business practices in Hong Kong. In addition, China itself is just beginning to open its doors to foreign businesses and private ownership of companies and businesses within China. There is no guarantee that China will continue these progressive reforms or that they will keep the ones they have. Further, there is no guarantee that China will permit Hong Kong to continue as a semi-independent entity. AGI Logistics (HK) Ltd. relies heavily on business to and from China and Hong Kong. Any change in the political climate in this region may make it more difficult for us to continue operations in such region.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

      At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could adversely affect the market price of our common stock.

The Chinese government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our investment in that country.

      Our business is subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

      Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment in us.

A lack of adequate remedies and impartiality under the Chinese legal system may adversely impact our abilIty to do business and to enforce the agreements to which we are a party.

      We periodically enter into agreements governed by Chinese law. Our business would be materially and adversely affected if these agreements are not respected. In the event of a dispute, enforcement of these agreements in China could be extremely difficult. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have little precedential value. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the government's experience in implementing, interpreting and enforcing these recently enacted laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is uncertain. Furthermore, enforcement of the laws and regulations may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. These uncertainties could limit the protections that are available to us.

Fluctuations in exchange rates could adversely affect our results of operations and financial condition.

      Though we use the United States dollar for financial reporting purposes, many of the transactions effected by our subsidiary AGI Logistics (HK) Ltd., are denominated in Hong Kong dollars. Although the value of Hong Kong dollar is currently linked to the United States dollar, no assurance can be given that such currencies will continue to be linked, and that if such link is terminated, the exchange rate of the Hong Kong dollar may fluctuate substantially against the United States dollar. Because we do not currently engage in hedging activities to protect against foreign currency risks and even if we chose to engage in such hedging activates, we may not be able to do so effectively, future movements in the exchange rate of the Hong Kong dollar could have an adverse effect on our results of operations and financial condition.

We are dependent on third parties for equipment and services essential to operate our business and we could lose customers and revenues if we fail to secure such equipment and services.

      We rely on third parties to transport the freight we have agreed to forward. Thus our ability to forward this freight and the costs we incur in connection therewith is dependent on our ability to find shippers willing to ship such freight and at favorable prices. This in turn, depends on a number of factors beyond our control, including availability of cargo space (which depends on the season of the shipment, the shipment's transportation lane, the number of transportation providers and availability of equipment). An increase in the cost of cargo space, due to shortages in supply, increases in fuel cost or other factors, would increase our costs and reduce profits, especially, as has occurred in the past, if we are unable to pass the full amount of increased transportation costs to the customer.

      We also rely extensively on the services of independent cargo agents (who may also be providing services to our competitors) to provide various services including consolidating and deconsolidating various shipments. Although we believe our relationships with our cargo agents are satisfactory we may not be able to maintain these relationships. If we are unable to maintain these relationships or develop new relationships, our service levels, operating efficiency and future freight volumes may be adversely effected.

We may face competition from our cargo agents and employees.

      Our agents and employees, some of whom are integral to maintaining and developing our relationships with certain key customers or for providing services at strategic locations, because they have had the opportunity to develop a relationship with our customers and otherwise gained important information regarding our business practices, may be able to compete with us with respect to such customer's business.

Our business is seasonal and cyclical and our operating results and financial condition may therefore fluctuate.

      Our business, as is true generally in the freight forwarding industry, is seasonal; the first quarter of the calendar year has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. Significant portions of our revenues are derived from customers in industries such as apparel and hair product industries, whose shipping patterns are tied closely to consumer demand. To the extent that the principal industries we serve experience cyclical fluctuations, our operating results will be affected by such fluctuations.

No ongoing contractual relationship with our customers.

      We have a very broad and varied customer base. In our fiscal year ended December 31, 2003 ("Fiscal 2003"), we transacted business with more than 2,500 customers. However, our customers wish to remain flexible in choosing freight forwarders and prefer to avoid contractual commitments so that they are able to select and to change forwarders at any time on the basis of competitive rates and quality of service. Therefore, we render freight forwarding services to our customers on a transaction by transaction basis, rather than under the terms of any type of on-going contractual relationship. We have one customer that increased its business with us during Fiscal 2003 by moving some of its cargo from another agent to us. In Fiscal 2003, this customer represented approximately 14% of our total revenue, but we still only handle part of the business of this customer.

      Even with large customers we usually have to give rate quotations before we can secure their business. However, the rates we quote to our customers are still subject to fluctuation and must be adjusted according to changes in the market. As a result, the freight rate quotations we give to our customers are not a guarantee that they will ship or continue to ship their cargo with us. It is not unusual for a customer to ship with many different agents, sometimes because we cannot match the lowest price they have been offered on a particular day. If a customer has a large shipment, they may ask several companies for quotations at the same time and award the shipment to the company with the cheapest rate or the fastest transit time on a particular day. Therefore, although we could lose the business of a customer on one day, the next day we might be successful in obtaining other business from that same customer.

      Some of our business is with large freight forwarders who are actually our competitors. Since these companies handle customs clearance for some of our customers, we must cooperate with these competitors and bill them to obtain payment for the air or sea freight of our customers. This represents a major risk for us because these competitors are major freight forwarders handling the same routes as us, and are also likely to be continuously attempting to solicit business away from us. In order to retain our customers in such circumstances, we must attempt to provide a very high level of service.

      A portion of our business is also derived from customers that are handled by our overseas agents. This presents risks for us, since we cannot control the level of service which is provided by our overseas agents and we risk losing business as a result of problems that customers may encounter in dealing with these agents.

      It is the nature of the freight forwarding and logistics business that we must continuously seek new customers because the turnover of customers is very high and it is not common to have contracts with customers. Certain large companies who ship goods all over the world may sign contracts with freight forwarders. But, since we have only a limited number of our own offices and must rely on overseas agents in many parts of the world, we are not yet large enough to be in a position to compete for these kinds of contracts. As a result, there can be frequent changes in our customer list, and there is no assurance that we will be able to maintain our current relationship with particular customers.

Our freight forwarding income could be reduced by the loss of major customers.

      One client accounted for approximately 14% of our freight forwarding income for Fiscal 2003. The loss of one or more of our major customers could have a material adverse effect on our freight forwarding income, business and prospects.

We are dependent on certain transportation providers to provide shipping services on our behalf and the loss of such providers may reduce our ability to compete.

      Three (3) transportation providers accounted for approximately 7%, 5%, and 7%, respectively, of our shipping activities for Fiscal 2003. Because we are generally able to negotiate more favorable shipping rates as a result of shipping a greater volume of product with a limited number of transportation providers, the loss of one or more of these providers could result in an increase in our cost of freight forwarding.

If we choose to grow through acquisitions, we may be unable to identify, make and successfully integrate acquisitions adversely effecting our profitability.

      We may choose to grow through one or more acquisitions, to maintain or improve our competitive position in the industry, which rewards economies of scale.

Identifying, acquiring and integrating businesses requires substantial management, financial and other resources and may pose risks with respect to customer service market share and dilution of your ownership interests. Further, acquisitions involve a number of special risks, some or all of which could have a material adverse effect on our business, financial condition and results of operation. These risks include:

      o     unforeseen operating difficulties and expenditures;

      o difficulties in assimilation of acquired personnel, operations and technologies;

      o the need to manage a significantly larger and more geographically dispersed business;

      o     impairment of goodwill and other intangible assets;

      o diversion of management's attention from ongoing development of our business or other business concerns;

      o     potential loss of customers;

      o     failure to retain key personnel of the acquired businesses; and

      o     the use of our available cash, to the extent any is available.

      No assurance can be given that any acquisition will be completed, or that such acquisition will increase our earnings and not dilute your ownership interests. If we do not grow through acquisitions and/or through internally generated growth, our competitive position may weaken due to the economies of scale (including greater pricing power) that our competitors will have. To the extent we use our common stock and other securities for acquisitions, your ownership interest in the Company will be diluted.

We may make acquisitions without shareholder approval.

      If we decide to make any acquisitions, we will endeavor to evaluate the risks inherent in any particular acquisition. However, there can be no assurance that we will properly or accurately ascertain all such risks. We will have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates and in deciding if they should be acquired for cash, equity or debt, and in what combination of cash, equity and debt.

      We will not seek shareholder approval for any acquisitions unless required by applicable law and regulations. Our shareholders will not have an opportunity to review financial and other information on acquisition candidates prior to consummation of any acquisitions under almost all circumstances.

      Investors will be relying upon our management, upon whose judgment the investor must depend, with only limited information concerning management's specific intentions.

      There can be no assurance that we will locate any such additional acquisition candidate, successfully complete such additional acquisition, or any acquisition will perform as anticipated, will not result in significant unexpected liabilities or will ever contribute significant revenues or profits to us or that we will not lose our entire investment in any acquisition candidate.

We  manage  our   business  on  a   decentralized   basis  which  may   restrict
implementation of adequate business controls, and may limit our ability to manage our business effectively.

      We manage our business on a decentralized basis, allowing our subsidiaries and their management to retain significant responsibility for the day-to-day operations, profitability and growth. As we grow, our management may not maintain adequate controls on inter-company disbursements for freight forwarding and customs brokerage services. In addition, our subsidiaries may be operating with management, sales and support personnel that may be insufficient to support growth in their respective operation without significant central oversight and coordination. If proper overall business controls have not been and are not implemented, a decentralized operating strategy could result in inconsistent operating and financial practices, which could materially and adversely effect our profitability.

      Because we are a holding company, we are financially dependent on receiving distributions from our subsidiaries and this could prove harmful if such distributions are not made. The ability of our subsidiaries to pay such distributions is subject to all applicable laws and other restrictions including, but not limited to, applicable tax laws. Such laws and restrictions could limit the receipt of distributions, the payment of dividends and restrict our ability to continue operations.

Our failure to develop, integrate, upgrade or replace information technology systems may result in the loss of business.

      The battle for market share within the freight forwarding industry has traditionally been waged over price, service quality, reliability, the scope of operations and response to customer demand. Increasingly, our competitors are competing for customers based upon the flexibility and sophistication of the technologies supporting their freight forwarding services. Adequate information technology systems afforded by freight forwarders allows freight forwarding customers to manage inventories more efficiently. Many of our competitors have information systems that are significantly more sophisticated than our systems. We have only invested a minimum amount of funds on these systems and do not intend to spend significant funds on such systems in the near future. If our information technology systems are not perceived as assisting our customer's ability to conduct business efficiently, our service levels, operating efficiency and future freight volumes could decline.

If we fail to comply with applicable government regulation we could be subject to fines and penalties and may be required to cease operation.

      Our air transportation activities in the United States are subject to regulation by the Department of Transportation, as an indirect air carrier, and by the Federal Aviation Administration. Our overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation. We are licensed in each of our offices as an airfreight forwarder by the International Air Transport Association. In the case of our newer offices, we have applied for such a license. We believe we are in substantial compliance with these requirements.

      We are licensed as an ocean freight forwarder by and registered as an ocean transportation intermediary with the Federal Maritime Commission ("FMC"). The FMC has established qualifications for shipping agents, including surety bonding requirements. The FMC also is responsible for the economic regulation of non-vessel operating common carriers that contract for space and sell that space to commercial shippers and other non-vessel operating common carrier operators for freight originating or terminating in the United States. To comply with these economic regulations, vessel operators and non-vessel operating common carriers are required to file tariffs which establish the rates to be charged for the movement of specified commodities into and out of the United States. The FMC has the power to enforce these regulations by assessing penalties. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than in the United States. We believe we are in substantial compliance with all applicable regulations and licensing requirements in all countries in which we transact business.

      Although our current operations have not been significantly affected by compliance with current United States and foreign governmental regulations, we cannot predict what impact future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating authorities.

We incur significant credit risks in the operation of our business.

      Certain aspects of the freight forwarding industry involve significant credit risks. It is standard practice for importers on the east coast of the United States to expect freight forwarders to offer thirty (30) days credit on payment of their invoices from the time cargo has been delivered for shipment. Since the majority of our business is to the east coast of the United States, competitive conditions require that we offer thirty (30) days credit to our customers who import to the east coast of the United States. In order to avoid cash flow problems we attempt to maintain tight credit controls and avoid doing business with customers we believe may not be creditworthy. However, there is no assurance that we will be able to avoid periodic cash flow problems or that we will be able to avoid losses in the event customers to whom we have extended credit either delay their payments to us or become unable or unwilling to pay our invoices after we have completed shipment of their goods.

We incur significant inventory risk because substantially all of our shipping costs are incurred under space contracts and guarantees.

      Substantially all of our shipping costs are incurred under space contracts pursuant to which we agree in advance to purchase cargo space from air and sea carriers or guarantee a minimum volume of shipments per week. We are required to pay for the guarantees and for the purchase of this cargo space even if we do not have cargo from our customers to fill the space. In the past we have been able to minimize any losses from this aspect of our business by seeking to carefully gauge customer demand and the availability of goods, by conducting significant operations in Hong Kong where the demand for shipping space generally exceeds supply, and by making arrangements with other freight forwarders to absorb excess capacity. However, there is no assurance that we will be able to avoid such losses in the future as a result of being required to absorb the cost of committed space without having goods to ship on behalf of our customers.

If our insurance coverage is not sufficient to cover us from liability claims arising from accidents or claims, we may incur substantial unanticipated expenses.

      Freight that we forward may be damaged or lost during the shipping process. Furthermore, we may forward hazardous materials which may, if handled improperly, harm people and property. Though we carry $250,000 freight service liability and $250,000 third party liability insurance on every single handled shipment. Claims for injuries to persons or property may exceed the amount of our coverage. There is the risk that our liability coverage could be inadequate to cover consequential losses, business interruptions, delays, misdeliveries, customs fines or penalties and uncollected freight that are limited to $250,000 for any one loss and in the aggregate in any one policy year.

                RISKS RELATING TO OUR COMPANY AND OUR SECURITIES

The loss of key personnel may impede our ability to compete effectively.

      Our success is dependent on the efforts of Alfred Lam, Scott Turner and Kaze Chan who serve as our Chairman, President and Executive Vice President, respectively. We do not maintain key person life insurance on any of these individuals. In addition, there is significant competition for qualified personnel in our industry and there can be no assurance that we will be able to continue to attract and retain the necessary personnel. We are dependent on retaining our current employees, many of whom have developed relationships with representatives of carriers and customers, relationships which are especially important in a non-asset based logistics provider such as Pacific. Loss of these relationships could have a material adverse effect on our profitability.

Control by Alfred Lam; Potential Conflict of Interests.

      Alfred Lam, our Chairman of the Board, Director and Treasurer, as a practical matter, is able to nominate and cause the election of all the members of our Board of Directors, control the appointment of our officers and our day-to-day affairs and management of our Company. Mr. Lam owns approximately 66% of our issued and outstanding voting securities. As a consequence, Mr. Lam can have Pacific managed in a manner that would be in his own interests and not in the interests of the other shareholders of the Company.

You may experience difficulties in attempting to enforce liabilities based upon U.S. federal securities laws against AGI Logistics (HK) Ltd. and its non-United States resident directors and officers.

      AGI Logistics (HK) Ltd., one of our significant subsidiaries is located in the Far East and its principal assets are located outside the United States. Many of our directors and executive officers are foreign citizens and do not reside in the United States. Service of Process upon such persons may be difficult to effect in the United States. It may be difficult for courts in the United States to obtain jurisdiction over these foreign assets or persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our directors or executive officers in the United States courts. In addition, the courts in the countries in which some of our subsidiaries are organized or where our subsidiaries' assets are located may not permit lawsuits for the enforcement of judgments arising out of the United States (and state) securities or similar laws.

It may be difficult to effect transactions in our stock if we are delisted from AMEX.

      Our shares of common stock have been recently listed for trading on the AMEX. There can be no assurance of the continuation of such listing. If our common stock were to be delisted from the AMEX, we could become subject to the SEC's "pennystock" rules. Broker/dealer practices in connection with transactions in pennystocks are regulated by rules adopted by the SEC, and these practices may limit the number and types of people and entities willing to invest in a "pennystock." For any transaction involving a pennystock, unless exempt, the rules require the delivery, prior to any transaction in a pennystock, of a disclosure statement prepared by the SEC relating to the pennystock market. Disclosure also has to be made about the risks of investing in pennystocks in both public offerings and in secondary trading. The pennystock rules also generally require that prior to a transaction in a pennystock, the broker/dealer make a special written determination that the pennystock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The broker/dealer must provide the customer with current bid and offer quotations for the pennystock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each pennystock held in the customer's account.

We have outstanding options, warrants and registration rights that may limit our ability to obtain equity financing and could cause us to incur expenses.

      We  have  issued  or are  obligated  to  issue  warrants  to  the  Selling
Shareholders in connection with a private placement offering of our securities in November 2003. In accordance with the respective terms of warrants and any options granted and that may be granted under our stock option plan or to future investors, the holders are given an opportunity to profit from a rise in the market price of our common stock, with a resulting dilution in the interests of the other shareholders. The terms on which we may obtain additional financing during the exercise periods of any outstanding warrants and options may be adversely effected by the existence of such warrants and options. The holders of options or warrants may exercise such options or warrants to purchase our common stock at a time when we might be able to obtain additional capital through offerings of securities on terms more favorable than those provided by such options or warrants. In addition, the holders of the warrants issued to the Selling Shareholders have demand and "piggyback" registration rights with respect to their securities. Such registration rights have and may in the future involve substantial expense as we have filed, with the SEC, a registration statement to permit the public sale by the Selling Securityholders of their securities and are required to maintain said registration statement effective with the SEC.

We have sold shares below the then current market price and warrants with a lower exercise price than the current market price.

      On November 18, 2003, in a private transaction, we agreed to sell 1,242,240 shares of our common stock at $1.61 per share, a discount of approximately 25% below the twenty day average closing price for shares of our Common Stock on the OTC Bulletin Board and to issue warrants without additional consideration to purchase 1,007,455 shares of our common stock exercisable at prices ranging from $.80 per share to $2.17 per share. The sale of securities pursuant to the private placement transaction and any future sales of our securities will dilute the percentage equity ownership of then existing owners of the shares of our common stock and may have a dilutive effect on the market price for our outstanding shares of common stock. As of December 31, 2003, we had 25,675,590 shares of our common stock issued and outstanding. Of those shares, including the shares of our common stock offered hereby, approximately 4,495,777 shares of our common stock are freely tradable. The foregoing
4,495,777 shares does not give effect to the exercise of any of our issued and outstanding warrants and options, including the warrants held by the Selling Shareholders. Also, that number does not include approximately 1,932,750 shares that were outstanding prior to our acquisition of AGI Logistics (HK) Ltd. that we believe are restricted as to resale pursuant to federal securities laws.

ITEM 2. LEGAL PROCEEDINGS

      As of December 31, 2003, we were not a party to any material pending legal proceedings.

ITEM 3. PROPERTIES

      Set forth below is summary information of our current facilities:



LOCATION                                 PRINCIPAL USES OF SPACE                (IN SQUARE FEET)         LEASE EXPIRATION
--------                                 -----------------------                ----------------         ----------------
Jamaica, New York                        Office                                       6,000                  May 31, 2008
                                         Warehouse                                    6,000             November 30, 2008

Chicago, Illinois                        Air and Sea freight warehouse/office         1,240                 July 31, 2005

Hong Kong                                Head Office                                  7,610                  Mar 14, 2005

Hong Kong                                Air  freight office & warehouse             12,727                  Feb 29, 2007

Shenzen, Yantian, Republic of China      Sea freight warehouse/office                   270              January 31, 2004

Guangzho,                                Air and sea freight office                     870                April 22, 2004
Republic of China


      We believe that our facilities are adequate for our present purposes and that additional facilities, if required, will be available to us on reasonably acceptable terms.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There   were  no   matters   submitted   to  a  vote   of  the   Company's
security-holders during the fourth quarter of its fiscal year ended December 31, 2003.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      Pursuant to the Instructions of Form 10-KSB and Item 401(b) of Regulation S-B, the name, age, and position of each executive officer of the Company are set forth below, together with such officer's business experience during the past five (5) years. Officers are elected annually by the Board of Directors of the Company to hold office until the earlier of their death, resignation, or removal.

NAME                                  AGE                POSITIONS HELD AND TENURE
Alfred Lam                            50                 Chairman, Chief Executive Officer, Treasurer and Director
                                                         since August 2000

Scott Turner                          49                 President and Director since August 2000

Louisa Chan                           43                 Director since August 2000

Henrik M. Christensen                 48                 Executive Vice President since December 31, 2000 and
                                                         Director since September 2002

Kaze Chan                             38                 Executive Vice President since August 2000 and Director
                                                         since September 2002)

Daisy Law                             30                 Chief Accountant since August 2000

Rango Lam                             30                 Secretary since August 2000

Bill Calandra                         59                 Executive Vice President since September 2002

Terence de Kretser                    33                 Vice President since September 2002

Tan Kay Hock                          56                 Director since October 2003

Kim E. Petersen                       47                 Director since October 2003

Liu Kwong Sang                        41                 Director since October 2003


BIOGRAPHICAL INFORMATION

MR. ALFRED LAM serves as Chairman of the Board of Directors, CEO and Treasurer. He has been a Director since December 2000. He has served in similar capacities with our predecessors for more than the past five years. He has over 23 years of experience in the freight forwarding industry during which period he established relationships with airlines, shipping lines, customers and overseas agents.

MR. SCOTT TURNER has been the President and a Director since December 2000. He is a co-founder of our subsidiary, Airgate International Corporation, and has served as its President for more than 9 years.

MS. LUISA CHAN has been a director of the Company since December 2000. She has a Diploma of Accounting. She is the spouse of Alfred Lam.

MR. HENRIK M. CHRISTENSEN has served as our Executive Vice President since December 2000, and as a Director since September 2002. Mr. Christensen has more than 28 years of freight forwarding experience, including freight forwarding experience in Denmark, England, Africa, and Hong Kong. Starting as an apprentice in Copenhagen in 1970, he graduated from Koebenhavn's Koebmanskole in 1974, and worked with Kuehne & Nagel until 1986 when he founded Gator International in Dar es Salaam, Lilongwe and Blantyre. In 1990, he co-founded Spedition Services Ltd., a pioneer of transport links between Moscow, London and other CIS locations. Mr. Christiensen moved to Hong Kong in 1996 to establish FSU Freight Ltd and ShippingPoint.com Limited. Henrik is a Fellow of the United Kingdom's Institute of Freight Forwarders.

MR. KAZE CHAN has served as our Executive Vice President since December 31, 2000 and as a Director since September 2002. He is also the Executive Vice President and the General Manager and co-founder of AGI Logistics (HK) Ltd. He is responsible for all freight activities in Hong Kong, China, Europe, and North America. From 1993 to 1996, he worked as an Account Manager for Northwest
Airlines Inc. Mr. Chan holds a Master of Arts in Urgan Studies from Michigan State University in the United States.

MS. DAISY LAW has served as our Chief Accountant since August 2000. Ms. Law graduated from the Chinese University of Hong Kong with an honors bachelor degree. She is now a member of the Hong Kong Society of Accountants and the Association of Chartered Certified Accountants.

MS. RANGO LAM has served as our Secretary since August 2000 and is responsible for overseeing our corporate secretarial work. Ms. Lam also possesses over 9 years of experience in sales and marketing activities within the freight forwarding industry. Prior to joining the Company, she worked for a publicly listed freight forwarding company in Hong Kong, Benair (HK) Ltd. and World Connect Limited from 1994 to 1996.

MR. BILL CALANDRA has served as our Executive  Vice  President  since  September
2002 from 1996 to 2002 he served as Executive  Vice  President of World  Connect
Ltd.

MR. TERENCE DE KRETSER has served as our Vice President since August 2000 and has been employed by our freight forwarding subsidiary since 1998. He is responsible for managing our West Coast operations and for International sales and marketing. He has over 15 years of experience in air and sea freight forwarding including employment with HECNY Transportation , Colombo, Sri Lanka.

MR. TAN KAY HOCK was appointed as our Director in October 2003. Mr. Tan currently is and, has been since 2000, the Managing Director of a management consultancy firm known as Reinecke & Associates (Asia - Pacific) Pte Ltd as well as an Independent Director of Giant Wireless Technology Limited since 2000 and of Tsit Wing International Holdings Limited since 2001, whose shares are listed and traded on the Singapore Exchange Securities Trading Ltd. Mr Tan was previously the Chairman and Chief Executive Officer of Vincent Intertrans Holdings ( Limited ), an international freight forwarding company listed on the Stock Exchange of Hong Kong Ltd and the President and Executive Director of Freight Links Express (Holdings) Limited from 1992 to 1999, a freight forwarding and logistics company listed on the Singapore Exchange Securities Trading Ltd. He is a Member of the Singapore Institute of Directors as well as a Panel Member (Undertakings) of the Requisition of Resources Compensation Board of the Singapore Ministry of Defence. In 1990, he was awarded a Public Service Medal
(PBM) by the President of Singapore on its 25th National Day.

MR. KIM E. PETERSEN was appointed to the Board of Directors in October, 2003. He is the President of SeaSecure, LLC, of Ft. Lauderdale, Florida, a global leader in maritime security. Mr. Petersen has over 25 years experience in domestic and international maritime security and antiterrorism activities. For the past six years he has also served as the Executive Director of the Maritime Security Council, which represents over 70% of the world's shipping as well as seaports. He attended Harvard Business School and Virginia Commonwealth University. His civilian career has included senior staff positions with former US Secretaries of State Kissinger and Haig. His maritime background includes serving as the senior security executive at Princess and P&O Cruises, and Renaissance Cruises. He is a Visiting Professor at the United Nation's World Maritime University.

MR. LIU KWONG SANG was appointed to the Board of Directors in October 2003, and is a member of the audit committee. Mr. Liu is a Certified Public Accountant in Hong Kong, and since May 1997, has been managing director of K.S. Liu & Company CPA, Ltd., in Hong Kong. Mr. Liu is an independent non-executive director of Kin Don Holdings, Ltd. and Arcontech Corporation, both of which are public companies listed on the Hong Kong Stock Exchange.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET FOR OUR SECURITIES

      Our common stock is presently traded on the American Stock Exchange under the trading symbol "PAM" and has been since December 5, 2003. Prior to such time and since October 31, 2001, our common stock traded on the NASD Bulletin Board under the symbol "PCCM". At the close of business on March 25, 2004, there were outstanding 25,675,590 shares of common stock which were held by approximately 316 shareholders of record (and approximately 640 beneficial owners). The Closing price of our common stock as reported on the AMEX and since December 5, 2003 and the closing high and low bid price quotations for our common stock, as reported by the NASD Bulletin Board since October 31, 2001 and on the NASD are as follows for the periods indicated:

                                                     High                Low
                                                     ----                ---

     Year Ended December 31, 2001:
     -----------------------------

     First Quarter.....................              $2.50              $0.50

     Year Ended December 31, 2002:
     -----------------------------

     First Quarter.....................              $1.06              $0.36
     Second Quarter....................              $0.90              $0.45
     Third Quarter.....................              $1.35              $0.55
     Fourth Quarter....................              $1.95              $0.51

     Year Ended December 31, 2003:
     -----------------------------

     First Quarter..................                 $0.95              $0.41
     Second Quarter....................              $1.10              $0.51
     Third Quarter.....................              $1.41              $0.58
     Fourth Quarter....................              $2.75              $1.30

      We believe that the AMEX is the principal market for our common stock. The over-the-counter market quotations set forth above for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

DIVIDENDS

      Holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefor. We have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and is subject to the terms of our credit facility that could restrict our ability to pay dividends if we do not satisfy certain financial requirements. The payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

RECENT SALES OF UNREGISTERED SECURITIES

      The registrant has sold the following securities within the past three (3) years:

                                       A.

      To the persons and entities identified below, its securities on the dates and for the consideration indicated opposite such persons' and entities' name:


                                                                                    Purchase Price             Aggregate
         Name                                      Date of Sale         Shares           Per Share        Purchase Price
         ----                                      ------------         ------           ---------        --------------
         Michael T. Williams                            3/31/01         25,000        For Services                    --
         George Moseman                                 3/31/01         15,000        For Services                    --
         Stuart Douglas Smith                           2/20/01          5,000               $0.25                $1,250
         James Weingartner                              3/01/01          5,000               $0.25                $1,250
         John Massie                                    3/01/01          5,000               $0.25                $1,250
         Reine Marulli di Barletta                      3/01/01          5,000               $0.25                $1,250
         Madam Au Sui Hing                              3/01/01          5,000               $0.25                $1,250
         Chan Chiu Yin                                  3/01/01          5,000               $0.25                $1,250
         Chan Yeuk Shing                                3/01/01          5,000               $0.25                $1,250
         Cheng Kit Mei                                  3/01/01          5,000               $0.25                $1,250
         Choi King Hung                                 3/01/01          5,000               $0.25                $1,250
         Ho Sum Kui                                     3/01/01          5,000               $0.25                $1,250
         Johnny Chan                                    3/01/01          5,000               $0.25                $1,250
         Lam Chin Fung                                  3/01/01          5,000               $0.25                $1,250
         Lam Shun Heung                                 3/01/01          5,000               $0.25                $1,250
         Lam Kin Man                                    3/01/01          5,000               $0.25                $1,250
         Kam Sung Ko                                    3/01/01          5,000               $0.25                $1,250


                                                                                    Purchase Price             Aggregate
         Name                                      Date of Sale         Shares           Per Share        Purchase Price
         ----                                      ------------         ------           ---------        --------------

         Lee Hung Ching                                 3/01/01          5,000               $0.25                $1,250
         Lee Ki Yee                                     3/01/01          5,000               $0.25                $1,250
         Leung Hoi Man                                  3/01/01          5,000               $0.25                $1,250
         Tsang Hing Nam                                 3/01/01          5,000               $0.25                $1,250
         Yau Cheuk Lun                                  3/01/01          5,000               $0.25                $1,250
         Yau Siu Fung                                   3/01/01          5,000               $0.25                $1,250
         Kathleen A. Adams                              4/17/01          5,000               $0.25                $1,250
         Jean Marie Almao                               4/17/01          5,000               $0.25                $1,250
         Kevin Ashby, M.D.                              4/27/01          5,000               $0.25                $1,250
         Correy Baker                                   4/17/01          4,000               $0.25                $1,000
         Patrick Baker                                  4/17/01          5,000               $0.25                $1,250
         Randall Baker                                  4/17/01          2,800               $0.25                  $700
         George E. Brown                                4/17/01          5,000               $0.25                $1,250
         Business Equity Services, Inc.                 3/17/01          5,000               $0.25                $1,250
         Business O.C. Com, Inc.                        4/17/01          5,000               $0.25                $1,250
         Jack Carr                                      4/17/01          5,000               $0.25                $1,250
         Steve Corbin                                   4/17/01          5,000               $0.25                $1,250
         Lori X. Hammarlund                             4/27/01          5,000               $0.25                $1,250
         Edward M. Helzerman                            4/30/01          2,500               $0.25                  $625
         Sharon M. Helzerman                            4/30/01          2,500               $0.25                  $625
         Debbie A. Kozlowski                            4/17/01          5,000               $0.25                $1,250
         M/M Robert Lombard                             4/17/01          5,000               $0.25                $1,250
         Debra Micklis                                  3/08/01          5,000               $0.25                $1,250
         Daniel Micklis                                 3/08/01          5,000               $0.25                $1,250
         Freddie and Sylvia Parish                      4/27/01          1,000               $0.25                  $250
         Harry William Pflueger                         4/27/01          5,000               $0.25                $1,250
         Ralph Rosenberg                                4/17/01          5,000               $0.25                $1,250
         James H. Russell                               4/17/01          5,000               $0.25                $1,250
         Mark C. Russell                                4/17/01          5,000               $0.25                $1,250
         Patrick Sheedy                                 4/27/01          5,000               $0.25                $1,250
         Robert Sheedy                                  4/30/01          5,000               $0.25                $1,250
         Carl Van Skyke                                 4/30/01          2,500               $0.25                  $625
         Brad Smith                                     4/17/01          1,000               $0.25                  $250
         Adam Login                                     3/08/01          3,000               $0.25                  $750
         Ellen Farber                                    4/5/02          5,000               $0.25                $1,250
         Geraldine Turner                                3/6/01          5,000               $0.25                $1,250
         Hannah Saunders                                4/27/01          5,000               $0.25                $1,250
         Gil Chrisikos                                  2/27/01          5,000               $0.25                $1,250
         Nancy Decker                                   3/07/01          5,000               $0.25                $1,250
         Kyriakos Konstantakis                          3/06/01          5,000               $0.25                $1,250
         Lawrence Coleman                               2/27/01          5,000               $0.25                $1,250
         Andrew Goodman                                 3/05/01          5,000               $0.25                $1,250
         Barry Kantrowitz                               3/05/01          5,000               $0.25                $1,250


                                                                                    Purchase Price             Aggregate
         Name                                      Date of Sale         Shares           Per Share        Purchase Price
         ----                                      ------------         ------           ---------        --------------

         Sanford & Elyse Login                          3/01/01          5,000               $0.25                $1,250
         Felice & Joel Brenner                          4/03/01          5,000               $0.25                $1,250
         Michael & Donna Brown                          3/06/01          5,000               $0.25                $1,250
         Giuseppina Cavallo                             3/15/01          5,000               $0.25                $1,250
         Arnold Conrad                                  3/11/01          5,000               $0.25                $1,250
         Alfredo D'Antonio                              4/03/01          5,000               $0.25                $1,250
         Denise M. D'Antonio                            4/03/01          5,000               $0.25                $1,250
         Steven D'Antonio                               4/03/01          5,000               $0.25                $1,250
         Tonino Dantonio                                4/03/01          5,000               $0.25                $1,250
         Taso Denis                                     3/08/01          5,000               $0.25                $1,250
         Edward Dennehy                                 4/03/01          5,000               $0.25                $1,250
         Howard Dickson                                 3/08/01          5,000               $0.25                $1,250
         Donna Farber                                   3/08/01          5,000               $0.25                $1,250
         Santo Favano                                   4/03/01          5,000               $0.25                $1,250
         Joseph S. Fusco                                3/13/01          5,000               $0.25                $1,250
         Barry & Michelle Gaynor                        4/06/01          5,000               $0.25                $1,250
         Michael & Robin Glassberg                      4/06/01          5,000               $0.25                $1,250
         Arlene Goodman                                 3/06/01          5,000               $0.25                $1,250
         Joan and Robert Johnsen                        3/13/01          5,000               $0.25                $1,250
         Dave & Ellen Katzen                            3/07/01          5,000               $0.25                $1,250
         Ronald & Cynthia Keats                         4/09/01          5,000               $0.25                $1,250
         Michael and Rita Lee                           3/08/01          4,000               $0.25                $1,000
         Marilyn Levine                                 3/08/01          5,000               $0.25                $1,250
         Ahmet & Edina Kurmemaj                         3/08/01          5,000               $0.25                $1,250
         Melissa & Gianmarco Lullo                      3/08/01          5,000               $0.25                $1,250
         Nina Marazzo                                   3/09/01          5,000               $0.25                $1,250
         Steven & Jodie Menchel                         3/07/01          5,000               $0.25                $1,250
         Starr & Stanley Mendelblatt                    3/08/01          5,000               $0.25                $1,250
         Jonathan T. Miller                             3/12/01          5,000               $0.25                $1,250
         Peter & Randi Million                          3/08/01          5,000               $0.25                $1,250
         Linda Murphy                                   3/08/01          5,000               $0.25                $1,250
         Carol Palmeri                                  3/07/01          5,000               $0.25                $1,250
         Shari & Scott Saunders                         3/08/01          5,000               $0.25                $1,250
         Elisa R. Schindler                             3/19/01          5,000               $0.25                $1,250
         Gary Stein                                     3/08/01          5,000               $0.25                $1,250
         Frank/Irene Testa                              3/08/01          5,000               $0.25                $1,250
         Paul Woldar                                    3/11/01          5,000               $0.25                $1,250
         James Ming Yeung                               3/19/01          5,000               $0.25                $1,250
         Frank Zambuto                                  3/08/01          5,000               $0.25                $1,250
         Irina Zolina-Korzhenevich                      4/03/01          5,000               $0.25                $1,250
         Lori Sosna                                     4/27/01          5,000               $0.25                $1,250
         Milton Sussman                                 4/27/01          5,000               $0.25                $1,250
         William and Robyn Weiss                        4/27/01          5,000               $0.25                $1,250


                                                                                    Purchase Price             Aggregate
         Name                                      Date of Sale         Shares           Per Share        Purchase Price
         ----                                      ------------         ------           ---------        --------------

         Mark Taylor                                    3/08/01          5,000               $0.25                $1,250
         Charles McCallion                              4/17/01          5,000               $0.25                $1,250


                                       B.

      On April 30, 2002, the registrant issued an aggregate of 1,700,000 shares of its common stock to Scott Turner (850,000 shares) and Thomas Zambuto (850,000 shares) in connection with the registrant's acquisition of 81% of the capital stock of Airgate.

                                       C.

      On November 18, 2003, we issued to the persons and entities identified below the indicated number of shares and common stock and warrants for the consideration indicated opposite their names below:

         ------------------------------------------------------ ------------------------------ ---------------------
                                                                Securities
                                                                Shares of Common
                                                                Stock ("SHARES")

                                                                Common Stock Purchase
         Name                                                   Warrants ("WARRANTS")                 Consideration
         ------------------------------------------------------ ------------------------------ ---------------------
         1.    Max Communications                               62,112 Shares                              $100,000
                                                                31,056 Warrants1
         ------------------------------------------------------ ------------------------------ ---------------------
         2.    Castle Creek Technology Partners, LLC            155,280 Shares                             $250,000
                                                                 77,640 Warrants1
         ------------------------------------------------------ ------------------------------ ---------------------
         3.    Stone Street, L.P.                               124,224 Shares                             $200,000
                                                                 62,112 Warrants1
         ------------------------------------------------------ ------------------------------ ---------------------
         4.    Gamma Opportunity Capital Partners, LP           62,112 Shares                              $100,000
                                                                31,056 Warrants1
         ------------------------------------------------------ ------------------------------ ---------------------
         5.    Alpha Capital A.G.                               62,112 Shares                              $100,000
                                                                31,056 Warrants1
         ------------------------------------------------------ ------------------------------ ---------------------
         6.    Otape Investments, LLC                           124,224 Shares                             $200,000
                                                                 62,112 Warrants1
         ------------------------------------------------------ ------------------------------ ---------------------

-----------------
1 One-half of said Warrants are exercisable at $1.61 per share with the remaining one-half of said Warrants exercisable at $2.17 per Share.

         ------------------------------------------------------ ------------------------------ ---------------------
                                                                Securities
                                                                Shares of Common
                                                                Stock ("SHARES")

                                                                Common Stock Purchase
         Name                                                   Warrants ("WARRANTS")                 Consideration
         ------------------------------------------------------ ------------------------------ ---------------------
         7.    Bristol Investment Fund, Ltd.                    186,336 Shares                             $300,000
                                                                 93,168 Warrants1
         ------------------------------------------------------ ------------------------------ ---------------------
         8.    Polaris Partners, LP                              93,168 Shares                             $150,000
                                                                 46,584 Warrants1
         ------------------------------------------------------ ------------------------------ ---------------------
         9.    Insider Trend Fund, LP                            77,640 Shares                             $125,000
                                                                 38,820 Warrants1
         ------------------------------------------------------ ------------------------------ ---------------------
         10.   Leo E. Mindel, Non-GST                            77,640 Shares                             $125,000
               Exempt Family Trust II                            38,820 Warrants1
         ------------------------------------------------------ ------------------------------ ---------------------
         11.   Cornell Capital                                   62,112 Shares                             $100,000
                                                                 31,056 Warrants1
         ------------------------------------------------------ ------------------------------ ---------------------
         12.   Whalehaven Fund, Ltd.                             62,112 Shares                             $100,000
                                                                 31,056 Warrants1
         ------------------------------------------------------ ------------------------------ ---------------------
         13.   Greenwich Growth Fund, Ltd.                       62,112 Shares                             $100,000
                                                                 31,056 Warrants1
         ------------------------------------------------------ ------------------------------ ---------------------
         14.   Bridges & Pipes, LLC                              31,056 Shares                              $50,000
                                                                 15,528 Warrants
         ------------------------------------------------------ ------------------------------ ---------------------

      In connection with the sales described above, the registrant also issued warrants to purchase 186,358 shares at an exercise price of $1.93 per share to Rockwood, Inc., an SEC and NASD registered broker-dealer as partial compensation for its efforts in connection with that offering.

                                       D.

      On November 18, 2003, the Company issued warrants to purchase an aggregate of 100,000 shares to Duncan Capital LLC ("Duncan"), an investment banking firm. The warrants issued to Duncan were in consideration of advice by Duncan to the registrant in connection with the offering described in "C" above. One-half of the warrants issued to Duncan are exercisable at $0.80 per share and one-half are exercisable at $1.20 per share.

      On November 18, 2003, the registrant issued warrants to purchase an aggregate of 200,000 shares to Strategic Growth International, Inc. ("Strategic") in consideration for future public relation services to be performed by Strategic. Such amount subsequently was reduced to 50,000.

      The registrant believes the foregoing sales of its securities were exempt from the registration requirements for the Securities Act.

ITEM 5A. SELECTED FINANCIAL DATA


                         SELECTED FINANCIAL INFORMATION
                (Amounts expressed in thousands, except share and
                     per share data unless otherwise stated)

      The selected consolidated income statement data for years ended December 31, 2003, 2002 and 2001, and the selected consolidated balance sheet data as of December 31, 2003 and 2002 set forth below are derived from audited consolidated financial statements of the Company included in this Report and should be read in conjunction with, and are qualified in their entirety by reference to such financial statements, including the notes thereto and Item 6. "Management's Discussion and Analysis of Financial Condition or Plan of Operations." The selected consolidated income statement data for the years ended December 31, 2000 and 1999 and the selected consolidated balance sheet data as of December 31, 2001, 2000 and 1999 set forth below are derived from audited consolidated financial statements of the Company which are not included herein.

STATEMENT OF OPERATIONS DATA

                                                                           DECEMBER 31,
                                                                           ------------

                                          2003               2002             2001              2000              1999
                                      ------------      ------------      ------------      ------------      ------------
FREIGHT FORWARDING INCOME             $ 73,093,164      $ 52,903,737      $ 13,788,479      $ 14,169,226      $  9,191,572
                                      ------------      ------------      ------------      ------------      ------------

OPERATING EXPENSES
Cost of forwarding                      62,540,068        45,005,074        11,054,263        11,290,129         7,747,019
General and administrative               9,951,630         6,151,826         2,313,228         1,822,369           964,668
Depreciation and amortization              762,367           589,523           200,887           107,296            47,009
                                      ------------      ------------      ------------      ------------      ------------
                                        73,254,065        51,746,423        13,568,378        13,219,794         8,758,696
                                      ------------      ------------      ------------      ------------      ------------


OPERATING INCOME (LOSS)                   (160,901)        1,157,314           220,101           949,432           432,876
                                      ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)

Interest and other income                  238,361           151,520            68,699            64,725             4,682
Interest expense                          (228,178)          (96,420)          (24,123)           (5,304)             (754)
Gain on disposal of subsidiary                  --            11,390            19,729                --                --
Settlement of litigation                        --          (257,500)               --                --                --
Exchange listing costs                    (242,606)               --                --                --                --
Withdrawn registration statement
    costs                                 (171,120)               --                --                --                --
                                      ------------      ------------      ------------      ------------      ------------
Other                                           --                --           (40,545)               --                --
                                      ------------      ------------      ------------      ------------      ------------
                                          (403,543)         (191,010)           23,760            59,421             3,928
                                      ------------      ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES         (564,444)          966,304           243,861         1,008,853           436,804

                                                                           DECEMBER 31,
                                                                           ------------

                                          2003               2002             2001              2000              1999
                                      ------------      ------------      ------------      ------------      ------------

PROVISION FOR INCOME TAXES
    (BENEFIT)                             (572,933)          263,454            68,911           167,655            73,521
                                      ------------      ------------      ------------      ------------      ------------

NET INCOME                                   8,489           702,850           174,950           841,198           363,283
                                      ============      ============      ============      ============      ============

BASIC EARNINGS  PER SHARE (1)         $      0.000      $      0.033      $      0.008      $      0.046      $      0.021
                                      ============      ============      ============      ============      ============

DILUTED EARNINGS  PER SHARE (2)       $      0.000      $      0.032      $      0.008      $      0.046      $      0.021
                                      ============      ============      ============      ============      ============

  BALANCE SHEET DATA

                                                         DECEMBER 31,
                                                         ------------

                                  2003           2002           2001           2000           1999
                              -----------    -----------     ----------     ----------     ----------
Cash and cash equivalents     $   912,240    $   441,657     $  841,472     $2,345,816     $   93,050
Restricted cash                 5,786,064      2,655,589      1,450,896             --             --
Total assets                   22,387,280     16,652,194      6,707,620      5,888,758      2,720,494
Capital leases obligation,
    non-current portion            21,592         37,820         19,961         28,767         12,724
Total liabilities              14,532,680     10,897,005      3,155,981      2,373,741      1,366,185
Shareholders' equity            7,854,600      5,755,189      3,551,639      3,515,017      1,354,309

(1) Based on weighted average basic shares outstanding of 22.8 million, 21.6 million, 20.9 million, 18.2 million and 17 million for 2003, 2002, 2001, 2000 and 1999, respectively.

(2) Based on weighted average diluted shares outstanding of 22.8 million, 21.7 million, 21.0 million, 18.2 million and 17 million for 2003, 2002, 2001, 2000 and 1999, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements, which express or imply that such present and future operations will, or may, produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance, against our deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections, we currently believe that we will realize 100% of our deferred tax assets.

Valuing long-lived assets, intangibles and goodwill

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

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of an impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. As of December 31, 2003, goodwill totaled approximately $2.68 million, intangible assets amounted to approximately $1.91 million and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $241,186.

As required by SFAS No. 142, goodwill and intangible assets with indefinite lives are to no longer to be amortized, but rather are to be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives be amortized over their respective lives to their estimated residual value and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". On April 30, 2002, we acquired 81% of the common stock of Airgate International Corporation, a privately held New York based freight forwarder. As required by SFAS No. 142, we allocated the purchase price to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition. We recorded $2.86 million of intangible assets with finite lives (customer relationships) and $2.68 million in goodwill associated with this acquisition. The intangible customer relationship asset is amortized over a period of five years while goodwill is not amortized, but rather is tested annually for impairment in accordance with SFAS No. 142. The acquisition was accounted for as a purchase, and the results of operations of Airgate for the year ended December 31, 2003 and for the period from May 1, 2002 to December 31, 2002, and its financial condition as of December 31, 2003 and December 31, 2002 are reflected in our condensed consolidated financial statements as of December 31, 2003 and December 31, 2002. All significant inter-company balances and transactions have been eliminated in consolidation.

OVERVIEW

The following discussion is applicable to the Company's financial condition and results of operations for the years ended December 31, 2003 and December 31, 2002. Pacific CMA, Inc. (Pacific CMA) does not directly carry on any business activities. Through its Hong Kong based subsidiary, AGI Logistics (HK) Ltd.
(AGI), and its New York based subsidiary, Airgate International Corp. (Airgate), Pacific CMA facilitates and provides supply chain management solutions, contract logistics services and international freight forwarding services.

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

On April 30, 2002, Pacific CMA completed the acquisition of control of Airgate, a privately held New York-based freight forwarder that was established in 1995. Airgate is a non-asset based logistics services company. Pacific CMA intends to continue the operations of Airgate in substantially the same manner as they were conducted prior to the acquisition. Airgate primarily handles import air and ocean shipments from the Far East and Southwest Asia to the US. Pacific CMA International, LLC, a Colorado limited liability company that is wholly owned by the Company, acquired 81% of the issued and outstanding common stock of Airgate.

The following discussion concerning results of operations and liquidity and capital resources of Pacific CMA, is based solely upon the business operations which are carried on by the group consisting of its wholly owned subsidiary AGI and its subsidiaries, and the results of Airgate from January to December 2003.

The significant new developments, which have occurred during the year ended December 31, 2003, include the following:

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

6. We were appointed by an agency partner to handle the export shipments from Hong Kong and China on their behalf.

7. We co-signed a memorandum of cooperation with a business partner to explore the ground handling of air cargoes in Shanghai Pudong Airport.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

OVERALL RESULTS

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

Total revenue for the year ended December 31, 2003 increased approximately 38% compared with the year ended December 31, 2002, from $52,903,737 in 2002 to $73,093,164 in 2003. The increase in revenue was primarily the result of the organic growth of AGI and Airgate, together with the inclusion of the full year business of Airgate in 2003, excluding the inter-company transactions among the group companies.

During October to December 2002, the labor strike in the west coast ports of the U.S led to an increase in demand for airfreight services for the last quarter of 2002. That strike led to an increase in airfreight business, such business can be billed at a higher rate than seafreight.

      Revenue   derived  from  the   operations   of  AGI   slightly   decreased
approximately 6% during 2003 as compared with 2002.

The significant organic growth of AGI was the result of the following factors:

1.    An increase in routed freight traffic from existing agency partners;

2.    An increase in the number of new overseas agency partners;

3. Improvements in the agency network which enabled AGI to secure new freight business;

4.    Entering new markets in India, Japan and Sri Lanka.

The revenue of Airgate represented approximately 73% of our total revenue for 2003. Airgate focuses its operations on the import of goods from the Far East. Airgate currently leases its own bonded warehouse where deconsolidation of cargo is performed. In order to enter new markets in the Midwest, Airgate established a new office in Chicago, Illinois in June 2002.

During the year, our cost of forwarding increased approximately 39%, from $45,005,074 in 2002 to $62,540,068 in 2003. This increase in costs was primarily the result of the organic growth of AGI and Airgate, together with the inclusion of the full year business of Airgate in 2003, excluding the inter-company transactions among the group companies.

Gross margin for the year was quite constant, approximately 14.93% in 2002 to approximately 14.44% in 2003 and gross profit (revenue minus cost of forwarding) for the year increased 33.61%, from $7,898,663 in 2002, to $10,553,096 in 2003.
Overall, we realized a net income of $8,489 in 2003 compared with $702,850 in 2002.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 30%, from $36,392,050 in 2002 to $47,346,429 in 2003. Airfreight revenue for AGI Group was $15,918,980, while airfreight revenue for Airgate was $37,413,874, and offsetting inter-company transactions totaled $5,986,425. The volumes of airfreight were improved in 2003 compared with 2002, but in 2003 our results were adversely affected by both the second Gulf War and by the outbreak of the SARS virus in Asia. Prior to the beginning of the war, importers were concerned about the possible impact of the war on costs, and extra payments for fuel and security. It was also expected that if war began, the space for airfreight shipment would be decreased in order to allow for space reallocations to the U.S. government. These factors led to an increase in air traffic prior to the beginning of the war in the first quarter. The tonnage increase caused the demand for shipment space to increase as well, which led to a rise in the cost of space in the first quarter. Rate adjustments to clients were limited to moderate levels, since customers were reluctant to absorb the whole magnitude of the rate increase. Both the number of purchase orders and freight volumes were decreased during the second quarter of 2003 as a result of the SARS outbreak. In addition, the supply of cargo space was decreased dramatically as a result of cancellation of many freighter and passenger flights, and freight costs were maintained at a high level. Although freight volumes began to increase again in the third quarter after the SARS outbreak was contained, the tight supply of air space continued and our power to increase prices to our customers was limited. Except for the SARS factor and the impact of the second Gulf War, the Company actually experienced operating improvements in 2003 as compared to 2002. We had more new sources of customers and agents for air-import that led to an increase in air traffic, like those to India, and the new traffic to Mombasa, Africa. Costs for the airfreight forwarding operations increased approximately 31%, from $30,795,210 in 2002 to $40,350,177 in 2003.
Airfreight cost attributable to AGI Group was $13,394,194, while airfreight cost attributable to Airgate was $33,045,858, and offsetting inter-company costs were $6,089,875. The gross profit margin was quite constant, approximately 15.38% in 2002 and approximately 14.78 % in 2003. As a result of increased revenues, overall gross profits increased approximately 25% to $6,996,252.

Total segment overhead attributable to the airfreight operation increased approximately 42%, from $2,339,230 in 2002 to $3,321,156 in 2003. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased approximately 13% for the year, from $3,257,610 in 2002 to $3,675,096 in 2003. The increase in net income was mainly the result of the organic growth of AGI and Airgate, together with the inclusion of the full year business of Airgate in 2003.

SEA  FREIGHT   OPERATION:   Revenue  from  sea  freight   operations   increased
approximately  56% to $25,746,735 in 2003 from  $16,505,750 in 2002. Sea freight revenue for AGI Group was $5,850,137, while sea freight revenue for Airgate was $20,551,630, and offsetting inter-company transactions were $655,032. The increase in revenue for the year was due to inclusion of Airgate revenues for the full year (as compared to only eight months in 2002), and to revenues derived from new customers in new markets. Since ocean liners proposed a general rate increase to take effect on May 1, 2003, customers increased their shipments in order to take advantage of lower rates in effect before the pending rate increases. Thus ocean traffic recorded an increase in the first quarter. In addition, our new agents in India, Japan and Turkey introduced more customers into our network, which led to more revenue from the Shanghai market in the second and third quarters. There was also an increment in the quantity of freight consolidation in Chicago. The general increase of peak season surcharges and rate adjustments by ocean liners starting May 1, 2003, resulted in an increase in ocean traffic costs. Costs for the sea freight forwarding operation increased approximately 56%, from $14,196,471 in 2002 to $22,189,891 in 2003.
Sea freight costs attributable to AGI Group were $4,494,984, while costs attributable to Airgate were $18,323,872, and inter-company costs were $628,965. The gross profit margin was quite constant, approximately 13.99% in 2002 and approximately 13.81% in 2003. As a result of increased revenues, overall gross profits increased approximately 54%, to $3,556,844.

Total segment overhead attributable to the sea freight operation increased approximately 63%, from $942,973 in 2002 to $1,537,258 in 2003. Overall net income for the sea freight operation increased approximately 48%, from $1,366,306 in 2002 to $2,019,578 in 2003. The increase in net income was mainly the result of the organic growth of AGI and Airgate, together with the inclusion of the full year business of Airgate in 2003.

OTHER OPERATING EXPENSES

SELLING AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately 62%, to $9,951,630 in 2003 from $6,151,826 in 2002. The following factors caused the increase in expenses:

There was a significant incremental increase in expenses for the following items in this year: sales commissions, overseas traveling, legal and professional fees, as well as salaries and allowance.

Sales commission: Sales commission increased approximately 154% from $582,064 in 2002 to $1,478,941 in 2003. The increase is due to the inclusion of full year result of Airgate in 2003 as compared to eight (8) months results in 2002. The increase is also a result of increase in freight forwarding income in 2003.

Overseas traveling: Expenses related to overseas traveling increased approximately 28%, from $187,071 in 2002 to $238,422 in 2003. The increase in travel expenses was mainly due to costs attributable to an increased number of trips to the U.S. and Singapore for meetings with investment bankers and discussions related to capital raising efforts. The number of business trips to Japan, Taiwan and Europe was also increase in order to promote our freight business.

Legal and professional fees: Total legal fees incurred increased approximately 274%, from $242,625 in 2002 to $907,463 in 2003. The increase in legal fees was primarily the result of matters related to working on a registration statement and work related to potential listing of our shares on a stock exchange.

Salaries and allowance: Salaries and allowance increased approximately 51% from $2,935,449 in 2002 to $4,418,665 in 2003. This increase was the result of the addition of approximately 23 staff persons during 2003 needed to keep pace with our growth. Again, the inclusion of full year results in 2003 has a significant factor lead to salaries increase.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 29% from $589,523 in 2002 to $762,367 in 2003 The increase is attributable to the full year amortization of an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002, when comparing with only eight months in 2002. We recorded this asset at cost ($2,860,000) and it is being amortized on a straight-line basis over a period of 5 years. During 2003, the amortization expense attributable to this asset was $572,000.

NON-OPERATING INCOME

INTEREST AND OTHER INCOME

Interest and other income increased from $151,520 in 2002 to $238,361 in 2003. This was due to the interest income from loan receivables and management fee income received from third parties.

INTEREST EXPENSE

Interest expense increased to $228,178 in 2003 from $96,420 in 2002. The increase in interest expense is primarily due to an increase in short-term working capital financing.


YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

OVERALL RESULTS

Total revenue for the year ended December 31, 2002 increased approximately 284% as compared with the year ended December 31, 2001, from $13,788,479 in 2001 to $52,903,737 in 2002. The increase in revenue was due to (i) organic growth of AGI and (ii) inclusion of Airgate's revenues commencing May 1, 2002, excluding the inter-company transactions among the group companies.

Revenue derived from operations of AGI increased 67.2% as compared to 2001. This significant organic growth is the result of the following factors:

An increase in routed freight traffic from existing agency partners;

An increase in the number of new overseas agency partners;

An increase in the number of sales and marketing staff;

Improvements in the agency network, which enabled AGI to secure new freight business

Positive effects of the west coast dock worker's strike in U.S.

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

Our cost of freight forwarding increased approximately 307%, from $11,054,263 in 2001 to $45,005,074 in 2002. This increase in costs was due to the organic growth of AGI and the inclusion of Airgate freight costs commencing in May 2002.

Gross margin decreased from approximately 19.83% in 2001 to approximately 14.93% in 2002 and gross profit (revenue minus cost of forwarding) increased approximately 189%, from $2,734,216 in 2001, to $7,898,663 in 2002. Overall, we realized a net income of  $702,850 in 2002  compared  to  $174,950 in 2001.

The decrease in overall gross margins was mainly due to lower gross margins attributable to existing Airgate operations. However, since completing the Airgate acquisition, the Company has been working to improve Airgate's profit margin through synergies between it and AGI. Airgate is also putting substantial effort into finding new customers with the potential for higher profit margins to the Company, and has increased its marketing staff in an effort to develop new markets with higher gross margins.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows

Airfreight operations: Revenue from airfreight operations increased approximately 269% from $9,870,536 in 2001 to $36,392,050 in 2002. Airfreight revenue for AGI Group was $18,458,518, while airfreight revenue for Airgate was $25,710,558, and off-setting inter-company transactions totaled $7,777,026. The volume of airfreight was improved in 2002 compared with 2001. Our main customer base is in the garment industry, which prefers airfreight to sea freight transportation. In the aftermath of the September 11 attacks, inventory levels in the U.S. were generally low in the first half of 2002. As a result, the demand for urgent shipments increased during that period, especially from the garment industry. Another important event during 2002 was the labor strike in the west coast ports of the U.S. from October to December of that year. This strike led to an increase in demand for airfreight services during the last quarter of that year. The tonnage increase caused the demand for shipment space to increase as well, which led a rise in the cost of space. However, rate adjustments to clients were limited to moderate levels since customers were reluctant to absorb the whole magnitude of the rate increase. Costs for the airfreight forwarding operations increased approximately 288% from $7,938,785 in 2001 to $30,795,210 in 2002. Airfreight costs attributable to AGI Group were $15,396,879, while airfreight cost attributable to Airgate was $23,114,955, and off-setting inter-company costs were $7,716,624. As a result of the increase in cost for space, the gross profit margin decreased from approximately 20% in 2001 to approximately 15% in 2002. However, as a result of increased revenues, overall gross profits increased approximately 190% to $3,665,089.

Total segment overhead attributable to the airfreight operation increased from $809,326 in 2001 to $2,339,230 in 2002. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased approximately 190% for the year, from $1,122,515 in 2001 to $3,257,610 in 2002. The increase in net income was mainly the result of the inclusion of Airgate's business and the improvement in the results of the AGI Group.

Sea freight operation: Revenue from sea freight operations increased approximately 333% to $16,505,750 in 2002 from $3,814,375 in 2001. Sea freight revenue for AGI Group was $4,590,497, while sea freight revenue for Airgate was $12,467,747, and off-setting inter-company transactions were $552,494. The increase in revenue was due to inclusion of Airgate revenues and revenues derived from new customers in new markets. Profitable loose freight consolidation shipments to Australia and U.S. were increased during the year. Costs for the sea freight forwarding operation increased approximately 370% from $3,020,131 in 2001 to $14,196,471 in 2002. Sea freight costs attributable to AGI Group were $3,383,618, while costs attributable to Airgate were $11,342,135, and inter-company costs were $529,282. As a result, the gross profit margin decreased from approximately 21% in 2001 to approximately 14% in 2002. However, as a result of increased revenues, overall gross profits increased approximately 191% to $1,515,035.

Total segment overhead attributable to the sea freight operation was increased by approximately 166%, from $354,140 in 2001 to $942,973 in 2002. Overall net income for the sea freight operation increased approximately 210%, from $440,104 in 2001 to $1,366,306 in 2002. The increase in net income was mainly the result of inclusion of Airgate's operations and the improvement in the results of the AGI Group.

OTHER OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately 166% to $6,151,826 in 2002 from $2,313,228 in 2001. The following factors caused the increase in expenses:

Overseas traveling: Expenses related to overseas traveling increased approximately 152% from $74,148 in 2001 to $187,071 in 2002. The increase in travel expenses was mainly due to costs attributable to and an increased number of trips to the US for meetings with investment bankers and discussions related to capital raising efforts.

Salaries and allowance: Salaries and allowances for the period increased approximately 180% from $1,049,468 in 2001 to $2,935,449 in 2002. The salaries and allowances attributable to the AGI Group were $1,478,237, while those attributable to Airgate were $1,457,212 for the year of 2002. There were increased numbers of employees for the sales and marketing department and the accounting department during the year 2002.

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

INTEREST EXPENSES

Interest expenses increased to $96,420 in 2002 from $24,123 in 2001. The increase in interest expenses is due primarily to the increase in short-term working capital financing.

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

LIQUIDITY AND CAPITAL RESOURCES

We (used)/generated approximately ($1,300,000), $1,200,000 and $100,000 of cash from operating activities in 2003, 2002 and 2001, respectively. This increase in the use of cash was mainly attributable to additional amounts used in other receivables. It is also due to an increase in Deferred Tax assets.

Net cash used in investing activities was $295,381, $497,290 and $363,446 in 2003, 2002 and 2001, respectively. We used $74,987 to acquire plant and equipment to improve our office facilities, and used $900,900 for the deposits of a potential equity investment. We received payment of a loan receivable in the amount of $249,610, and we also received an additional $398,077 from the disposal of a subsidiary in 2002.

Additional cash deposits totaling approximately $3,100,000 were pledged to banks to generate additional bank facilities, and are classified as restricted cash. This increase was offset by the inception of bank overdrafts of $1,500,000, and a new bank loan of $2,500,000 million. During 2003, we paid a $900,000 installment loan related to the acquisition of Airgate and received $1,700,000 million from the issuance of common stock.

Working capital was $1,850,649 (inclusive of restricted cash of $5.8 million) and $730,906 as of December 31, 2003 and December 31, 2002 respectively. We believe that we will be able to rely on cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following December 31, 2003. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs, if any.

We intend to continue our expansion plans through a mixture of organic growth and acquisitions. Future acquisitions will focus on companies that serve as freight forwarders in key markets or offer services (such as customs brokerage) that complement our existing services. We intend to achieve organic growth through the establishment of new branch offices in the Latin America. and joint ventures in the PRC, and through a major marketing campaign through the Indian subcontinent, including India, Sri Lanka and Bangladesh. In order to achieve this goal, we will be required to raise a certain amount of capital. To a certain extent, these activities will have a significant impact on both liquidity and capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

From time to time, we have entered into various contractual obligations, which may be summarized as follows:


                                                                     PAYMENTS DUE BY PERIOD
                                             -----------------------------------------------------------------------

CONTRACTUAL OBLIGATIONS               TOTAL         LESS THAN 1 YEAR     1-3 YEARS        4-5 YEARS       THEREAFTER

                                        $                  $                 $                $                $
Finance lease Obligations             48,443              26,851           21,592                -                -

Short-term Notes Payable             537,510             537,510                -                -                -

Operating Leases                   1,121,661             343,612          431,614          346,435                -

Cargo Space Commitments            8,400,000           8,400,000                -                -                -

Material Employment                  998,000             499,000          499,000                -                -
Agreements


We have finance lease obligations of $48,443 as of December 31, 2003, of which $26,851 is repayable within one year, and $21,592 is repayable after 1 year.

The amount due to directors, totaling $20,493, represents amount due to Alfred Lam.

Debts maturing within one year amounted to $537,510.

We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong and China. The total outstanding lease commitments under non-cancelable operating leases are $1,121,661 as of December 31, 2003. As of December 31, 2003, the current portion of these commitments of $343,612 is payable within one year.

We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of December 31, 2003, the amount outstanding for such commitments to be entered in 2004 was approximately $8.4 million.

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

As of December 31, 2003, our commercial commitments may be summarized as follows:

OTHER COMMERCIAL COMMITMENTS            TOTAL AMOUNTS COMMITTED               AMOUNT OF COMMITMENT
                                                                              EXPIRATION PER PERIOD

                                                                              LESS THAN 1 YEAR

                                                $                                    $
Overdraft                                     1,510,300                            1,510,300

Invoice Trust Receipt                         1,998,294                            1,998,294

Linr of Credit                                2,500,000                            2,500,000

Short-term Notes Payable                        537.510                              537.510

Guarantees by bank                              308,000                              308,000

As of December 31, 2003, to finance our working capital, our available banking facilities were approximately $5,700,000 obtained from creditworthy commercial banks in Hong Kong and $2,500,000 from a bank in the U.S. As of that date, the total amount of bank credit facilities utilized was $6,008,594 This was made up of (i) $1,510,300 of overdrafts; (ii) $1,998,294 of invoice trust receipts and
(iii) $2,500,000 line of credit. In additions, there are $308,000 of bank guarantees for granting credit facilities to a subsidiary for airfreight payment. While these banks are not obligated to advance any further funds to us, we believe that absent any significant downtrend in business, these sources of credit will continue to be available to us.

OUTLOOK

Despite a global economic downturn, we believe the following factors may have a positive impact on our future results of operation and our financial conditions:

China's Increased Exports

According to a recent research report issued by Barrow Street Research, Inc. (the "Barrow Report") between 1990 and 2003, China's total exports grew eight times to over $380 billion. China's share of global exports are anticipated to reach 6% in 2003, a 54% growth from 2000. The Barrow Report also states that China accounted for 16% of the growth in the world economy, ranking second only to the US. The rising trading power of China has been especially important for transportation companies. With extensive operational centers based in Hong Kong and South China, management believes the Company is well positioned to take advantage of this rapid growth in trade

Closer Economic Partnership

Arrangement The Closer Economic Partnership Arrangement ("CEPA") that was signed on June 29, 2003, originally focused on stimulating and enhancing Hong Kong's economic recovery. In theory, CEPA significantly lowers the barriers for Hong Kong enterprises to tap the Mainland China market.

Under the CEPA, Hong Kong companies are permitted to set up wholly owned enterprises in Mainland China to provide logistics services and related consultancy services for ordinary road freight, and to engage in the management and operation of logistics services through electronic means. It permits freight forwarding agents to operate in Mainland China on a wholly owned basis a full two years ahead of China's WTO entrance timetable, and will permit such agents to enjoy national treatment in respect of the minimum registered capital requirement. In addition, it eliminates the import tariffs to Mainland China on a host of goods made in Hong Kong, allowing most Hong Kong companies to sell high value-added products across the border. In terms of economic benefits, the CEPA has good potential to open up many new business opportunities in Mainland China for Hong Kong. Although it is difficult to quantify the potential benefit we may realize from CEPA, through our Hong Kong-based AGI Logistics (HK) Ltd, Shenzhen Careship Transportation Limited, as well as AGI China Ltd, we believe we can enjoy "first mover" advantage, that is, we believe that our Hong Kong-based subsidiaries can benefit from CEPA because we have experience in doing business in, and we believe that we are knowledgeable in the PRC regulations and business practices. We believe that our existing offices in Hong Kong and Mainland China can also respond quicker than other U.S. freight forwarders to ongoing developments in China.

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

Expiration of Garment Quota in 2005

The garment quota in the U.S expires in 2005. With the expiration of this garment quota, exporters are uncertain of the business environment and as a result, the Company anticipates that garment exporters will attempt to increase their sales and exports in 2004 before the quota expires with a potential for an increase in the volume of trade.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

Foreign Exchange Risk

The Company conducts business in many different countries and currencies. The Company's business often results in revenue billings issued in a country and currency, which differs from that where the expenses related to the service are incurred. This brings a market risk to the Company's earnings.

Foreign exchange rates sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical change in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. As one of the major subsidiaries uses the Hong Kong Dollar (HKD), which has been linked to the U.S. Dollar at a rate of HKD7.8 to USD1, as its functional currency, there has been no material change in the Company's foreign exchange risk exposure. However, if HKD wasunlinked to the US Dollar, an average 10% weakening of the U.S. Dollar, throughout the year ended December 31, 2003, would have had the effect of raising operating income approximately $52,000. An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income by approximately $43,000.

The Company currently does not utilize any the derivate financial instruments or hedging transactions to manage foreign currency risk.

Interest Rate Risk

The Company does not currently utilize derivative financial instruments to hedge against changes in interest rates. At December 31, 2003, the Company had cash and cash equivalents and restricted cash of $6,700,000 and short-term borrowings of $6,500,000, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings.

In management's view, there has been no material change in Company's market risk exposure between 2002 and 2003.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements are contained on pages F-1 through F-28 of this Report:

      -     Report of Independent Certified Public Accountants;

      -     Consolidated Balance Sheets - December 31, 2003 and 2002;

      - Consolidated Statements of Operations - Years ended December 31, 2003, 2002 and 2001;

      - Consolidated Statements of Shareholders' Equity - Years ended December 31, 2003, 2002 and 2001;

      - Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001; and

      -     Notes to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.


ITEM 8A. CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange
Act), as of the end of the period covered by this annual report.

      The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, within the Company have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If and when management learns that any control or procedure is not being properly implemented, (a) it immediately reviews our controls and procedures to determine whether they are appropriate to accomplish the control objective and, if necessary, modifies and improves our controls and procedures to assure compliance with our control objectives, (b) it takes immediate action to cause our controls and procedures to be strictly adhered to, (c) it immediately informs all relevant managers of the requirement to adhere to such controls, as well as all relevant personnel throughout our organization, and (d) it implements in our training program specific emphasis on such controls and procedures to assure compliance with such controls and procedures. The development, modification, improvement, implementation and evaluation of our systems of controls and procedures is a continuous project that requires changes and modifications to them to remedy deficiencies, to improve training, and to improve implementation in order to assure the achievement of our overall control objectives.

      Based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to them by others within those entities to allow timely decisions regarding required disclosures.

      There have been no significant changes in our internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation, including any significant corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The  information  required by Item 9 of Form  10-KSB  with  respect to our directors and executive officers is incorporated by reference from the information contained in the section captioned "Election of Directors" in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of our Company's 2003 fiscal year (the "2004 Proxy Statement"). Certain information with respect to executive officers is included in Item 4A of this report. The information required by Item 9 of Form 10-KSB with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2004 Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

      The information required by Item 10 of Form 10-KSB is incorporated by reference from the information contained in the sections captioned "Election of Directors - Compensation of Directors," "Compensation of Executive Officers," "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Certain Relationships and Related Transactions" in the 2004 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) The information required by Item 11 of Form 10-KSB is incorporated by reference from the information contained in the section captioned "Security Ownership of Management and Certain Beneficial Owners" in the 2004 Proxy Statement.

      (b) The following table provides information about the Company's common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2003.



                                                                                                 Number of securities
                                                                       Weighted average          remaining available for
                                    Number of securities to            exercise price of         future issuance under
                                    be issued upon exercise            outstanding               equity compensation plan
                                    of outstanding options             options, warrants,        (excluding securities
Plan category                       warrants, and rights               and rights                reflected in column (a))
-----------------------------------------------------------------------------------------------------------------------------
                                            (a)                             (b)                            (c)

Equity compensation
plan approved by
security holders                              200,000                       $0.098                  1,097,450(1)

Equity compensation
plan not approved by
security holders                                  0                         $ 0.00                         0

--------------------------

(1) The number of securities represents 1,097,450 shares available for issuance under the Company's 2000 Stock Plan. For additional information concerning the Company's 2000 Stock Plan, see the discussion in Note 12 entitled, "Stock Plan" of the Notes to Consolidated Financial Statements

      Our Stock Option Plan provides for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 12 of Form 10-KSB is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the 2004 Proxy Statement.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Exhibits

3.1            Articles  of   Incorporation   (incorporated  by  reference  from
               Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 14, 1999)

3.2 By-laws (incorporated by reference from Registration Statement on Form 10-SB filed with the SEC on October 14, 1999)

3.3 Amendment to Articles of Incorporation (incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2 filed with the SEC on March 3, 2003)

4.1 Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 14, 1999).

10.1 Stock Purchase Agreement dated April 30, 2002, by and among Pacific CMA International, LLC, Pacific CMA, Inc., Airgate International Corp, Thomas Zambuto and Scott Turner (incorporated by reference to the corresponding exhibit filed with the SEC on or about May 14, 2002 on Form 8-K)

10.2 Promissory Note dated April 30, 2002, in favor of Scott Turner (incorporated by reference to the corresponding exhibit filed with the SEC on or about May 14, 2002 on Form 8-K)

10.3 Promissory Note dated April 30, 2002, in favor of Thomas Zambuto (incorporated by reference to the corresponding exhibit filed with the SEC on or about May 14, 2002 on Form 8-K)

10.4 Pledge Agreement dated April 30, 2002, between Scott Turner as Pledgee, Pacific CMA International, LLC, as Pledgor, and Robinson Brog Leinwand Greene Genovese & Gluck, P.C. as Pledge Holder (incorporated by reference to corresponding exhibit filed with the SEC on or about May 14, 2002 on Form 8-K)

10.5 Pledge Agreement dated April 30, 2002, between Thomas Zambuto as Pledgee, Pacific CMA International, LLC, as Pledgor, and Robinson Brog Leinwand Greene Genovese & Gluck, P.C. as Pledge Holder (incorporated by reference to the corresponding exhibit filed with the SEC on or about May 14, 2002 on Form 8-K)

10.6 Guaranty by Pacific CMA, Inc., in favor of Scott Turner, dated April 30, 2002 (incorporated by reference to corresponding exhibit filed with the SEC on or about May 14, 2002 on Form 8-K)

10.7 Guaranty by Pacific CMA, Inc., in favor of Thomas Zambuto, dated April 30, 2002 (incorporated by reference to corresponding exhibit filed with the SEC on or about May 14, 2002 on Form 8-K)

10.8 Escrow Agreement dated April 30, 2002, between Thomas Zambuto and Scott Turner as Seller, Pacific CMA International, LLC, as Purchaser, and Robinson Brog Leinwand Greene Genovese & Gluck, P.C., as Escrow Agent (incorporated by reference to corresponding exhibit filed with the SEC on or about May 14, 2002 on Form 8-K)

10.9 Employment Agreement of Scott Turner, dated April 30, 2002 (incorporated by reference to corresponding exhibit filed with the SEC on or about May 14, 2002 on Form 8-K)

10.10 2000 Stock Plan (incorporated by reference to exhibit 4.1 filed with the SEC on or about December 5, 2000 on Registration Statement on Form S-8)

10.11 Form of Stock Grant Agreement (incorporated by reference to exhibit 4.2 filed with the SEC on or about December 5, 2000 on Registration Statement on Form S-8)

10.12A Mutual Release and Termination Agreement dated December 19, 2003 (but not fully executed until January 9, 2004) among Duncan Capital LLC, Strategic Growth International, Inc. and Pacific CMA, Inc. (incorporated by reference from Post Effective Amendment No. 1 to Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 28, 2004)

10.12B Amendment dated January 16, 2004 to the Mutual Release and Termination Agreement dated December 19, 2003 (incorporated by reference from Post Effective Amendment No. 1 to Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 28, 2004)

10.13A&B Forms of warrants to purchase common stock issued by Pacific CMA, Inc. to the purchasers in a November 2003 private placement offering (incorporated by reference from Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 15, 2003)

10.14 Warrants to purchase common stock issued by Pacific CMA, Inc. to Rockwood, Inc. as compensation for services rendered in connection with the November 2003 private placement offering (incorporated by reference from Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 15, 2003)

10.15 Form of Securities Purchase Agreement by and between Pacific CMA, Inc. and each of the buyers in the November 2003 private placement offering (incorporated by reference from Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 15, 2003)

10.16 Form of Registration Rights Agreement by and between Pacific CMA, Inc. and each of the buyers in the November 2003 private placement offering (incorporated by reference from Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 15, 2003)

10.17A&B Warrants issued to Duncan Capital LLC by Pacific CMA, Inc. dated as of November 18, 2003 (incorporated by reference from Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 15, 2003)

10.18 Warrants issued to Strategic Growth International by Pacific CMA, Inc. dated as of November 18, 2003 (incorporated by reference from Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 15, 2003)

10.19 Compensation Agreement between Registrant and Henrik Christensen (incorporated by reference from Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 29, 2004)

14.1           Registrant's Code of Ethics For Chief Financial Officer

21.1 Subsidiaries of the Registrant (incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2 filed with SEC on January 10, 2003)

23.1           Consent  of  Moores  Rowland   Mazars,   Chartered   Accountants,
               Certified Public Accountants, Hong Kong*

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).*

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

32.1           Certificate of the Chief Executive  Officer Pursuant to 18 U.S.C.
               Section  1350,  as  Adopted   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

32.2           Certificate of the Chief Financial  Officer Pursuant to 18 U.S.C.
               Section  1350,  as  Adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

----------------------

*     Exhibit filed herewith.

      (b)   Reports on Form 8-K

      During the last quarter of the fiscal period covered by this Report, the Registrant filed the following Reports on Form 8-K:


EVENT DATE                            FILING DATE                         ITEMS REPORTED UPON
----------                            -----------                         -------------------
November 13, 2003                     November 17, 2003                   Item   4   (changes   in    registrant's
                                                                          certifying accountant)

November 17, 2003                     November 17, 2003                   Item 5 (other events)

November 10, 2003                     November 18, 2003                   Item   4   (changes   in    registrant's
                                                                          certifying accountant)

November 18, 2003                     November 19, 2003                   Item 5 (other  events  and  required  FD
                                                                          Disclosure)

December 4, 2003                      December 4, 2003                    Item 5 (other  events  and  required  FD
                                                                          Disclosure)


      With the exception of the information expressly incorporated herein by reference, the Company's 2004 Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-KSB.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 of Form 10-KSB is not required to be included in this report in accordance with Securities and Exchange Commission Release No. 34-47265A.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PACIFIC CMA, INCORPORATED

Date:  March 27, 2004                  By: /s/Alfred Lam
                                           ---------------------------
                                           Alfred Lam, Chairman of the
                                           Board of Directors


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/Alfred Lam                               Chairman of the Board of Directors          March 27, 2004
----------------------------------          (Principal Executive Officer)
Alfred Lam


/s/ Daisy Law                               Chief Financial Officer                     March 27, 2004
----------------------------------
Daisy Law                                   (Principal Financial and
                                            Accounting Officer)


/s/Scott Turner                             Director                                    March 27, 2004
----------------------------------
Scott Turner


/s/Henrik M. Christensen                    Director                                    March 27, 2004
----------------------------------
Henrik M. Christensen


/s/Louisa Chan                              Director                                    March 27, 2004
----------------------------------
Louisa Chan


/s/Kaze Chan                                Director                                    March 27, 2004
----------------------------------
Kaze Chan


/s/Tan Kay Hock                             Director                                    March 27, 2004
----------------------------------
Tan Kay Hock


                                            Director                                    March   , 2004
----------------------------------
Kim E. Petersen


/s/Liu Kwong Sang                           Director                                    March 27, 2004
----------------------------------
Liu Kwong Sang

                                PACIFIC CMA, INC.

            Accountants' Report and Consolidated Financial Statements

                           December 31, 2003 and 2002

                                PACIFIC CMA, INC.

                           DECEMBER 31, 2003 AND 2002

CONTENTS

    INDEPENDENT ACCOUNTANTS' REPORT.......................................1


    CONSOLIDATED FINANCIAL STATEMENTS

        Balance Sheets....................................................2

        Statements of Income..............................................3

        Statements of Stockholders' Equity................................4

        Statements of Cash Flows..........................................5

        Notes to Financial Statements.....................................6

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Pacific CMA, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Pacific CMA, Inc. as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific CMA, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ BKD. LLP

March 12, 2004

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Pacific CMA, Inc.


We have audited the consolidated balance sheet of Pacific CMA, Inc. and its subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2002 and the results of their operations and cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




Moores Rowland
Chartered Accountants
Certified Public Accountants
Hong Kong

Date: May 26, 2003

                                PACIFIC CMA, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002


ASSETS
                                                                                 2003                 2002
                                                                              ------------        ------------
    CURRENT ASSETS
        Cash and cash equivalents                                             $    912,240        $    441,657
        Restricted cash                                                          5,786,064           2,655,589
        Accounts and notes receivable, net of allowance; 2003 -
          $156,617; 2002 - $137,290                                              7,360,859           6,464,141
        Refundable income taxes                                                    147,092                  --
        Other receivables, deposits and prepaid expenses                         2,102,599           1,116,007
        Current portion of loan receivable                                          12,600             249,600
        Deferred income taxes                                                       40,283              82,350
                                                                              ------------        ------------
               Total current assets                                             16,361,737          11,009,344
                                                                              ------------        ------------
    PROPERTY AND EQUIPMENT, net                                                    241,186             361,578
                                                                              ------------        ------------

    OTHER ASSETS
        Goodwill                                                                 2,683,768           2,683,768
        Intangible assets, net                                                   1,906,667           2,478,667
        Deferred tax asset                                                         152,774               2,613
        Investment deposit                                                         900,900                  --
        Other                                                                      140,248             116,224
                                                                              ------------        ------------
                                                                                 5,784,357           5,281,272
                                                                              ------------        ------------

                                                                              $ 22,387,280        $ 16,652,194
                                                                              ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
        Notes payable - bank                                                  $  6,008,594        $  2,199,701
        Current maturities of long-term debt                                        26,851              38,124
        Accounts payable                                                         7,319,281           6,399,178
        Payable to directors                                                        20,493             411,667
        Accrued expenses                                                           598,359             509,316
        Short-term loans payable                                                   537,510             479,607
        Income taxes payable                                                            --             240,845
                                                                              ------------        ------------
               Total current liabilities                                        14,511,088          10,278,438
                                                                              ------------        ------------

    LONG-TERM DEBT                                                                  21,592              37,820
                                                                              ------------        ------------

    DEFERRED INCOME TAXES                                                               --             580,747
                                                                              ------------        ------------

    STOCKHOLDERS' EQUITY
        Common stock, no par value; authorized - 100,000,000 shares and
          issued - 25,675,590 and 22,422,450 shares                              6,195,492           1,551,865
        Additional paid-in capital                                               1,786,718           1,786,718
        Retained earnings                                                        2,433,420           2,424,931
        Accumulated other comprehensive income (loss)                               11,440              (8,325)
        Unearned compensation cost                                              (2,572,470)                 --
                                                                              ------------        ------------
               Total stockholders' equity                                        7,854,600           5,755,189
                                                                              ------------        ------------

                                                                              $ 22,387,280        $ 16,652,194
                                                                              ============        ============

See Notes to Consolidated Financial Statements                                 2

                                PACIFIC CMA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                     2003                2002                2001
                                                 ------------        ------------        ------------
FREIGHT FORWARDING INCOME                        $ 73,093,164        $ 52,903,737        $ 13,788,479
                                                 ------------        ------------        ------------

OPERATING EXPENSES
    Cost of forwarding                             62,540,068          45,005,074          11,054,263
    General and administrative                      9,951,630           6,151,826           2,313,228
    Depreciation and amortization                     762,367             589,523             200,887
                                                 ------------        ------------        ------------
                                                   73,254,065          51,746,423          13,568,378
                                                 ------------        ------------        ------------

OPERATING INCOME (LOSS)                              (160,901)          1,157,314             220,101
                                                 ------------        ------------        ------------

OTHER INCOME (EXPENSE)
    Interest and other income                         238,361             151,520              68,699
    Interest expense                                 (228,178)            (96,420)            (24,123)
    Gain on disposal of subsidiary                         --              11,390              19,729
    Settlement of litigation                               --            (257,500)                 --
    Exchange listing costs                           (242,606)                 --                  --
    Withdrawn registration statement costs           (171,120)                 --                  --
    Other                                                  --                  --             (40,545)
                                                 ------------        ------------        ------------
                                                     (403,543)           (191,010)             23,760
                                                 ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                    (564,444)            966,304             243,861

PROVISION FOR INCOME TAXES (BENEFIT)                 (572,933)            263,454              68,911
                                                 ------------        ------------        ------------

NET INCOME                                       $      8,489        $    702,850        $    174,950
                                                 ============        ============        ============

BASIC EARNINGS PER SHARE                         $      0.000        $      0.033        $      0.008
                                                 ============        ============        ============

DILUTED EARNINGS PER SHARE                       $      0.000        $      0.032        $      0.008
                                                 ============        ============        ============

See Notes to Consolidated Financial Statements                                 3

                                PACIFIC CMA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                        ADDITIONAL                   COMPREHENSIVE
                                             COMMON STOCK, ISSUED        PAID-IN       RETAINED         INCOME
                                            SHARES         AMOUNT        CAPITAL       EARNINGS         (LOSS)
                                        -----------------------------------------------------------------------------
    BALANCE, JANUARY 1, 2001                20,400,000  $      4,080    $ 1,966,718   $  1,547,131

        Net income                                                                         174,950   $     174,950
        Foreign currency translation
          adjustment                                                                                        (5,413)
                                                                                                     -------------
           Comprehensive income                                                                      $     169,537
                                                                                                     =============
        Issuance of common stock               533,300         8,250
        Stock grant                            215,750        38,835
        Stock repurchase                    (1,000,000)                    (180,000)
                                            ----------  ------------    -----------   ------------

    BALANCE, DECEMBER 31, 2001              20,149,050        51,165      1,786,718      1,722,081


        Net income                                                                         702,850   $     702,850
                                                                                                     -------------
           Comprehensive income                                                                      $     702,850
                                                                                                     =============
        Issuance of common stock on
          acquisition of subsidiary          1,700,000     1,360,000
        Issuance of common stock                50,000        12,500
        Stock grant                            523,400       128,200
                                            ----------  ------------    -----------   ------------

    BALANCE, DECEMBER 31, 2002              22,422,450     1,551,865      1,786,718      2,424,931


        Net income                                                                           8,489   $       8,489
        Foreign currency translation
          adjustment                                                                                        19,765
                                                                                                     -------------
           Comprehensive income                                                                      $      28,254
                                                                                                     =============
        Issuance of common stock             1,274,240     1,760,329
        Stock grant                          1,978,900     2,883,298
                                            ----------  ------------    -----------   ------------

    BALANCE, DECEMBER 31, 2003              25,675,590  $  6,195,492    $ 1,786,718   $  2,433,420
                                            ==========  ============    ===========   ============

                                           ACCUMULATED
                                              OTHER          UNEARNED
                                          COMPREHENSIVE    COMPENSATION
                                             (LOSS)            COST            TOTAL
                                        --------------------------------------------------
    BALANCE, JANUARY 1, 2001              $      (2,912)   $          --    $  3,515,017

        Net income                                                               174,950
        Foreign currency translation
          adjustment                             (5,413)                          (5,413)

           Comprehensive income

        Issuance of common stock                                                   8,250
        Stock grant                                                               38,835
        Stock repurchase                                                        (180,000)
                                          -------------    -------------    ------------

    BALANCE, DECEMBER 31, 2001                   (8,325)              --       3,551,639


        Net income                                                               702,850

           Comprehensive income

        Issuance of common stock on
          acquisition of subsidiary                                            1,360,000
        Issuance of common stock                                                  12,500
        Stock grant                                                              128,200
                                          -------------    -------------    ------------

    BALANCE, DECEMBER 31, 2002                   (8,325)                       5,755,189


        Net income                                                                 8,489
        Foreign currency translation
          adjustment                             19,765                           19,765

           Comprehensive income

        Issuance of common stock                                               1,760,329
        Stock grant                                           (2,572,470)        310,828
                                          -------------    -------------    ------------

    BALANCE, DECEMBER 31, 2003            $      11,440    $  (2,572,470)   $  7,854,600
                                          =============    =============    ============


See Notes to Consolidated Financial Statements                                 4

                                PACIFIC CMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                               2003              2002              2001
                                                            -----------        -----------        -----------
OPERATING ACTIVITIES
    Net income                                              $     8,489        $   702,850        $   174,950
    Items not requiring (providing) cash
       Depreciation and amortization                            190,367            208,190            200,887
       Amortization of intangibles                              572,000            381,333                 --
       Loss on sale of property and equipment                     9,870              6,773             15,040
       Gain on sale of subsidiary                                    --            (11,390)           (19,728)
       Stock based compensation cost                            111,143             70,075             38,835
       Deferred offering costs                                       --                 --             40,545
       Provision for doubtful accounts                           60,160             77,511                 --
       Deferred income taxes                                   (688,841)           (74,204)           (27,288)

    Changes in
       Accounts receivable                                     (956,878)        (1,369,229)          (470,033)
       Accounts payable                                         920,103          1,283,370            702,498
       Accrued expenses                                          89,043            114,449                386
       Income taxes refundable/payable                         (387,937)           265,298                 --
       Other current assets and liabilities                  (1,197,938)          (437,816)          (506,675)
                                                            -----------        -----------        -----------
           Net cash provided by (used in) operating
              activities                                     (1,270,419)         1,217,210            149,417
                                                            -----------        -----------        -----------

INVESTING ACTIVITIES
    Loans receivable                                            249,610            210,135           (435,385)
    Acquisition of subsidiary                                        --           (613,618)                --
    Purchase of property and equipment                          (74,987)          (154,877)           (92,617)
    Proceeds from sale of subsidiary in 2002                    398,077             96,070            149,888
    Proceeds from sale property and equipment                    32,819             15,000             14,668
    Deposit for potential equity investment                    (900,900)                --                 --
    Purchases of certificate of deposit                              --            (50,000)                --
                                                            -----------        -----------        -----------
           Net cash used in investing activities               (295,381)          (497,290)          (363,446)
                                                            -----------        -----------        -----------

FINANCING ACTIVITIES
    Net change in restricted cash                            (3,130,475)        (1,204,693)        (1,423,188)
    Net change in notes payable - bank                        3,808,893            742,914                 --
    Installments paid on acquisition of
    subsidiary in 2002                                         (900,000)                --                 --
    Principal payments under capital lease obligation           (64,422)           (31,785)          (106,155)
    Proceeds from short-term debt                               887,930             71,391            232,667
    Payments on short-term debt                                (380,027)          (274,452)                --
    Issuance of common stock                                  1,736,649                 --              8,250
    Advances to a director, net                                  58,826           (423,712)             1,765
                                                            -----------        -----------        -----------
           Net cash provided by (used in) financing
              activities                                      2,017,374         (1,120,337)        (1,286,661)
                                                            -----------        -----------        -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                451,574           (400,417)        (1,500,690)

FOREIGN CURRENCY EXCHANGE DIFFERENCE                             19,009                602             (3,654)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    441,657            841,472          2,345,816
                                                            -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $   912,240        $   441,657        $   841,472
                                                            ===========        ===========        ===========


SUPPLEMENTAL CASH FLOWS INFORMATION

    Interest paid                                           $   227,391        $    14,856        $     5,304
    Income taxes paid                                           507,845            210,091            203,648
    Capital lease obligation incurred for equipment              36,628             64,103             81,795
    Sale of Sparkle subsidiary                                       --            398,077                 --
    Acquisition of Airgate subsidiary                                --          2,260,000                 --

See Notes to Consolidated Financial Statements                                 5

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS

        The Company is a global, non-asset based logistic and freight forwarder providing supply chain logistics services. It coordinates the shipping and the storage or raw materials, supplies, components and finished goods by air, sea, river, rail and road. It's cargo includes garments on hangers, refrigerated cargo, hazardous materials and perishable goods. The Company has operating locations in Chicago, New York, Hong Kong and the Peoples Republic of China. The Company had approximately $13,900,000 of net assets in foreign countries.

    PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AGI Logistics (Hong Kong) Limited, Shenzen Careship International Transportation (formerly Guangdong Springfield Logistics Services Limited), Pacific CMA International, LLC and AGI China Limited and its majority (81%) owned subsidiary, Airgate International Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

    USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH EQUIVALENTS

        The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2003 and 2002, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit. At December 31, 2003, the Company's cash accounts in the United States of America exceeded federally insured limits by approximately $415,000.

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


    ACCOUNTS AND NOTES RECEIVABLE

        Accounts receivable are stated at the amount billed to customers plus any accrued and unpaid interest. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Accounts past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

        Notes receivable are stated at their outstanding principal amount, net of allowance for uncollectible notes. The Company provides an allowance for uncollectible notes, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Outstanding notes accrue interest based on the terms of the respective note agreements. A note receivable is considered delinquent when the debtor has missed three or more payments. At that time, the note is placed on nonaccrual status and interest accrual ceases and does not resume until the note is no longer classified as delinquent. Delinquent notes are written off based on individual credit evaluation and specific circumstances of the borrower.

    PROPERTY AND EQUIPMENT

        Property and equipment are depreciated over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Annual depreciation is primarily computed using the straight line method.

    GOODWILL

        Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

    INTANGIBLES

        The intangible asset consists of the non-contractual customer relationship identified during the acquisition of a major subsidiary. It is recorded at cost allocated at acquisition and is amortized on a straight-line basis over the estimate useful economic life of five years. It is tested for impairment in accordance with FASB Statement No. 142.

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


    INCOME TAXES

        Provisions for income taxes have been provided in accordance with the tax rates in the United States of America or tax laws in effect in Hong Kong depending on income arising from their respective jurisdictions.

        Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its domestic subsidiaries.

    REVENUE RECOGNITION

        The Company derives its revenues from two main sources: air freight and ocean freight. As a non asset-based carrier, the Company does not own transportation assets. It generates the major portion of its revenues by purchasing freight services from asset-based shippers and reselling those services to customers. By consolidating shipments from multiple customers and by purchasing cargo space in bulk, the Company can negotiate more favorable rates from the shippers than the customers could negotiate on their own.

        Revenues include the charges to the Company from the shipper carrying the freight. For export freight, the Company receives a Master Airway Bill for air shipments and a Master Ocean Bill of Lading for ocean shipments when the freight is delivered to the shipper. With the exchange of this contract, the risk of loss passes to the shipper. Revenue is recognized when the shipper leaves the terminal. For import freight, revenues are recognized as the freight arrives at its final destination. The direct costs from the shipper are also recognized at these times.

        International shipping can require various other services other than just shipping such as break bulk, customs clearance, local deliveries and distribution. Often the Company provides these services to its customers. Revenues from these services are recognized when the service is complete.

    EARNINGS PER SHARE

        Earnings per share have been computed based upon the weighted-average common shares outstanding during each year.

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


    FOREIGN CURRENCY TRANSLATION

        The Company considers US Dollars as its functional currency as a substantial portion of the Company's business activities are based in US Dollars. Transactions involving foreign currencies are translated at the approximate rates of exchange existing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the year end are retranslated at the approximate rates of exchange at that date. Translation differences are included in the statements of operations. The consolidated financial statements include foreign subsidiaries. Their assets and liabilities are translated into US Dollars at the rate in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate during the year. Translation differences included in the consolidated statements of income are not material.

    RECLASSIFICATIONS

        Certain   reclassifications   have  been  made  to  the  2002  financial
        statements to conform to the 2003 financial statement presentation. These reclassifications had no effect on net earnings.

NOTE 2:  LOANS RECEIVABLE

        A loan receivable amounting to $237,000 at December 31, 2002 was due from a business partner. The amount was collateralized by the personal guarantee of a director of the borrower, bears interest at 8.5% per annum and was due on or before December 31, 2003.

        As of December 31, 2003 and 2002, $66,214 and $78,824 is due from Thomas Zambuto, President and former shareholder of Airgate International Corporation. The note is uncollateralized, interest free with annual repayments of approximately $12,600.


NOTE 3:  PROPERTY AND EQUIPMENT, NET

        Property and equipment consists of the following

                                                  2003           2002
                                               ---------      ---------
            Office equipment                   $ 491,459      $ 287,837
            Furniture and fixtures               300,664        253,434
            Motor vehicles                       207,828        441,061
                                               ---------      ---------
                                                 999,951        982,332
            Less: Accumulated depreciation      (758,765)      (620,754)
                                               ---------      ---------

                                               $ 241,186      $ 361,578
                                               =========      =========

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 4:  INVESTMENT DEPOSIT

        In December 2003, the Company paid a deposit of $900,900 to a third party for the purposes of acquiring a 46.92% equity interest in Careship International Transportation Ltd. (Careship). Careship is another freight forwarding company established in the People's Republic of China
        (PRC). The cost of acquisition is approximately $850,000. The completion of the acquisition is contingent upon the approval of the government of the PRC and is expected to be approved in April 2004.

NOTE 5:  ACQUIRED INTANGIBLE ASSETS AND GOODWILL

        The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2003 and 2002, were:


                                                           2003                               2002
                                                  GROSS                             GROSS
                                                CARRYING        ACCUMULATED       CARRYING         ACCUMULATED
                                                 AMOUNT        AMORTIZATION        AMOUNT          AMORTIZATION
                                            ------------------------------------------------------------------------
           Amortized intangible assets
              -non-contractual customer
              list                            $   2,860,000    $      953,333   $    2,860,000   $        381,333
                                              =============    ==============   ==============   ================


        Amortization expense for the years ended December 31, 2003 and 2002 was $572,000 and $381,333, respectively. Estimated amortization expense for each of the following four years is:

                  2004                                        $    572,000
                  2005                                             572,000
                  2006                                             572,000
                  2007                                             190,667


        The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 were:

                                                         2003           2002
                                                      ----------     ----------

            Balance as of January 1                   $2,683,768     $       --
                Goodwill acquired during the year             --      2,683,768
                                                      ----------     ----------

            Balance as of December 31                 $2,683,768     $2,683,768
                                                      ==========     ==========

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 6:   NOTES PAYABLE - BANK

        The Company has a $2,500,000 line of credit that accrues interest at the bank's prime rate plus 0.75% (4.75% at December 31, 2003) and matures in September 2004. The line is collateralized by a $1,500,000 certificate of deposit held by the Bank, substantially all the assets of Airgate and a personal guarantee of a director of the Company. This certificate of deposit is recorded as restricted cash. The note requires the Company meet certain debt to equity ratios and other financial covenants. As of December 31, 2003, there was $2,500,000 borrowed against this facility.

        The Company has certain other banking facilities to finance its working capital. The facilities available totaled approximately $5,700,000. The facilities accrue interest at rates varying with the prime rate in Hong Kong, Hong Kong Interbank Offered Rate (HIBOR), or the cost of funds rate. As of December 31, 2003, these rates ranged between 1.01% - 7.00%. The facilities require annual renewals and are collateralized by personal guarantees by two directors and restricted cash of approximately $3,950,000. As of December 31, 2003 and 2002, amounts outstanding against these facilities was $3,508,594 and $2,199,701, respectively.

NOTE 7:  SHORT-TERM NOTES PAYABLE


        Short-term borrowings consisted of the following:

                                                                                                       2003
                                                                                                 ----------------
           Bank loans payable, Bank's prime rate plus 1.0% (6.0% at December 31, 2003),
              final  payment due January  2004,  guaranteed by a director of the Company         $        172,453
          Bank loan  payable,  Bank's  prime  rate  (5.0% at December 31, 2003), final payment
              due November 2004, guaranteed by a director of the Company                                  283,614
           Bank loan payable, Bank's prime rate plus 0.5% (5.5% at December 31, 2003),
              final payment due July 2004, guaranteed by two directors of the Company                      81,443
                                                                                                 ----------------
                                                                                                 $        537,510
                                                                                                 ================


                                                                                                       2002
                                                                                                 ----------------
           Bank loans, 5.125%, due at various dates throughout 2003, guaranteed by certain
              directors                                                                          $         29,607
           Other loan payable, 0%, due in three installments, final payment due December
              2003, collateralized by Airgate shares                                                      450,000
                                                                                                 ----------------
                                                                                                 $        479,607
                                                                                                 ================

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 8:  CAPITAL LEASE OBLIGATIONS

        The Company has entered into various capital leases for automobiles and postage equipment expiring at various dates through 2005.

        Aggregate annual payments on capital lease obligations at December 31, 2003 are:

                                                                      2003                2002
                                                                 ----------------   ----------------
           2003                                                  $            --    $        43,405
           2004                                                           29,522             23,825
           2005                                                           23,744             18,305
                                                                 ----------------   ----------------
                                                                         53,266             85,535
           Less amount representing interest                              (4,823)            (9,591)
                                                                 ----------------   ----------------
           Present value of future minimum lease payments        $        48,443    $        75,944
                                                                 ===============    ===============


        Property and equipment include the following property under capital leases:


                                                                       2003                2002
                                                                  ----------------   ----------------
           Equipment                                              $         76,649   $        140,288
           Less accumulated depreciation                                   (25,529)           (54,993)
                                                                  ----------------   ----------------
                                                                  $         51,120   $         85,295
                                                                  ================   ================


NOTE 9:  OPERATING LEASES

        Noncancellable operating leases are for operating locations that expire in various years through 2008. These leases generally contain require the Company to pay all executory costs (property taxes, maintenance and insurance).

        Future minimum lease payments at December 31, 2003, were:

                  2004                                     $        343,612
                  2005                                              232,825
                  2006                                              198,789
                  2007                                              207,388
                  2008                                              139,047
                                                           ----------------

                                                           $      1,121,661
                                                           ================

        Rental expense for all operating leases for the years ended December 31, 2003, 2002 and 2001 was $445,927, $333,592 and $248,376, respectively.

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 10: INCOME TAXES

        Income before provision for income taxes was taxed under the following jurisdictions for the years then ended.

                                  2003             2002            2001
                              ----------------------------------------------
            United States     $(1,140,624)     $  (531,455)     $        --
            Hong Kong             576,180        1,497,759          243,861
                              -----------      -----------      -----------
                              $  (564,444)     $   966,304      $   243,861
                              ===========      ===========      ===========


        The provision for income taxes includes these components:


                                                      2003            2002          2001
                                                    ---------------------------------------
            Taxes currently payable                 $ 115,908      $ 337,058      $  96,199
            Deferred income taxes                    (688,841)       (73,604)       (27,288)
                                                    ---------      ---------      ---------

                   Income tax (benefit) expense     $(572,933)     $ 263,454      $  68,911
                                                    =========      =========      =========


        A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:


                                                          2003           2002          2001
                                                      ------------------------------------------
            Computed at the statutory rate (34%)       $(191,911)     $ 328,544      $  82,913
            Increase (decrease) resulting from
                Nondeductible expenses                    28,314        132,938          3,248
                Nontaxable income                        (26,310)        (4,655)        (3,736)
                Compensation cost                        (83,361)            --             --
                Income tax credit carryforwards               --        (67,560)            --
                State income taxes                      (125,122)        36,497             --
                Effect of foreign tax rates              (92,032)      (271,905)       (43,896)
                Effective tax rate differential on
                  deferred income taxes                  (82,681)        98,505             --
                Change in valuation allowance                 --             --         30,382
                Other                                        170         11,090             --
                                                       ---------      ---------      ---------

                   Income tax (benefit) expense        $(572,933)     $ 263,454      $  68,911
                                                       =========      =========      =========

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


         The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                                               2003             2002             2001
                                                         ---------------------------------------------------
            Deferred tax assets
                Net operating loss carryforwards           $   553,362      $   597,427      $        --
                Stock-based compensation expense                 9,281           19,576               --
                Depreciation                                    30,048               --               --
                Registration costs                              81,470               --               --
                Allowance for doubtful accounts                 31,002               --               --
                Other                                               --            2,613           12,815
                                                           -----------      -----------      -----------
                                                               705,163          619,616           12,815

            Deferred tax liabilities - amortization of
               intangibles                                    (512,106)      (1,115,400)              --
                                                           -----------      -----------      -----------

                   Net deferred tax asset (liability)      $   193,057      $  (495,784)     $    12,815
                                                           ===========      ===========      ===========



         The above net deferred tax asset (liability) is presented on the balance sheets as follows:


                                                             2003           2002           2001
                                                          ----------------------------------------
            Deferred tax asset - current                   $  40,283     $  82,350      $      --
            Deferred tax asset (liability) - long-term       152,774      (578,134)        12,815
                                                           ---------     ---------      ----------

                   Net deferred tax asset (liability)      $ 193,057     $(495,784)     $  12,815
                                                           =========     =========      ==========


        As of December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $2,040,000 and $1,935,000, respectively, that expire between 2018 and 2023. As of the date of acquisition, Airgate had a net operating loss carried forward of approximately $1,429,000, which is subject to annual usage restrictions. The Company anticipates fully utilizing these carryforwards.

        No deferred taxes have been provided on undistributed earnings of the Company's foreign subsidiaries as these earnings will be permanently invested in the Company's foreign operations.

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 11: RETIREMENT PLANS

        As required  by law,  the Company  operates a Mandatory  Provident  Fund
        (Fund) in Hong Kong for the benefit of substantially all of its Hong Kong employees. The assets of the Fund are held separately from those of the Company in a separate provident fund managed by an independent trustee. The Company makes contributions to the Fund as required. For the years ended December 31, 2003 and 2002, the Company made contributions of $67,652 and $64,116, respectively.

        The Company does not maintain any retirement plans for its employees in the United States.

NOTE 12: STOCK PLANS

    2000 STOCK PLAN

        The Company has a 2000 Stock Plan ("Plan") to issue stock options and grants pursuant to various agreements with employees, service providers, business associates and others that will have an important business relationship with the Company or its affiliates. The maximum number of shares of the Company's common stock available for the issuance under the Plan is 2,200,000 shares. As of December 31, 2003, the maximum number of shares available for future grants under the Plan is 1,097,450 shares. The options and stock grants vest over an 18-month period.

        Under the Plan, on September 1, 2000, the Company issued options to purchase 200,000 shares of the Company's common stock at an exercise price of $0.098. This option exercise price was equal to the estimated fair market value of the Company's common stock at the date of issue. These options expire on August 31, 2005. No other options have been granted. Any proceeds received by the Company from exercises of stock options are credited to common stock.

        The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its issuance of stock options to Participants who are employees under the Plan. Accordingly, no compensation expense was recognized in the Company's financial statements because the exercise price of the Company's stock options issued to employees equals the market price of the Company's common stock on the date of grant.

        In December 2002, the FASB issued Statement 148, Accounting for Stock - Based Compensation - Transition and Disclosure, which is an amendment of Statement 123. Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. However, the Company currently has no plans to adopt the fair value method of accounting for stock-based compensation.

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


        A summary of the status of the plan at December 31, 2003 and 2002, and changes during the years then ended is presented below:


                                                              2003                              2002
                                               ---------------------------------------------------------------------
                                                                   WEIGHTED-                         WEIGHTED-
                                                                    AVERAGE                           AVERAGE
                                                   SHARES       EXERCISE PRICE       SHARES       EXERCISE PRICE
                                               ---------------------------------------------------------------------
           Outstanding, beginning of year             200,000        $   0.098          200,000        $  0.098
               Granted                                     --                                --
               Exercised                                   --                                --
               Forfeited                                   --                                --
               Expired                                     --                                --
                                                    ---------                         ---------

           Outstanding, end of year                   200,000        $   0.098          200,000        $  0.098
                                                    =========                         =========

           Options exercisable, end of year           200,000                           200,000
                                                    =========                         =========

        The following table summarizes information about stock options under the plan outstanding at December 31, 2003:


                                                 OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                         WEIGHTED-AVERAGE
   RANGE OF EXERCISE       NUMBER      REMAINING CONTRACTUAL   WEIGHTED-AVERAGE      NUMBER      WEIGHTED-AVERAGE
        PRICES          OUTSTANDING            LIFE             EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------
        $0.098           200,000            1.67 years              $0.098         200,000            $0.098


        Also under the Plan, the Company has issued stock grants for 28,900 and 523,400 shares during 2003 and 2002, respectively. The Company recognizes compensation cost for these grants over the vesting period based on the fair value of the grant at the grant date. Compensation cost related to these stock grants under the Plan was $87,463 and $57,575 for the years ended 2003 and 2002, respectively.

    OTHER STOCK GRANTS

        In November 2003, the Company entered into three service agreements with three key employees. Under the terms of the agreements, the Company granted to these employees a total of 1,750,000 restricted shares. The shares are considered restricted as they have not been registered with the Securities and Exchange Commission. The agreement requires the employee to continue to provide services to the Company from January 1, 2004 through December 31, 2008. Compensation cost is measured at the grant date based on the estimated fair value of the restricted shares. The compensation cost is recognized as expense over the service period required under the agreements. The unearned portion of the compensation cost is recorded in equity as unearned compensation cost. The Company is holding the stock certificates pending the completion of the service agreements.

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


        In November 2003, the Company entered into a service agreement with a key sales representative of the Company. Under the terms of the agreement, the Company granted 200,000 restricted shares to the sales representative. The shares are considered restricted as they have not been registered with the Securities and Exchange Commission. The agreement requires the sales representative to provide services to the Company from January 1, 2004 through December 31, 2005. Compensation cost is measured at the grant date based on the estimated fair value of the restricted shares. The compensation cost is recognized against income over the service period required under the agreement. The unearned compensation cost is recorded as a prepaid asset. The Company is holding the certificates pending the completion of the service agreement.

        In 2003, the Company issued 32,000 shares to another service provider. The fair value at the date of grant, $23,680, was expensed in 2003.

NOTE 13: STOCK WARRANTS

        At various dates in 2003, the Company issued warrants for 1,007,455 shares related to a private stock placement. Some of the warrants were issued to the service provider assisting the Company in the transaction (386,335 warrants) and some of the warrants were issued as detachable from the stock issued to the purchasers (621,120 warrants). The value of the warrants were deemed to have an immaterial value and as such no allocation of the stock proceeds was recorded. The warrants all expire five years from the date of issuance and have exercise prices ranging from $0.80 to $2.17 per share. Below is a summary of the activity of the outstanding warrants.


                                                             2003
                                               ---------------------------------
                                                                  WEIGHTED-
                                                                   AVERAGE
                                                  SHARES        EXERCISE PRICE
                                               ---------------------------------
           Outstanding, beginning of year               --       $       --
               Granted                           1,007,455             1.72
               Exercised                                --
               Forfeited                                --
               Expired                                  --
                                                 ---------
           Outstanding, end of year              1,007,455       $     1.72
                                                 =========


        The following table summarizes information about warrants outstanding at December 31, 2003:


                                                                      WARRANTS OUTSTANDING
                                                             WEIGHTED-AVERAGE
                    RANGE OF               NUMBER          REMAINING CONTRACTUAL     WEIGHTED-AVERAGE
                EXERCISE PRICES          OUTSTANDING               LIFE               EXERCISE PRICE
---------------------------------------------------------------------------------------------------------
                $0.80 to $2.17           1,007,455             4.73 years              $   1.72

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 14: EARNINGS PER SHARE

        Earnings per share (EPS) were computed as follows:

                                                                         YEAR ENDED DECEMBER 31, 2003
                                                            --------------------------------------------------------
                                                                 INCOME           WEIGHTED-          PER SHARE
                                                                                   AVERAGE
                                                                                   SHARES             AMOUNT
                                                            --------------------------------------------------------
           Net income                                         $     8,489
           Basic earnings per share
               Income available to common stockholders              8,489          22,805,648      $    (0.000)
                                                                                                   ===========
           Effect of dilutive securities
               Stock options                                                               --
               Warrants                                                --                  --
                                                              -----------         -----------
           Diluted earnings per share
               Income available to common stockholders
                 and assumed conversions                      $     8,489          22,805,648      $    (0.000)
                                                              ===========         ===========      ===========


        Common stock equivalents related to stock options and warrants of $190,051 and $175,664, respectively, are not included in the calculation of dilutive earnings per share because they have an anti-dilutive effect.


                                                                         YEAR ENDED DECEMBER 31, 2002
                                                            --------------------------------------------------------
                                                                 INCOME           WEIGHTED-      PER SHARE AMOUNT
                                                                                   AVERAGE
                                                                                   SHARES
                                                            --------------------------------------------------------

           Net income                                         $      702,850
           Basic earnings per share
               Income available to common stockholders               702,850        21,564,122    $         0.033
                                                                                                  ===============
           Effect of dilutive securities
               Stock options                                                           174,066
               Warrants                                                   --                --
                                                              --------------       -----------
           Diluted earnings per share
               Income available to common stockholders
                 and assumed conversions                      $      702,850        21,738,188    $         0.032
                                                              ==============       ===========    ===============

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                                                                         YEAR ENDED DECEMBER 31, 2001
                                                            --------------------------------------------------------
                                                                              WEIGHTED-AVERAGE
                                                                 INCOME            SHARES        PER SHARE AMOUNT
                                                            --------------------------------------------------------
           Net income                                         $      174,950
           Basic earnings per share
               Income available to common stockholders               174,950        20,884,975    $       0.008
                                                                                                  =============
           Effect of dilutive securities
               Stock options                                                           114,853
               Warrants                                                   --                --
                                                              --------------        ----------
           Diluted earnings per share
               Income available to common stockholders
                 and assumed conversions                      $      174,950        20,999,828    $       0.008
                                                              ==============        ==========    =============


        During 2002, options to purchase 523,400 shares of common stock at $0 per share were granted and exercised pursuant to the terms stipulated in the Company's 2000 Stock Plan. Therefore, there is no dilutive effect on net income per share regarding these stock grants.

NOTE 15: RELATED PARTY TRANSACTIONS

        During the years ended December 31, 2003, 2002 and 2001, the Company had the following transactions with related parties.


                                                                     2003             2002              2001
                                                              ----------------------------------------------------
           Acquisition of subsidiary from Scott Turner,
              shareholder, officer and director
               Total consideration                              $           --    $    1,430,000   $
               Note payable                                                              450,000
           Loan to Sparkle China, controlled by Alfred Lam,
              shareholder, officer and director                                                         115,385
           Proceeds from disposal of a subsidiary, AGI
              Shenzhen to a company controlled by Alfred Lam                                            150,000
           Payment of freight costs to AGI Shenzhen                                      125,873         62,295
           Received freight income from AGI Shenzhen                                       2,570        109,058
           Received interest income from Sparkle China                                     6,750          6,508



        As of December 31, 2003 and 2002, the Company had a payable to Alfred Lam of $20,493 and $23,783. The payable does not accrue interest and has no fixed payment terms.

        As of December 31, 2003, general banking and loan facilities granted by various banks to the Company were collaterlaized by directors' (Alfred Lam and Louis Chan) personal guarantees.

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 16: BUSINESS ACQUISITIONS

        On April 30, 2002, the Company acquired 81% of the outstanding common stock of Airgate International Corporation (Airgate). The results of its operations have been included in the consolidated financial statements since that date. Airgate is a non-asset based logistics services and freight forwarding company based in New York.

        The acquisition was structured as a stock purchase transaction. Pacific CMA International, LLC, a wholly owned subsidiary of Pacific CMA, Inc., acquired 81% of the outstanding common stock from the two principal shareholders of Airgate, Scott Turner and Thomas Zambuto. Mr. Turner has been a director and officer of Pacific CMA, Inc. since December 2000.

        The transaction was recorded using the purchase method of accounting. The results of operations for Airgate are included in the consolidated financial statements since the date of acquisition. Assets and liabilities were recorded based on fair values. The purchase price in excess of net identified tangible and intangible assets acquired is accounted for according to FASB Statement No. 142, Goodwill and Other Intangible Assets.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

           Current assets                                       $  2,409,683
           Property, plant and equipment                              86,945
           Intangible assets                                       2,860,000
           Goodwill                                                2,683,768
                                                                ------------
               Total assets acquired                               8,040,396
                                                                ------------

           Current liabilities                                     4,508,396
           Long-term liabilities                                     572,000
                                                                ------------
               Total liabilities assumed                           5,080,396
                                                                ------------

                  Net assets acquired                           $  2,960,000
                                                                ============


        The $2,860,000 of acquired intangible assets is a non-contractual customer relationship intangible asset that is recorded at cost and amortized on a straight-line basis over its estimated useful life of five years. The $2,683,768 of goodwill represents the excess of the acquisition cost over the current fair value of the identifiable assets of Airgate at the time of purchase.

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


        The purchase price was consisted of the following:

           Cash paid                                              $   300,000
           Issuance of notes payable                                1,200,000
           Issuance of 1,700,000 shares of Company stock
           valued at $0.80 per share                                1,360,000
           Transaction costs                                          100,000
                                                                  -----------

               Total consideration for stock acquired             $ 2,960,000
                                                                  ===========


        Two notes were issued for $600,000 each and bore interest at a variable rate equal to the prime rate plus 1.5% and were payable in four installments. The final payment was due December 31, 2003. The common stock was issued at a price of $0.80 per share, which was the average price of the Company's common stock shortly before and after the announcement of the acquisition. The shares issued as part of the purchase price were issued in reliance upon exemptions from registration under state and federal law. Such shares constitute "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933.

NOTE 17: STOCK TRANSACTION WITH INFINITY VENTURES

        Pursuant to an agreement (Stock Purchase Agreement) dated December 4, 2001 entered into between Infinity Ventures Net, Inc. (Selling Shareholder) and the Company, 1,100,000 shares of common stock were issued to the Selling Shareholder at an initial purchase price of $0.0001 per share on December 19, 2001. These 1,100,00 shares were issued in a stock purchase transaction which was exempt from registration pursuant to Section 4(2) of the Securities Act of 1993 or Rule 505 or 506 promulgated thereunder. The Stock Purchase Agreement contained several rights and obligations between the parties which have the effect of changing the actual purchase price for the shares. These included a "Call Right" which allowed the Company to repurchase the shares unless the Selling Shareholder contributed additional capital to the Company, a "Release Right" which allowed the Selling Shareholder to cancel the Company's call right by contributing additional capital, and a "Put Right" which required the Company to repurchase a portion of the shares in certain circumstances.

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

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

NOTE 18: DISPOSAL OF A SUBSIDIARY

         On April 2, 2002, the Group sold all of the issued and outstanding shares of stock of its wholly owned subsidiary, Sparkle Shipping, Godown, Wharf & Transp. Co. Limited (Sparkle) to a third party for $589,744.

         The Group received $58,974, 10% of total purchase price at closing, the remaining purchase price is payable in four quarterly installments of $66,346 and two final quarterly installments of $132,012. Payments commence July 1, 2002 with final payment due December 31, 2003.

         Sparkle  was  principally  engaged  in  business  activities  of feeder voyages and trucking operations along the Jujiang Delta Area of Mainland China. Its trucking operations were immaterial to the Company's overall business, therefore, this disposition of Sparkle was not treated as a discontinued operation for financial statement presentation. Sparkle was affected by business environmental changes in this region and was forced to purchase its own feeders and trucks in order to continue its operations. As the Company acts as a non-asset based freight-forwarding provider, Sparkle was disposed of in order to be consistent with the Company's strategic plan. After the disposal of Sparkle, its sea forwarding operations were handled by other subsidiaries of the Company through its agents in Mainland China.

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



         In connection with this transaction, the Company recognized a gain of $11,390.

                   Net assets disposed
                        Property, plant and equipment             $  24,667
                        Trade and other receivables                 495,650
                        Due from a director                         299,869
                        Deferred taxes                               10,202
                        Cash at banks                                95,596
                        Trade and other payables                   (230,511)
                        Due to fellow subsidiaries                 (117,119)
                                                                  ---------
                                                                    578,354

                   Selling price                                    589,744
                                                                  ---------

                            Gain on disposal                      $  11,390
                                                                  =========



NOTE 19: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of all financial instruments approximate the fair value of those instruments.

NOTE 20: SIGNIFICANT ESTIMATES AND CONCENTRATIONS

        Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

    GENERAL LITIGATION

        The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


    MAJOR SUPPLIER

                                               2003                      2002                      2001
                                      PURCHASES     PAYABLE     PURCHASES     PAYABLE     PURCHASES     PAYABLE
                                    --------------------------------------------------------------------------------
           Supplier A                        7%          6%           9%          6%           20%          13%
           Supplier B                       --          --            6          14            16           15
           Supplier C                       --          --            7           7            --           --
           Supplier D                        5          --           --          --            --           --
           Supplier E                        7          --           --          --            --           --
                                           ---         ---          ---         ---           ---          ---
                                            19%          6%          22%         27%           36%          28%
                                           ===         ===          ===         ===           ===          ===


    MAJOR CUSTOMERS

                                               2003                      2002                      2001
                                        SALES     RECEIVABLE      SALES     RECEIVABLE      SALES      RECEIVABLE
                                    --------------------------------------------------------------------------------
           Customer A                       --%         --%             --%        --%          --%         12%
           Customer B                      14          --             12          --           --            8
           Customer C                      --          --             --          --            6            7
           Customer D                      --          --             --          --           --            6
           Customer E                      --          --             --          11           --           --
           Customer F                      --           6             --           9           --           --
           Customer G                      --           5             --           5           --           --
           Customer H                      --           6             --          --           --           --
           Customer I                      --           6             --          --           --           --
                                          ---         ---            ---         ---          ---          ---
                                           14%         23%            12%         25%           6%           33%
                                          ===         ===            ===         ===          ===          ===


NOTE 21: COMMITMENTS

    CARGO COMMITMENTS

        The Company has entered into written agreements with various carriers pursuant to which the Company is committed to utilize a guaranteed minimum amount of cargo space each year. As of December 31, 2003, the minimum amount of such cargo space to be utilized in 2004 was approximately $8,400,000.

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


    EQUITY INVESTMENTS

        The Company has committed to acquiring a 35% interest in a joint venture in the PRC. The total investment is estimated to be approximately $200,000.

        The Company also has committed to acquiring a 46.92% interest in Careship International for approximately $850,000.

    LETTERS OF CREDIT

        Certain banks have issued letters of credit to guarantee performance to certain vendors on behalf of the Company. The amount available under the letters of credit is approximately $308,000 as of December 31, 2003. These letters of credit are collateralized by approximately $308,000 of restricted cash. Additionally, the Company has been approved for a $10,000,000 letter of credit related to specific transactions. This letter of credit has not been issued to any vendor.

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 22: SEGMENTS OF THE BUSINESS

    BUSINESS SEGMENTS

        The group operates mainly in two business segments. Those segments are air forwarding and sea forwarding services. The following table summarizes the Company's operations during the years ended December 31, 2003, 2002 and 2001 by operating segment.


                                                    AIR FORWARDING                                 SEA FORWARDING

                                        2003            2002            2001            2003            2002            2001
                                    ------------    ------------    ------------    ------------    ------------    ------------
Revenue                             $ 47,346,429    $ 36,392,050    $  9,870,536    $ 25,746,735    $ 16,505,750    $  3,814,375

Cost of forwarding                   (40,350,177)    (30,795,210)     (7,938,785)    (22,189,891)    (14,196,471)     (3,020,131)

Depreciation and amortization           (474,617)       (342,941)        (49,367)       (165,958)       (112,693)         (6,445)

Interest expense                         (99,735)        (66,735)         (9,603)         (9,999)         (3,023)             --

Other segment expenses
   attributable to segment            (2,746,804)     (1,929,554)       (750,266)     (1,361,309)       (827,257)       (347,695)
                                    ------------    ------------    ------------    ------------    ------------    ------------

Segment income (loss)               $  3,675,096    $  3,257,610    $  1,122,515    $  2,019,578    $  1,366,306    $    440,104
                                    ============    ============    ============    ============    ============    ============

Net other unallocable expenses*

Net income

Goodwill                            $  2,012,826    $  2,012,826    $      4,605    $    670,942    $    670,942    $         --
Intangible assets                      1,430,000       1,859,000              --         476,667         619,667              --
Other assets                          12,406,725       8,693,320       5,039,403       5,390,120       2,795,911       1,582,763
                                    ------------    ------------    ------------    ------------    ------------    ------------

                     Total assets   $ 15,849,551    $ 12,565,146    $  5,044,008    $  6,537,729    $  4,086,520    $  1,582,763
                                    ============    ============    ============    ============    ============    ============

                                                    LAND FORWARDING**                                    TOTAL

                                          2003            2002            2001            2003            2002            2001
                                       ----------     ------------    ------------    ------------    ------------    ------------
Revenue                                $         --   $      5,937    $    103,568    $ 73,093,164    $ 52,903,737    $ 13,788,479

Cost of forwarding                               --        (13,393)        (95,347)    (62,540,068)    (45,005,074)    (11,054,263)

Depreciation and amortization                    --         (3,793)        (17,030)       (640,575)       (459,427)        (72,842)

Interest expense                                 --           (771)         (5,742)       (109,734)        (70,529)        (15,345)

Other segment expenses
   attributable to segment                       --        (13,057)        (72,669)     (4,108,113)     (2,769,868)     (1,170,630)
                                       ----------     ------------    ------------    ------------    ------------    ------------

Segment income (loss)                  $          0   $    (25,077)   $    (87,220)      5,694,674       4,598,839       1,475,399
                                       ==========     ============    ============    ============    ============    ============

Net other unallocable expenses*                                                         (5,686,185)     (3,895,989)     (1,300,449)
                                                                                      ------------    ------------    ------------

Net income                                                                            $      8,489    $    702,850    $    174,950
                                                                                      ============    ============    ============

Goodwill                               $         --   $         --    $         --    $  2,683,768    $  2,683,768    $      4,605
Intangible assets                                --             --              --       1,906,667       2,478,667              --
Other assets                                     --            528          80,849      17,796,845      11,489,759       6,703,015
                                       ----------     ------------    ------------    ------------    ------------    ------------

                     Total assets      $          0   $        528    $     80,849    $ 22,387,280    $ 16,652,194    $  6,707,620
                                       ==========     ============    ============    ============    ============    ============


* The amounts comprised general and administrative expenses for which it was impracticable to make an allocation into each reportable segment.

**    - This segment was sold in 2002.

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


    GEOGRAPHICAL SEGMENTS

        The table below summarized the Company's revenues during the years ended December 31, 2003, 2002 and 2001 analyzed into geographical locations:


                                                                2003               2002                2001
                                                         -----------------------------------------------------------
           *IATA Area 1                                    $      8,986,684   $     10,966,084   $      9,800,637
           *IATA Area 2                                          15,119,636          4,436,153          1,307,388
           *IATA Area 3                                          48,986,844         37,501,500          2,680,454
                                                           ----------------   ----------------   ----------------

                  Total                                    $     73,093,164   $     52,903,737   $     13,788,479
                                                           ================   ================   ================

        The tables below summarize the Company's assets as of December 31, 2003, 2002 and 2001 analyzed into geographical locations:

                                                                  TRADE              OTHER              TOTAL
                                                               RECEIVABLES          ASSETS              ASSETS
                                                         -----------------------------------------------------------
           2003
               *IATA Area 1                                $      5,309,072   $      7,728,387   $     13,037,459
               *IATA Area 2                                         291,203                 --            291,203
               *IATA Area 3                                       1,760,584          7,298,034          9,058,618
                                                           ----------------   ----------------   ----------------

                  Total                                    $      7,360,859   $     15,026,421   $     22,387,280
                                                           ================   ================   ================

                                                                  TRADE              OTHER              TOTAL
                                                               RECEIVABLES          ASSETS              ASSETS
                                                         -----------------------------------------------------------
           2002
               *IATA Area 1                                $      4,692,698   $      6,315,954   $     11,008,652
               *IATA Area 2                                         116,507                 --            116,507
               *IATA Area 3                                       1,654,936          3,872,099          5,527,035
                                                           ----------------   ----------------   ----------------

                  Total                                    $      6,464,141   $     10,188,053   $     16,652,194
                                                           ================   ================   ================


                                                                  TRADE              OTHER              TOTAL
                                                               RECEIVABLES          ASSETS              ASSETS
                                                         -----------------------------------------------------------
           2001
               *IATA Area 1                                $      2,051,128   $             --   $      2,051,128
               *IATA Area 2                                          25,905                 --             25,905
               *IATA Area 3                                       1,140,806          3,489,781          4,630,587
                                                           ----------------   ----------------   ----------------

                  Total                                    $      3,217,839   $      3,489,781   $      6,707,620
                                                           ================   ================   ================

                                PACIFIC CMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


      * IATA Area 1 comprises all of the North and South American continent and the adjacent islands, Greenland, Bermuda, the West Indies and the islands of the Caribbean Sea, the Hawaiian Islands (including Midway and Palmyra).

            IATA Area 2 comprises all of Europe (including the European part of the Russian Federation) and the adjacent islands, Iceland, The Azores, all of Africa and the adjacent islands, Ascension Island, that part of Asia lying west of and including Iran.

            IATA Area 3 comprises all of Asia and the adjacent islands, except that portion included in IATA Area 2, all of the East Indies, Australia New Zealand, and the adjacent islands, the islands of the Pacific Ocean except those included in IATA Area 1.

                                INDEX TO EXHIBITS

Exhibit                                                                                     Sequentially
Number                  Description of Exhibits                                             Numbered Pages
------                  -----------------------                                             --------------
3.1                Articles of  Incorporation  (incorporated  by reference  from
                   Registration   Statement   on  Form  10-SB   filed  with  the
                   Securities and Exchange Commission on October 14, 1999)

3.2                By-laws   (incorporated   by  reference   from   Registration
                   Statement  on Form 10-SB  filed  with the SEC on October  14,
                   1999)

3.3 Amendment to Articles of Incorporation (incorporated by reference from Amendment No. 2 to Registration Statement on
                   Form SB-2 filed with the SEC on March 3, 2003)

4.1 Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 14, 1999).

10.1               Stock Purchase  Agreement  dated April 30, 2002, by and among
                   Pacific CMA  International,  LLC, Pacific CMA, Inc.,  Airgate
                   International   Corp,   Thomas   Zambuto  and  Scott   Turner
                   (incorporated by reference to the corresponding exhibit filed with the SEC on or about May 14, 2002 on Form 8-K)

10.2               Promissory  Note  dated  April  30,  2002,  in favor of Scott
                   Turner   (incorporated  by  reference  to  the  corresponding
                   exhibit  filed with the SEC on or about May 14,  2002 on Form
                   8-K)

10.3               Promissory  Note  dated  April 30,  2002,  in favor of Thomas
                   Zambuto (incorporated by reference to the corresponding exhibit filed with the SEC on or about May 14, 2002 on Form
                   8-K)

10.4 Pledge Agreement dated April 30, 2002, between Scott Turner as Pledgee, Pacific CMA International, LLC, as Pledgor, and
                   Robinson  Brog  Leinwand  Greene  Genovese & Gluck,  P.C.  as
                   Pledge Holder (incorporated by reference to corresponding exhibit filed with the SEC on or about May 14, 2002 on Form
                   8-K)

10.5 Pledge Agreement dated April 30, 2002, between Thomas Zambuto as Pledgee, Pacific CMA International, LLC, as Pledgor, and
                   Robinson  Brog  Leinwand  Greene  Genovese & Gluck,  P.C.  as
                   Pledge Holder (incorporated by reference to the corresponding exhibit filed with the SEC on or about May 14, 2002 on Form
                   8-K)

10.6               Guaranty  by Pacific  CMA,  Inc.,  in favor of Scott  Turner,
                   dated  April  30,  2002   (incorporated   by   reference   to
                   corresponding  exhibit filed with the SEC on or about May 14,
                   2002 on Form 8-K)


10.7               Guaranty by Pacific CMA,  Inc.,  in favor of Thomas  Zambuto,
                   dated  April  30,  2002   (incorporated   by   reference   to
                   corresponding  exhibit filed with the SEC on or about May 14,
                   2002 on Form 8-K)

10.8 Escrow Agreement dated April 30, 2002, between Thomas Zambuto and Scott Turner as Seller, Pacific CMA International, LLC, as Purchaser, and Robinson Brog Leinwand Greene Genovese &
                   Gluck, P.C., as Escrow Agent (incorporated by reference to corresponding exhibit filed with the SEC on or about May 14, 2002 on Form 8-K)

10.9               Employment  Agreement of Scott  Turner,  dated April 30, 2002
                   (incorporated by reference to corresponding exhibit filed with the SEC on or about May 14, 2002 on Form 8-K)

10.10              2000 Stock Plan  (incorporated  by  reference  to exhibit 4.1
                   filed  with  the  SEC  on  or  about   December  5,  2000  on
                   Registration Statement on Form S-8)

10.11 Form of Stock Grant Agreement (incorporated by reference to exhibit 4.2 filed with the SEC on or about December 5, 2000 on Registration Statement on Form S-8)

10.12A             Mutual Release and  Termination  Agreement dated December 19,
                   2003 (but not fully executed until January 9, 2004) among Duncan Capital LLC, Strategic Growth International, Inc. and
                   Pacific  CMA,  Inc.  (incorporated  by  reference  from  Post
                   Effective  Amendment No. 1 to Registration  Statement on Form
                   S-3 filed with the Securities and Exchange Commission on January 28, 2004)

10.12B             Amendment  dated  January 16, 2004 to the Mutual  Release and
                   Termination  Agreement dated December 19, 2003  (incorporated
                   by  reference  from  Post   Effective   Amendment  No.  1  to
                   Registration  Statement on Form S-3 filed with the Securities and Exchange Commission on January 28, 2004)

10.13A&B           Forms of warrants to purchase  common stock issued by Pacific
                   CMA,  Inc.  to the  purchasers  in a  November  2003  private
                   placement   offering    (incorporated   by   reference   from
                   Registration  Statement on Form S-3 filed with the Securities and Exchange Commission on December 15, 2003)

10.14              Warrants to purchase common stock issued by Pacific CMA, Inc.
                   to Rockwood, Inc. as compensation for services rendered in connection with the November 2003 private placement offering
                   (incorporated by reference from Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 15, 2003)

10.15              Form of Securities  Purchase Agreement by and between Pacific
                   CMA, Inc. and each of the buyers in the November 2003 private
                   placement   offering    (incorporated   by   reference   from
                   Registration  Statement on Form S-3 filed with the Securities and Exchange Commission on December 15, 2003)


10.16              Form of Registration  Rights Agreement by and between Pacific
                   CMA, Inc. and each of the buyers in the November 2003 private
                   placement   offering    (incorporated   by   reference   from
                   Registration  Statement on Form S-3 filed with the Securities and Exchange Commission on December 15, 2003)

10.17A&B           Warrants  issued to Duncan  Capital LLC by Pacific CMA,  Inc.
                   dated as of November 18, 2003 (incorporated by reference from Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 15, 2003)

10.18              Warrants issued to Strategic Growth  International by Pacific
                   CMA, Inc. dated as of November 18, 2003 (incorporated by reference from Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 15, 2003)

10.19              Compensation   Agreement   between   Registrant   and  Henrik
                   Christensen  (incorporated  by  reference  from  Registration
                   Statement on Form S-8 filed with the  Securities and Exchange
                   Commission on March 29, 2004)

14.1               Registrant's Code of Ethics for Chief Financial Officer

21.1 Subsidiaries of the Registrant (incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2 filed with SEC on January 10, 2003)

23.1               Consent of Moores Rowland Mazars, Chartered Accountants,
                   Certified Public Accountants, Hong Kong*

31.1               Certification  of the Chief  Executive  Officer  pursuant  To
                   Section  302  of  the   Sarbanes-Oxley   Act  of  2002  (Rule
                   13a-14(a)).*

31.2               Certification  of the Chief  Financial  Officer  pursuant  to
                   Section  302  of  the   Sarbanes-Oxley   Act  of  2002  (Rule
                   13a-14(a)).*

32.1               Certificate  of the Chief  Executive  Officer  Pursuant to 18
                   U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

32.2               Certificate  of the Chief  Financial  Officer  Pursuant to 18
                   U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*


--------------

*   Exhibit filed herewith.