Form 10QSB
period 2004-03-31
PACIFIC CMA INC
filed 2004-05-17
CIK 1071775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
      _______________


                         Commission File Number: 0-27653

                                PACIFIC CMA, INC.
      ---------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                           84-1435073
 -----------------------------------------------------------------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)

        350 Avenue of the Americas, Suite 3100, New York, New York 10019
  -----------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 247-0049
  -----------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  |X|    No |_|


The number of shares outstanding of the Registrant's Common Stock, as of March 31, 2004, was 25,825,590 shares.

   Transitional Small Business Disclosure Format (Check One): Yes |_|  No |X|

                                PACIFIC CMA, INC.

                              INDEX TO FORM 10-QSB

                                                                                                             PAGE
PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003 (Audited)

      Consolidated Unaudited Statements of Operations for the Three Months
        Ended March 31, 2004 and 2003

      Consolidated Unaudited Statement of Stockholders' Equity for the Three Months
        Ended March 31, 2004

      Consolidated Unaudited Statements of Cash Flows for the Three Months
        Ended March 31, 2004 and 2003

      Notes to Consolidated Unaudited Financial Statements

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

ITEM 3.   CONTROLS AND PROCEDURES


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASERS OF EQUITY SECURITIES

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                PACIFIC CMA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

ASSETS

                                                                                         2004              2003
                                                                                   --------------    --------------
                                                                                      (UNAUDITED)
    CURRENT ASSETS
        Cash and cash equivalents                                                  $      752,542    $      912,240
        Restricted cash                                                                 5,790,328         5,786,064
        Accounts receivable, net of allowance for doubtful accounts of
          $156,617 for both periods                                                     7,402,985         7,360,859
        Refundable income taxes                                                           339,295           147,092
        Deposits, prepayments and other assets                                          3,087,102         2,155,482
                                                                                   --------------    --------------
               Total current assets                                                    17,372,252        16,361,737
                                                                                   --------------    --------------

    PROPERTY AND EQUIPMENT, net of accumulated depreciation of $750,005
       and $641,838                                                                       349,901           241,186
                                                                                   --------------    --------------

    OTHER ASSETS
        Goodwill                                                                        2,683,768         2,683,768
        Intangible assets, net of accumulated amortization of
          $1,096,333 and $953,333                                                       1,763,667         1,906,667
        Investment deposit                                                              1,096,054           900,900
        Other                                                                             275,155           293,022
                                                                                   --------------    --------------
                                                                                        5,818,644         5,784,357
                                                                                   --------------    --------------

                                                                                   $   23,540,797    $   22,387,280
                                                                                   ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
        Notes payable - bank                                                       $    7,644,819    $    6,008,594
        Current maturities of long-term debt                                               34,912            26,851
        Accounts payable                                                                7,229,261         7,319,281
        Accrued expenses and other                                                        425,160           618,852
        Short-term loans payable                                                          305,788           537,510
                                                                                   --------------    --------------
               Total current liabilities                                               15,639,940        14,511,088
                                                                                   --------------    --------------

    LONG-TERM DEBT                                                                         39,376            21,592
                                                                                   --------------    --------------

    STOCKHOLDERS' EQUITY
        Common stock, no par value                                                      6,418,242         6,195,492
        Additional paid-in capital                                                      1,786,718         1,786,718
        Retained earnings                                                               2,310,627         2,433,420
        Accumulated other comprehensive income                                             11,440            11,440
        Unearned compensation cost                                                     (2,665,546)       (2,572,470)
                                                                                   --------------    --------------
               Total stockholders' equity                                               7,861,481         7,854,600
                                                                                   --------------    --------------

                                                                                   $   23,540,797    $   22,387,280
                                                                                   ==============    ==============

                                PACIFIC CMA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                        2004              2003
                                                                                   --------------    --------------
    FREIGHT FORWARDING INCOME                                                      $   16,454,513    $   14,026,380
                                                                                   --------------    --------------

    OPERATING EXPENSES
        Cost of forwarding                                                            (13,791,615)      (11,693,998)
        General and administrative                                                     (2,584,653)       (2,288,344)
        Stock-based compensation cost                                                    (166,423)          (17,656)
        Depreciation and amortization                                                    (179,700)         (193,101)
                                                                                   --------------    --------------

                                                                                                        (16,722,391)

    OPERATING LOSS                                                                       (267,878)         (166,719)
                                                                                   --------------    --------------

    OTHER INCOME (EXPENSE)
        Interest and other income                                                          95,778            47,500
        Interest expense                                                                  (89,527)          (43,726)
                                                                                   --------------    --------------
                                                                                            6,251             3,774
                                                                                   --------------    --------------

    LOSS BEFORE INCOME TAXES                                                             (261,627)         (162,945)

    BENEFIT FOR INCOME TAXES                                                             (138,834)          (54,972)
                                                                                   --------------    --------------

    NET LOSS                                                                       $     (122,793)   $     (107,973)
                                                                                   ==============    ==============

    BASIC EARNINGS PER SHARE                                                       $       (0.005)   $       (0.005)
                                                                                   ==============    ==============

    DILUTED EARNINGS PER SHARE                                                     $       (0.005)   $       (0.005)
                                                                                   ==============    ==============

                                PACIFIC CMA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                        2004              2003
                                                                                   --------------    --------------
OPERATING ACTIVITIES
    Net loss                                                                       $     (122,793)   $     (107,973)
    Items not requiring (providing) cash
       Depreciation and amortization                                                      179,700           193,101
       (Gain) loss on sale of property and equipment                                       (4,406)            9,829
       Stock based compensation cost                                                      166,423            17,656
    Changes in
       Accounts receivable                                                                (42,126)          616,582
       Deposits, prepayments and other                                                   (950,500)         (708,790)
       Accounts payable                                                                   (90,019)         (954,245)
       Accrued expenses                                                                  (193,695)         (264,700)
       Income taxes refundable/payable                                                   (192,203)          (52,471)
                                                                                   --------------    --------------
           Net cash used in operating activities                                       (1,249,619)       (1,251,011)
                                                                                   --------------    --------------

INVESTING ACTIVITIES
    Loans receivable                                                                           --            23,283
    Purchase of property and equipment                                                   (116,366)          (25,694)
    Proceeds from sale of subsidiary                                                           --            66,346
    Proceeds from sale of property and equipment                                            7,915            10,897
    Investment deposit                                                                   (195,154)               --
                                                                                   --------------    --------------
           Net cash provided by (used in) investing activities                           (303,605)           74,832
                                                                                   --------------    --------------

FINANCING ACTIVITIES
    Net change in restricted cash                                                          (4,264)         (373,008)
    Net change in notes payable - bank                                                  1,636,225         1,944,675
    Installments paid on acquisition of subsidiary                                             --          (300,000)
    Principal payments under capital lease obligation                                      (6,713)          (22,176)
    Proceeds from short-term debt                                                              --            64,103
    Payments on short-term debt                                                          (231,722)          (29,484)
    Advances to a director, net                                                                --            67,596
                                                                                   --------------    --------------
           Net cash provided by financing activities                                    1,393,526         1,351,706
                                                                                   --------------    --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (159,698)          175,527

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              912,240           441,657
                                                                                   --------------    --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $      752,542    $      617,184
                                                                                   ==============    ==============

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003


NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

        The condensed consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

        The condensed consolidated statement of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2003 included in the Company's Form 10-KSB filed on March 30, 2004.


    PRINCIPLES OF CONSOLIDATION

        The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003


NOTE 2:  EARNINGS PER SHARE

The followings is a reconciliation of the numerator and denominator of basic and diluted earnings per share

                                                  2004                                      2003
                                                             PER-SHARE                                 PER-SHARE
                                    LOSS         SHARES        AMOUNT         LOSS         SHARES        AMOUNT
--------------------------------------------------------------------------------------------------------------------
      NET LOSS                   $  (122,793)           --   $        --   $  (107,973)           --   $        --

      BASIC EPS
        Loss available to
          common stockholders       (122,793)   25,682,733        (0.005)     (107,973)   22,594,588       (0.005)
      DILUTED EPS
        Income available to
          common stockholders
          and assumed
          conversions               (122,793)   25,682,733        (0.005)     (107,973)   22,594,588       (0.005)


        Common stock equivalents related to stock options and warrants of 200,000 and 1,007,455, respectively, are not included in the calculation of dilutive earnings per share because they have an anti-dilutive effect.

NOTE 3: COMMON STOCK AND PREFERRED STOCK

        As of March 31, 2004, the Company's authorized capital stock comprised of 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. As of the same date, the Company's issued and outstanding capital stock comprised of 25,825,590 shares of common stock and no shares of preferred stock.

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

    OTHER STOCK GRANTS

        In March 2004, the Company entered into a service agreement with a key employee. Under the terms of the agreements, the Company granted to the employee 100,000 restricted shares. The shares are then registered with the SEC by filing form S-8 on March 29, 2004. The agreement requires the employee to continue to provide services to the Company from January 1, 2004 through December 31, 2008. Compensation cost is measured at the grant date based on the estimated fair value of the restricted shares. The compensation cost is recognized as expense over the service period required under the agreements. The unearned portion of the compensation cost is recorded in equity as unearned compensation cost. The Company is holding the stock certificates pending the completion of the service agreements.

        Also in March 2004, the Company issued 50,000 shares of common stock to a business advisor. The Company recorded an expense of $57,750 which is the estimated fair value of the stock on the grant date.

        On April 14, 2004, the Company sold to the Investors $3,000,000 stated amount of its Series A Preferred Stock and issued to two institutional investors warrants to purchase 937,500 shares of common stock, at per share exercise prices of $1.76 for 468,750 shares and $2.00 for 468,750 shares. These investors have a 180-day option to purchase an additional $2,000,000 of Preferred Stock and Warrants on the same terms and conditions as the initial $3,000,000 investment.

        On May 6, 2004, the Company sold to an institutional investor $2,000,000 of its Series A Preferred Stock and issued warrants to purchase an additional 625,000 shares of common stock at per share exercise prices of $1.76 for 312,500 shares and $2.00 for 312,500 shares. This investor has a 180-day option to purchase an additional $2,000,000 of Preferred Stock on the same terms and conditions as the initial $2,000,000 investment.

        The Preferred Stock has a stated value of $1,000 per share, is convertible into shares of Common Stock at a conversion price of $1.44 per share and pays an annual dividend equal to six (6%) percent of the stated value of the Preferred Stock outstanding, which at the option of the Company, subject to certain conditions, may be paid in shares of Common Stock.

NOTE 4: PLEDGE OF ASSETS

        As of March 31, 2004, the Group had pledged the following assets:

(a)     Restricted cash deposits of $5,790,328.

(b) Shares in Airgate acquired in 2002 (representing 81% controlling interest) to the sellers in respect of the consideration payable to them for the acquisition of Airgate.

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003


NOTE 5: NOTES PAYABLE - BANK

        The Company has a $2,500,000 line of credit that accrues interest at the bank's prime rate plus 0.75% (4.75% at March 31, 2004) and matures in September 2004. The line is collateralized by a $1,500,000 certificate of deposit held by the Bank, substantially all the assets of Airgate and a personal guarantee of a director of the Company. This certificate of deposit is recorded as restricted cash. The note requires the Company meet certain debt to equity ratios and other financial covenants. As of March 31, 2004, the Company is not in compliance with certain of these covenants. As of March 31, 2004, there was $2,500,000 borrowed against this facility.

        The Company has certain other banking facilities to finance its working capital. The facilities available totaled approximately $7,000,000. The facilities accrue interest at rates varying with the prime rate in Hong Kong, Hong Kong Interbank Offered Rate (HIBOR), or the cost of funds rate. As of March 31, 2004, these rates ranged between 1.01% - 7.00%. The facilities require annual renewals and are collateralized by personal guarantees by two directors and restricted cash of approximately $4,000,000. As of March 31, 2004 and December 31, 2003, amounts outstanding against these facilities was $5,144,819 and $3,508,594, respectively.

NOTE 6: RELATED PARTY TRANSACTIONS

        As of March 31, 2004 and December 31, 2003, the Company had the following balances with related parties:

                                                  2004             2003
                                             --------------   --------------

Payable to Alfred Lam, CEO                   $        8,702   $       20,493
                                             ==============   ==============


        There were no material related party transactions for the quarters ended March 31, 2004 and 2003.



NOTE 7: SEGMENT OF THE BUSINESS


    BUSINESS SEGMENTS

        The Company operates mainly in two business segments. Those segments are air forwarding and sea forwarding services. The accounting policies adopted by the Company for segment reporting are described in the summary of significant accounting policies in the Company's Form 10-KSB filed for the year ended December 31, 2003.

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003


        The following table summarized the Company's operations for the three months ended March 31, 2004 and 2003 analyzed into air, and sea forwarding services:

                                        AIR FORWARDING               SEA FORWARDING                  TOTAL
                                      2004          2003           2004          2003          2004          2003
                         ---------------------------------------------------------------------------------------------
Revenue                  $ 10,562,831    $  9,054,673    $  5,891,682    $  4,971,707    $ 16,454,513    $ 14,026,380
Cost of forwarding         (8,648,218)     (7,523,794)     (5,143,397)     (4,170,204)    (13,791,615)    (11,693,998)
Depreciation and
   amortization              (121,360)       (119,411)        (43,291)        (47,420)       (164,651)       (166,831)
Interest expense              (37,640)        (26,606)         (6,763)           (964)        (44,403)        (27,570)
Other segment expenses
   attributable to
   segment                   (692,099)       (547,778)       (357,290)       (261,012)     (1,049,389)       (808,790)
                         ------------    ------------    ------------    ------------    ------------    ------------


Segment income           $  1,063,514    $    837,084    $    340,941    $    492,107       1,404,455       1,329,191
                                                         ============    ============    ============    ============
Net other unallocated
   expenses                                                                                (1,527,248)     (1,437,164)
                                                                                         ------------    ------------


Net loss                                                                                 $   (122,793)   $   (107,973)
                                                                                         ============    ============


Goodwill                 $  2,012,826    $  2,012,826    $    670,942    $    670,942    $  2,683,768    $  2,683,768
Intangible assets           1,322,750       1,751,750         440,917         583,917       1,763,667       2,335,667
Other assets               14,359,191       9,506,121       4,734,171       2,508,451      19,093,362      12,014,572
                         ------------    ------------    ------------    ------------    ------------    ------------


       Total assets      $ 17,694,767    $ 13,270,697    $  5,846,030    $  3,763,310    $ 23,540,797    $ 17,034,007
                         ============    ============    ============    ============    ============    ============



    GEOGRAPHICAL SEGMENTS

        The table below summarized the Group's turnover for the three months ended March 31, 2004 and 2003 analyzed into geographical locations:


                                                        2004          2003
                                                    -----------   -----------
            Turnover
                * IATA Area 1                       $ 1,748,707   $ 1,831,939
                * IATA Area 2                         3,939,955     1,045,677
                * IATA Area 3                        10,765,851    11,148,764
                                                    -----------   -----------

                   Total                            $16,454,513   $14,026,380
                                                    ===========   ===========

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

                                                 (UNAUDITED)                                    (UNAUDITED)
                                          AS OF MARCH 31, 2004                              AS OF MARCH 31, 2003
                                                OTHER ASSETS                                   OTHER ASSETS
                                   TRADE         (INCLUDING        TOTAL          TRADE          (INCLUDING          TOTAL
                                RECEIVABLES       GOODWILL)        ASSETS       RECEIVABLES       GOODWILL)          ASSETS
                               -----------------------------------------------------------------------------------------------
             Assets
               *IATA Area 1    $ 5,559,496    $     6,151,574    $11,711,070    $ 4,265,577    $     6,241,660    $10,507,237
               *IATA Area 2        290,235                 --        290,235        173,670                 --        173,670
               *IATA Area 3      1,553,254          9,986,238     11,539,492      1,408,311          4,944,789      6,353,100
                               -----------    ---------------    -----------    -----------    ---------------    -----------
                    Total      $ 7,402,985    $    16,137,812    $23,540,797    $ 5,847,558    $    11,186,449    $17,034,007
                               ===========    ===============    ===========    ===========    ===============    ===========

        *IATA Area 1 comprises all of the North and South American Continent and adjacent islands, Greenland, Bermuda, West Indies and the islands of the Caribbean Sea, the Hawaiian Islands (including Midway and Palamyra).

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

NOTE 8: CONCENTRATIONS

        For the quarters ended, March 31, 2004 and 2003, the Company had sales to two major customers (defined as customers who represent 10% or more of total sales). Sales to these customers as a percent of total sales are as follows:

               MAJOR CUSTOMER                              2004        2003
--------------------------------------------------------------------------------

           A                                                13%         12%
           B                                                 8%         12%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements", which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans", "intends", "will", "hopes", "seeks", "anticipates", "expects", and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of Pacific CMA, Inc. (herein the "Company," "Registrant," "us," "we," "our" and similar terms) and statements, which express or imply that such present and future operations will, or may, produce revenues, income or profits. Numerous factors and future events could cause Registrant to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.

         These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates, judgments and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates, judgments or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely affected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

         Potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

      - International economic and political risks, over which we have little or no control;

      - Political uncertainty in Hong Kong and China making it difficult to develop any long range planning;

      -     Relations between the United States and China remaining stable;

      - The Chinese government could change its policies toward private enterprises or expropriate private enterprises;

      - The lack of adequate remedies and impartiality under China's legal system may adversely impact our ability to do business and enforce our agreements with third parties;

      -     Fluctuations in exchange rates;

      -     Our dependence on third parties for equipment and services;

      -     Competition from our own cargo agents;

      - Having seasonal business that causes fluctuations in our results of operations and financial condition;

      -     A lack of ongoing contractual relationships with our customers;

      - Taking on significant credit risks in the operation of our business as East Coast U.S. freight forwarders expect us to offer thirty days credit from the time of cargo delivery;

      - Our inventory of shipping space is subject to the significant risk that we may not be able to "fill" the space while having contracted for that space, and

            Our insurance may not be sufficient to cover losses or damages to the freight we ship or for consequential damages for a shipment of hazardous materials.

      Many of these factors are beyond our control, and you should read carefully the factors described in "Risk Factors" in the Registrant's filings (including its Forms 10-KSB and registration statements) with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Any forward-looking statements are not guarantees of future performance.


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

ACCOUNTING FOR INCOME TAXES

      In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision of the statement of operations in each period in which the allowance is increased.

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

      When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their fair values. As of March 31, 2004, goodwill totaled approximately $2.68 million, other intangible assets amounted to approximately $1.76 million and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $349,901.

      As required by SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but rather are to be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives be amortized over their respective lives to their estimated residual value and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". On April 30, 2002, we acquired 81% of the common stock of Airgate International Corporation, a privately held New York based freight forwarder. As required by SFAS No. 142, we allocated the purchase price to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition. We recorded $2.86 million of intangible assets with finite lives (customer relationships) and $2.68 million in goodwill associated with this acquisition. The intangible customer relationship asset is amortized over a period of five years while goodwill is not amortized, but rather is tested annually for impairment in accordance with SFAS No. 142. The acquisition was accounted for as a purchase, and the results of operations of Airgate since May 1, 2002, and its financial condition as of each balance sheet dates are reflected in our condensed consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

OVERVIEW

      The following discussion is applicable to the Company's financial condition and results of operations for the period ended March 31, 2004 and March 31, 2003. Pacific CMA, Inc. (Pacific CMA) does not directly carry on any business activities. Through its Hong Kong based subsidiary, AGI Logistics (HK) Ltd. (AGI), and its New York based subsidiary, Airgate International Corp. (Airgate), Pacific CMA facilitates and provides supply chain management solutions, contract logistics services and international freight forwarding services.

      Its wholly owned subsidiary, AGI Logistics (HK) Ltd. (AGI), operates an integrated logistics and freight forwarding business which is based in Hong Kong and which primarily handles delivery of goods in South China and Hong Kong to overseas countries, mainly the Far East region and the United States. The principal services provided by AGI are airfreight forwarding, ocean freight forwarding, and warehousing. In the Far East region, Mainland China is the target market for AGI Group expansion.

      The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries. On January 1, 2001, its Hong Kong incorporated subsidiaries included Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. (Sparkle) and Guangzhou Huasheng Int'l Forwarding Ltd. (GZ Huasheng), and AGI Logistics (Shenzhen) Ltd. (AGI (Shenzhen)) which was incorporated in The Peoples Republic of China ("the PRC"). On June 14, 2002, GZ Huasheng was renamed as Guangdong Springfield Logistics Services Ltd. (GD Springfield). On June 5, 2003, GD Springfield was renamed as Shenzhen Careship International Transportation Ltd. (SZ Careship). AGI (Shenzhen) and Sparkle were disposed of by AGI Group on May 11, 2001 and April 2, 2002, respectively, in conjunction with a decision by AGI to concentrate on the international freight forwarding business. The business activities of Sparkle were concentrated on local feeder voyages and trucking operations along the Jujiang Delta Area of Mainland China and it was determined that Sparkle would need to purchase its own boats and trucks to maintain its competitive position. As a result, its business operations diverged from the Group's non-asset based strategic plan. AGI Group has elected to concentrate its resources and investments on the operations of AGI HK and SZ Careship in order to seek to improve the tonnage performance in Hong Kong and South China, U.S. and Europe.

      On April 30, 2002, Pacific CMA completed the acquisition of control of Airgate, a privately held New York-based freight forwarder that was established in 1995. Airgate is a non-asset based logistics services company. Pacific CMA intends to continue the operations of Airgate in substantially the same manner as they were conducted prior to the acquisition. Airgate primarily handles import air and ocean shipments from the Far East and Southwest Asia to the U.S.. Pacific CMA International, LLC, a Colorado limited liability company that is wholly owned by the Company, acquired 81% of the issued and outstanding common stock of Airgate.

      The following discussion concerning results of operations and liquidity and capital resources of Pacific CMA, is based solely upon the business operations which are carried on by the group consisting of its wholly owned subsidiary AGI and its subsidiaries, and the results of Airgate from January 1 to March 31, 2004 and the same period of 2003.

      The significant new developments, which have occurred during the three months ended March 31, 2004, include the following:

      o Pacific CMA's shares of common stock are listed on the Frankfurt and Berlin Stock Exchanges commenced trading on January 20, 2004, under the symbol "PWZ";

      o     Appointment of Joel Herskovits to be our Investor Relations person;

      o     Hiring of John M. Dauernheim as Chief Operating Officer;

      o Being designated as Official Freight Forwarder of the ASAP Global Sourcing Show held in Las Vegas from February 22 to 25, 2004;

      o     Entering  into  contract  rate  agreements  with  three   additional
            airlines (Thai Airways, Singapore Airlines and Royal Brunei); and

      o Our sales and marketing team in the Europe Market is strengthened by engaging marketing staff in United Kingdom.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED MARCH 31, 2004  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
2003

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

      Total revenue for the period ended March 31, 2004 increased approximately 17.3% compared with the period ended March 31, 2003, from $14,026,380 in 2003 to $16,454,513 in 2004. The increase in revenue was primarily the result of the organic growth of AGI and Airgate.

      Revenue derived from the operations of AGI increased approximately 8% during first quarter of 2004 as compared with the same period of 2003.

      The significant organic growth of AGI was the result of the following factors:

      1.    An increase in routed freight traffic from existing agency partners;

      2. Improvements in the agency network which enabled AGI to secure new freight business;

      The revenue of Airgate represented approximately 72% of our total revenue for the first quarter 2004. Airgate focuses its operations on the import of goods from the Far East. Airgate currently leases its own bonded warehouse where deconsolidation of cargo is performed. In order to enter new markets in the Midwest, Airgate established a new subsidiary in Chicago, Illinois in June 2002.

      Revenue derived from the operation of Airgate increased approximately 19.6% during the first quarter of 2004 as compared with that of 2003. The increase is the result of the effort of Airgate staff and the new subsidiary in Chicago. During the first quarter 2003, the Chicago subsidiary was still in the early development stage.

      As compared with 2003, the cost of forwarding during first quarter of 2004 increased approximately 18%, from $11,693,998 in 2003 to $13,791,615 in 2004.
This increase in costs was primarily the result of the organic growth of AGI and Airgate.

      Gross margin for the three months ended March 31, 2004 and March 31, 2003 was constant at approximately 16%. Gross profit, (revenue minus cost of forwarding) for the first quarter of 2004 increased 14.2%, from $2,332,382 in 2003, to $2,662,898 in 2004.

      Traditionally, the first quarter of each financial year is the flat season of the freight industry, we realized a 13.7% increase in net loss of $122,793 in 2004 compared with the $107,973 in 2003. The increase in the net loss was primarily due to an 843% or $148,767 increase in non-cash compensation cost, which was a result of the Company granting 2,050,000 restricted shares to four key employees, 200,000 restricted shares to an independent sales representative and 50,000 restricted to a business advisor during the period from November 2003 to March 2004.

      On or about November 7, 2003, we entered into four service agreements with three employees and an independent sales representative. Under the terms of the agreements, as amended in March 2004, we granted these employees and the sales representative an aggregate of 1,950,000 shares of our common stock. The shares are restricted as they have not been registered with the Securities and Exchange Commission (the "SEC" or the "Commission"). The agreements, as amended, with the employees requires them to continue to provide services to us from January 1, 2004 through December 31, 2013. The agreement with the sales representative requires him to provide services to us from January 1, 2004 through December 31, 2005.

      Also in March 2004, the Company entered into a service agreement with an employee/director. Under the terms of the agreement the Company granted to the director 100,000 shares of Common Stock. The agreement requires the director to continue to provide services to the Company from January 1, 2004 through December 31, 2008.

      Compensation cost is measured at the grant date based on the estimated fair value of the restricted securities. The compensation cost is recognized against income over the service period required under the agreement. The unearned portion of the compensation cost related to the employees is recorded in equity as unearned compensation cost, while the unearned portion of compensation cost related to the independent sales representative is recorded as "prepaid" asset. We are holding the stock certificates pending the completion of the service agreements.

      In addition, in March 2004, the Company issued 50,000 shares of restricted stock to a business advisor. The Company recorded an expense of $57,750 which is the estimated fair value of the stock on the grant date.

      The total compensation cost charged to income statement for the quarter ended March 31, 2004 was $166,423. The Company issued stock instead of cash for certain services as management believes this will have a positive impact on the Company's cash flow status in the long term.

BUSINESS SEGMENT OPERATING RESULTS

      The results of operations for each segment are as follows:

      AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 16.7%, from $9,054,673 in first quarter of 2003 to $10,562,831 in the same period of 2004. Airfreight revenue for AGI Group was $3,731,807, while airfreight revenue for Airgate was $8,320,491, and offsetting inter-company transactions totaled $1,489,467. The volume of airfreight was improved in 2004 compared with 2003. The volume improvement is primarily due to (i) an increase in routing orders from Asia to the United States as a result of new customers and agents in India, Mombassa and Africa who joined during the second half of 2003, (ii) Airgate International Corp. (Chicago) was established in June of 2002 and is now coming out of the early development stage and (ii) the Company was adversely affected in the first quarter 2003 due to the outbreak of the SARS virus in Asia.

      Costs for the airfreight forwarding operations during the first quarter increased approximately 14.9%, from $7,523,794 in 2003 to $8,648,218 in 2004.
Airfreight cost attributable to AGI Group was $2,997,086 while airfreight cost attributable to Airgate was $7,140,599, and offsetting inter-company costs were $1,489,467. The gross profit margin was increased by 7.10% from approximately 16.9% in 2003 to approximately 18.1% in 2004. This increase is the result of better utilization of cargo space with better arrangement of cargo consolidation. As a result of increased revenues, overall gross profits increased approximately 25.1% to $1,914,613

      Total segment overhead attributable to the airfreight operation increased approximately 22.7%, from $693,795 in 2003 to $851,099 in 2004. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

      Overall, net segment income for the airfreight operation increased approximately 27.0% for the period ended March 31 2004, from $837,084 in 2003 to $1,063,514 in 2004. The increase in net segment income was mainly the result of the organic growth of AGI and Airgate.

      SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 18.5% to $5,891,682 in 2004 from $4,971,707 in 2003. Sea freight revenue for AGI Group was $1,256,676, while sea freight revenue for Airgate was $4,793,385, and offsetting inter-company transactions were $158,379. The increase in revenue for the period was due to our new agents in India, Japan and Turkey, who introduced more customers into our network. These new customers generated more revenue from the Shanghai market starting in the second quarter of 2003. There was also an increment in the quantity of freight consolidation in the Chicago operation of Airgate. Costs for the sea freight forwarding operation increased approximately 23.3%, from $4,170,204 in 2003 to $5,143,397 in 2004.
Sea freight costs attributable to AGI Group were $965,818, while costs attributable to Airgate were $4,335,958, and inter-company costs were $158,379.

      The gross profit margin decreased approximately 21.1% from 16.1% in 2003 to 12.7% in 2004 due to our market penetration strategy in Shanghai and Chicago. As a result of the reduction in gross profit margin, overall gross profits decreased by approximately 6.63%, to $748,285.

      Total segment overhead attributable to the sea freight operation increased approximately 31.7%, from $309,396 in first quarter of 2003 to $407,344 in the same period of 2004. Overall net income for the sea freight operation decreased approximately 30.7%, from $492,107 in first quarter of 2003 to $340,941 for the same period in 2004. The decrease in net segment income was mainly the result of reduction of gross profit margin for sea freight operation during the period.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses slightly increased by 12.9%, to $2,584,653 in first quarter of 2004 from $2,288,344 in the same period of 2003. The following factors caused the increase in expenses:

      Sales commission: Sales commission increased approximately 24.3% from $350,288 in 2003 to $435,262 in 2004. The increase is a result of increase in freight forwarding income during the first quarter of 2004.

      Salaries and allowance: Salaries and allowance increased approximately 14.1% from $965,084 for the period ended March 31, 2003 to $1,101,611 in 2004.
This increase was the result of the addition of approximately 23 staff persons during 2003 needed to keep pace with our growth.

COMPENSATION COST

      Compensation cost: During the period from November 2003 to March 2004, the Company issued total 2,100,000 shares of its common stock to four employees, an independent sales representative and a business advisor. Compensation cost is measured at the grant date based on the estimated fair value of the securities. It is recognized as an expense over the service period required under the service agreements with those parties. The unearned portion of the compensation cost related to employees is recorded in equity as unearned compensation cost, while the unearned portion of compensation cost related to the independent sales representative is recorded as a prepaid asset. During the period ended March 31, 2004, $166,423 of compensation cost was expensed, as compared with the same period of 2003, we recorded an increase of 843% from $17,656.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization decreased approximately 6.94% from $193,101 in 2003 to $179,700 in 2004. The decrease is due to the reduction of depreciation of property and equipment.

      Amortization arises from an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002. We recorded this asset at cost ($2,860,000) and are amortizing it on a straight-line basis over a period of 5 years. During the period ended March 31, 2003 and 2004, the amortization expense attributable to this asset was $143,000 respectively.

NON-OPERATING INCOME

INTEREST AND OTHER INCOME

      Interest and other income increased from $47,500 in first quarter of 2003 to $95,778 in the same period of 2004. This was due to various miscellaneous handling charges (i.e. examination charges) received from third parties.

INTEREST EXPENSE

      Interest expense increased to $89,527 in 2004 from $43,726 in 2003. The increase in interest expense is primarily due to an increase in short-term working capital financing.

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

      Additional risks and uncertainties include:

      o Governmental deregulation efforts, regulations governing the Company's products and/or the international trade and tariff environment adversely affecting our ability to provide services to customers.

      o Competitive marketplace conditions impeding the ability of the Company to pass future cost increases to customers.

      o The Company's dependence on international trade resulting from favorable worldwide economic conditions.

      o     The  Company's   dependence   on  retaining  and   addingsignificant
            customers.

      o The Company's ability to recruit and retain skilled employees in a tight labor market.

      o The ability of the Company to develop and implement information systems to keep pace with the increasing complexity and growth of the Company's business.


      o Following the September 11 attacks, airlines charge additional costs such as a fuel surcharge, insurance surcharge and war risk surcharge. These surcharges are generally passed through to shippers and consignees, which increases their shipping costs. As a result of these increased costs, the shipping incentive of customers has been reduced, and the rate of order cancellation has increased.

      o During March of 2003, The World Health Organization received reports of 'Severe Acute Respiratory Syndrome' in various parts of the world. SARS caused airlines to reduce capacity and adversely affected external trade from Hong Kong and the Pearl River Delta. The Company's operations were adversely affected by this health problem.

LIQUIDITY AND CAPITAL RESOURCES

      We used approximately $1,249,000 and $1,251,000 of cash from operating activities for the three months ended March 31, 2004 and 2003 respectively. The use of cash was mainly attributable to additional amounts used in other receivables. It is also due to an increase in refundable income taxes.

      Net cash used in investing activities was $303,605 during the period ended March 31, 2004 while the net cash provided by investing activities during the same period of 2003 was $74,832. During the three months ended March 31, 2004, we used $74,987 to acquire plant and equipment to improve our office facilities, and used $195,154 for the deposits of a potential equity investment in Shanghai.

      Net cash provided by financing activities was approximately $1,393,000 and $1,352,000 for the period ended March 31, 2004 and 2003 respectively. During the first quarter of 2004, the Company had net borrowings from banks for working capital financing arrangements of approximately $1,639,000, and payments of short-term bank debt of $231,722.

      Working capital was $1,732,312 (inclusive of restricted cash of approximately $5.8 million) and $1,850,649 as of March 31, 2004 and December 31, 2003 respectively. We believe that we will be able to rely on cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following March 31, 2004. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs, if any.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

      From time to time, we have entered into various contractual obligations, which may be summarized as follows:

                                                                          PAYMENTS DUE BY PERIOD
                                                     ------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                         TOTAL      LESS THAN 1 YEAR   1-3 YEARS     4 - 5 YEARS      THEREAFTER
Finance lease Obligations                   $     74,289    $     34,913    $     39,376    $         --    $         --

Unsecured Bank Loans                              43,687          43,687              --              --              --

Operating Leases                               1,462,821         457,942         353,114         357,321         294,444

Cargo Space Commitments                        7,608,337       7,608,337              --              --              --

Material Employment Agreements                   873,250         499,000         374,250              --              --

      We have finance lease obligations of $74,289 as of March 31, 2004, of which $34,913 is repayable within one year, and $39,376 is repayable after 1 year.

      The amount due to directors, totaling $8,702, represents amount due to Alfred Lam.

      Debts maturing within one year amounted to $305,788.

      We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong and China. The total outstanding lease commitments under non-cancelable operating leases are $1,462,821 as of March 31, 2004. The current portion of these commitments of $457,942 is payable within one year.

      We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of March 31, 2004, the amount outstanding for such commitments to be entered into in 2004 was approximately $7.6 million.

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

      As of March 31, 2004, our commercial commitments may be summarized as follows:

OTHER COMMERCIAL COMMITMENTS         TOTAL AMOUNTS COMMITTED         AMOUNT OF COMMITMENT EXPIRATION
                                                                                          PER PERIOD
                                                                                    LESS THAN 1 YEAR
                                                           $                                       $
Overdraft                                          3,858,046                               3,858,046
Invoice Trust Receipt                              1,286,774                               1,286,774
Income tax loan                                      262,101                                 262,101
Short-tern bank loans                                 43,687                                  43,687
Guarantees by bank                                   476,190                                 476,190

      As of March 31, 2004 to finance our working capital, our available banking facilities were approximately $7,000,000 obtained from creditworthy commercial banks in Hong Kong and $2,500,000 from a bank in the U.S. As of that date, the total amount of bank credit facilities utilized was $7,644,819. This was made up of (i) $3,858,046 of overdrafts; (ii) $1,286,773 of invoice trust receipts and
(iii) $2,500,000 line of credit. In addition to the credit facilities, the Company has a $262,101 Income Tax Loan and $43,687 of short-term bank loan outstanding as of March 31, 2004. Moreover, there is $476,190 of bank guarantees for granting credit facilities to a subsidiary for airfreight payment. While these banks are not obligated to advance any further funds to us, we believe that absent any significant downtrend in business, these sources of credit will continue to be available to us.

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

      Under the CEPA, Hong Kong companies are permitted to set up wholly owned enterprises in Mainland China to provide logistics services and related consultancy services for ordinary road freight, and to engage in the management and operation of logistics services through electronic means. It permits freight forwarding agents to operate in Mainland China on a wholly owned basis a full two years ahead of China's WTO entrance timetable, and will permit such agents to enjoy national treatment in respect of the minimum registered capital requirement. In addition, it eliminates the import tariffs to Mainland China on a host of goods made in Hong Kong, allowing most Hong Kong companies to sell high value-added products across the border. In terms of economic benefits, the CEPA has good potential to open up many new business opportunities in Mainland China for Hong Kong. Although it is difficult to quantify the potential benefit we may realize from CEPA, through our Hong Kong-based AGI Logistics (HK) Ltd, Shenzhen Careship Transportation Limited, as well as AGI China Ltd, we believe we can enjoy "first mover" advantage, that is, we believe that our Hong Kong-based subsidiaries can benefit from CEPA because we have experience in doing business in, and we believe that we are knowledgeable in China's regulations and business practices. We believe that our existing offices in Hong Kong and Mainland China can also respond quicker than other U.S. freight forwarders to ongoing developments in China.

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

      Foreign exchange rates sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical change in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. As one of the major subsidiaries uses the Hong Kong Dollar (HKD), which has been linked to the U.S. Dollar at a rate of HKD7.8 to USD1, as its functional currency, there has been no material change in the Company's foreign exchange risk exposure. However, if HKD was unlinked to the US Dollar, an average 10% weakening of the U.S. Dollar, throughout the period ended March 31, 2004, would have had the effect of raising operating income approximately $14,000. An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income by approximately $12,000.

      The Company currently does not utilize any the derivate financial instruments or hedging transactions to manage foreign currency risk.

INTEREST RATE RISK

      The Company does not currently utilize derivative financial instruments to hedge against changes in interest rates. At March 31, 2004, the Company had cash and cash equivalents and restricted cash of $6.500,000 and short-term borrowings of $7,700,000, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings.

      In management's view, there has been no material change in Company's market risk exposure between 2003 and 2004.

ITEM 3. CONTROLS AND PROCEDURES

      The Registrant's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004 (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Registrant's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Registrant that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On March 19, 2004, the Registrant and Alfred Lam commenced an action against Frascona, Joiner, Goodman and Greenstein, P.C. and others in the United States District Court for the Southern District of New York (2004 Civ. 2213), in which the Registrant and Mr. Lam allege that the Registrant's prior counsel and others violated the anti-fraud provisions of the federal securities laws, breached their fiduciary duty to the Registrant and breached a stock purchase agreement with Mr. Lam, in connection with their sales of the securities to Mr. Lam.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      On March 23, 2004, the Registrant's shareholders approved the reincorporation of the Registrant in the State of Delaware, and removing it from the State of Colorado. See Part II, Item 4, below. That reincorporation became effective at 5:00 p.m. Eastern Time on March 31, 2004,

      Although no attempt has been made to summarize all differences in the corporate laws of such states, management believes the following to be a fair summary of the significant differences in the corporate laws of the States of Colorado and Delaware.

Examination Of Books And Records. Under Colorado corporation law, a person must have been a shareholder for at least three months, or be the holder of record of at least five percent of all outstanding shares of any class of stock of a corporation in order to examine certain records of the corporation, including the minutes of meetings of the board of directors and board committees, accounting records and shareholder records. Under Delaware corporation law, any stockholder with a proper purpose may demand inspection of the records of the corporation.

Dividends. Under Delaware corporation law, a corporation may pay dividends to its stockholders either out of surplus (net assets in excess of stated capital), or in case there is no surplus, out of net profits for the current fiscal year and the preceding fiscal year, with certain limitations. Under Colorado corporation law, dividends may be paid out of net assets available after providing for satisfaction of preferential rights of shareholders whose preferential rights are superior to those receiving the dividend.

Votes Of Shareholders. Colorado corporation law provides that unless the Certificate of Incorporation provides otherwise, the vote of a majority of all outstanding shares entitled to vote is required to amend the corporate charter, to dissolve a corporation, to effect a merger or consolidation or to sell, lease or exchange all or substantially all of the corporation's assets. Under Delaware corporation law and our Certificate of Incorporation, the vote of a majority of the outstanding stock entitled to vote is required to amend the corporate charter, to dissolve a corporation, to effect a merger or consolidation or to sell, lease or exchange all or substantially all of a corporation's assets. Under both Colorado and Delaware law, action by the board of directors, as well as the shareholders, is required to amend the corporate charter, effect a merger or consolidation or the sale, lease or exchange of its assets.

Cumulative Voting. Delaware corporation law permits a corporation to provide cumulative voting by including a provision to that effect in its Certificate of Incorporation. Our Certificate of Incorporation does not have a provision permitting cumulative voting. Under Colorado corporation law, shareholders have cumulative voting unless prohibited in the Certificate of Incorporation. Our prior Colorado Certificate of Incorporation was ambiguous as to whether or not cumulative voting for our Directors exists. Our management believed cumulative voting had been meant to be eliminated.

Action By Written Consent Without A Meeting. Under Colorado corporation law, shareholders may take action without meetings by unanimous written consent of the shareholders entitled to vote. Under Delaware corporation law, stockholders may take action without meetings by written consent signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Alfred Lam, the Chairman of our Board of Directors owns more than a majority of the votes represented by our common stock. As a result, Mr. Lam has the power to act by written consent to authorize any action which requires stockholder approval, without the vote of any other stockholders.

Anti-Takeover Legislation. Delaware has enacted a statute which prevents a "business combination" between an "interested stockholder" and a Delaware corporation for a period of three years after such stockholder became an interested stockholder, unless certain conditions are met. The Delaware statute defines a business combination as any merger or consolidation, any sale, lease, exchange or other disposition of 10% or more of a corporation's assets, or any transaction (subject to certain exceptions) which results in the transfer of stock of a corporation to the interested stockholder, increases his proportionate ownership of a corporation's stock or results in such interested stockholder receiving the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by or through the corporation. The Delaware statute defines an interested stockholder as (subject to certain exceptions) any person who is the owner of 15% or more of the outstanding voting stock of the corporation or a person who is an affiliate or associate of the corporation who became the owner of 15% or more of the outstanding voting stock of the corporation within the three-year period prior to the date on which it is sought to determine whether such stockholder is interested. A business combination is exempt from the effect of the statute if, among other things, either (i) prior to the date the stockholder became interested, the board of directors approved either the business combination or the transaction that resulted in the stockholder becoming interested, (ii) upon consummation of the transaction that resulted in the stockholder becoming interested, such stockholder owned at least 85% of the corporation's voting stock at the time the transaction consummated, or (iii) on or after the date the stockholder becomes interested, the business combination is approved by the board of directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock not owned by the interested stockholder.

      The anti-takeover statute provides that the Certificate of Incorporation of a Delaware corporation may provide that the corporation expressly elects not to be governed by the statute. Our Certificate of Incorporation does not include such a provision.

      The effect of reincorporation in Delaware, and thereby subjecting us to the anti-takeover statute, makes it more difficult for a person who seeks to acquire control over us or to effect a business combination with us, such as a tender offer, to do so without management's approval, thereby making it more difficult to remove our existing management. The Delaware statute could, therefore, potentially have an adverse impact on stockholders who wish to participate in any such tender offer or other transactions even where such transaction may be favorable to the interests of the stockholders.

      Our reincorporation into Delaware could have the effect of discouraging hostile tender offers, proxy contests or other transactions by forcing potential acquirors to negotiate with incumbent management. The disadvantages to our reincorporation into Delaware includes reducing the likelihood that a hostile tender offer at a premium over market price for our shares will be made. Our reincorporation has a practical effect on our stockholders by making it more difficult to remove existing management without such management's approval.

Dissolution. Under Colorado corporation law and upon its board of directors adopting a resolution setting forth a proposal to dissolve which proposal is approved by a majority of the shareholders entitled to vote thereon is sufficient. Under Delaware law, a corporation can voluntarily dissolve if its board of directors and a majority of the stockholders entitled to vote thereon approve the dissolution, or without approval of the board of directors if all the stockholders entitled to vote approve the dissolution.

Liability Of Directors. Under Delaware law, directors are jointly and severally liable to a corporation for willful or negligent violations of statutory provisions relating to the purchase or redemption of a corporation's own shares or the payment of dividends, for a period of six years from the date of such unlawful act. A director who was either absent or dissented from the taking of such action may exonerate himself from liability by causing his dissent to be entered in the corporation's minutes. Under Colorado law, directors are jointly and severally liable to the corporation if they vote for or assent to acts which violate statutory provisions relating to the purchase of a corporation's own shares, the payment of dividends, the distribution of assets in liquidation or any loans or guarantees made to a director, until the repayment thereof. Under Colorado law, there is no express standard of conduct which can protect a director from liability nor any express statute of limitations with respect to any such illegal acts by a director, as there are under Delaware law, and directors are not liable as long as they did not vote for or assent to any of the illegal acts. Colorado law, unlike Delaware law, allows a director who was present at a meeting which approved an illegal act to avoid liability, even if he does not register his dissent in the minutes of the meeting, by voting against the illegal act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On March 23, 2004, the Registrant held a Special Meeting of its Shareholders at 4:00 p.m. local time at its offices located at 1350 Avenue of the Americas, Suite 3100, New York, New York 10019.

      Proposals presented to the shareholders at that meeting were the following: PROPOSAL 1. A proposal to ratify, approve and confirm the change of the Registrant's state of incorporation from the State of Colorado to the State of Delaware by means of a merger of the Registrant with and into Pacific CMA, Inc. (Delaware), a newly formed Delaware corporation that was wholly owned by the Registrant, with Pacific CMA, Inc. (Delaware) to be the surviving corporation in the merger, and with the effect of the merger changing the law applicable to the Registrant's corporate affairs from the Colorado Business Corporation Act to the Delaware General Corporation Law.

      PROPOSAL 2. A proposal to ratify, approve and confirm the Registrant's agreement with Henrik Christensen, an Executive Vice President of the Registrant and a member of the Registrant's Board of Directors, providing for the issuance of 100,000 shares of the Registrant's common stock as partial compensation for his continued services to the Registrant.

      PROPOSAL 3. A proposal to ratify, approve and confirm the issuance of warrants to purchase 50,000 shares of the Registrant's common stock to R. Keith Fetter for a term expiring on September 30, 2008 at an exercise price of $0.85 per share. Mr. Fetter is a principal of Piedmont Consulting, Inc. ("Piedmont") and had served as the Registrant's public and investor relations consultant.

      PROPOSAL 4. A proposal to ratify, approve and confirm the Registrant's agreement with Basic Investors, Inc. ("Basic"), a management and financial consultant to the Registrant's for Basic's services in consideration for the issuance of 50,000 shares of the Registrant's common stock.

      An aggregate of 19,627,494 shares, representing approximately 76.4% of the Registrant's then 25,675,590 issued and outstanding shares were present in person or by proxy. A clear quorum was present.

      The shareholders in person or by proxy voted their shares as follows:

                                                                                                   Approximate
                                                                                                  Percentage of
                                                                                                 "For" Votes of
                                                                                                 all Issued and
                                          For               Against            Abstain         Outstanding Shares
                                          ---               -------            -------         ------------------
       PROPOSAL 1                      19,618,994             7,500             1,000                 76.4%

       PROPOSAL 2                      19,598,594            21,900             7,000                 76.3%

       PROPOSAL 3                      19,593,494            29,000             5,000                 76.3%

       PROPOSAL 4                      19,592,594            29,400             5,500                 76.3%

      As  a  result,   all  four   proposals   were  approved  by  the  Issuer's
shareholders.

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits (filed herewith)

      31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).

      31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

      32.1  Certification  of the Chief Executive  Officer pursuant to 18 U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

      32.2  Certification  of the Chief Financial  Officer pursuant to 18 U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

      (b)   Reports on Form 8-K

      During the fiscal quarter covered by this Report, the Registrant filed no Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PACIFIC CMA, INC.


Date:  May 14, 2004            By: /s/ Alfred Lam
                                   ---------------------------------------------
                                     Name:  Alfred Lam
                                     Title: Chairman of the Board of Directors
                                            (Principal Executive Officer)


Date:  May 14, 2004            By: /s/ Daisy Law
                                   ---------------------------------------------
                                    Name:   Daisy Law
                                    Title:  Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)