Form 10QSB
period 2004-06-30
PACIFIC CMA INC
filed 2004-08-16
CIK 1071775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
     ---------------


                         Commission File Number: 0-27653

                                PACIFIC CMA, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Delaware                                       84-1435073
     (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

        1350 Avenue of the Americas, Suite 3100, New York, New York 10019
                    (Address of Principal Executive Offices)

                                 (212) 247-0049
                (Issuer's Telephone Number, Including Area Code)

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X   No
    ---      ---


The number of shares outstanding of the Registrant's Common Stock, as of June 30, 2004, was 25,830,590 shares.

   Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

                                PACIFIC CMA, INC.

                              INDEX TO FORM 10-QSB


PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003 (Audited)

      Consolidated Unaudited Statements of Operations for the Six Months and Three Months Ended June 30, 2004 and 2003

      Consolidated Unaudited Statements of Cash Flows for the Six Months
        Ended June 30, 2004 and 2003

      Notes to Consolidated Unaudited Financial Statements

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.     CONTROLS AND PROCEDURES


PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASERS OF EQUITY SECURITIES

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

                                     PART I
                             FINANCIAL INFORMATION


Item 1. Financial Statements



                                                  PACIFIC CMA, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                         JUNE 30, 2004 AND DECEMBER 31, 2003


ASSETS

                                                                                     2004                2003
                                                                            ----------------------------------------
                                                                                  (UNAUDITED)

    CURRENT ASSETS
        Cash and cash equivalents                                             $      1,592,601   $        912,240
        Restricted cash                                                              5,730,573          5,786,064
        Accounts receivable, net of allowance for doubtful accounts of
          $157,562 and $156,617, respectively                                        8,906,120          7,360,859
        Refundable income taxes                                                        404,837            147,092
        Other receivables                                                            2,338,281          1,413,401
        Deposits, prepayments and other assets                                         805,186            742,081
                                                                               ---------------    ---------------
               Total current assets                                                 19,777,598         16,361,737
                                                                               ---------------    ---------------

    PROPERTY AND EQUIPMENT, net of accumulated depreciation of $792,792
       and $641,838                                                                    455,456            241,186
                                                                               ---------------    ---------------

    OTHER ASSETS
        Goodwill                                                                     2,740,508          2,683,768
        Intangible assets, net of accumulated amortization of
          $1,240,223 and $953,333                                                    1,646,485          1,906,667
        Investment deposits                                                          1,076,154            900,900
        Equity investment in affiliate                                                 190,660                 --
        Other                                                                          832,443            293,022
                                                                               ---------------    ---------------
                                                                                     6,486,250          5,784,357
                                                                               ---------------    ---------------

                                                                              $     26,719,304   $     22,387,280
                                                                               ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
        Notes payable - bank                                                  $      4,976,968   $      6,008,594
        Current maturities of long-term debt                                            61,713             26,851
        Accounts payable                                                             7,718,134          7,319,281
        Accrued expenses and other                                                     504,309            618,852
        Short-term loans payable                                                       187,747            537,510
                                                                               ---------------    ---------------
               Total current liabilities                                            13,448,871         14,511,088
                                                                               ---------------    ---------------

    LONG-TERM DEBT                                                                      81,698             21,592
                                                                               ---------------    ---------------

    SERIES A PREFERRED STOCK (net of discount $1,100,931)                            3,899,069                 --
                                                                               ---------------    ---------------

    STOCKHOLDERS' EQUITY
        Common stock                                                                 6,421,592          6,195,492
        Additional paid-in capital                                                   3,096,924          1,786,718
        Retained earnings                                                            2,369,963          2,433,420
        Accumulated other comprehensive income                                         (10,141)            11,440
        Unearned compensation cost                                                  (2,588,672)        (2,572,470)
                                                                               ---------------    ---------------
               Total stockholders' equity                                            9,289,666          7,854,600
                                                                               ---------------    ---------------

                                                                              $     26,719,304   $     22,387,280
                                                                               ===============    ===============


 See Notes to Condensed Consolidated Financial Statements                      2


                                                  PACIFIC CMA, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      (UNAUDITED)                           (UNAUDITED)
                                                    SIX   MONTHS                           ENDED   THREE
                                                    MONTHS ENDED
                                                        JUNE 30                               JUNE 30
                                                2004               2003               2004              2003
                                         ----------------------------------------------------------------------------

    FREIGHT FORWARDING INCOME              $    38,018,000    $    30,988,201    $    21,563,487   $    16,961,821
                                            --------------     --------------     --------------    --------------

    OPERATING EXPENSES
        Cost of forwarding                     (31,715,123)       (26,003,696)       (17,923,509)      (14,309,698)
        General and administrative              (5,597,834)        (4,554,794)        (3,012,790)       (2,266,451)
        Stock-based compensation cost             (286,396)           (35,313)          (119,973)          (17,656)
        Depreciation and amortization             (370,401)          (386,736)          (190,792)         (193,635)
                                            --------------     --------------     --------------    --------------
                                               (37,969,754)       (30,980,539)       (21,247,064)      (16,787,440)
                                            --------------     --------------     --------------    --------------

    OPERATING INCOME (LOSS)                         48,246              7,662            316,423           174,381
                                            --------------     --------------     --------------    --------------

    OTHER INCOME (EXPENSE)
        Interest and other income                  149,602             86,143             53,953            38,643
        Interest expense                          (162,661)           (82,961)           (72,940)          (39,235)
        Preferred stock dividend and
          amortization of issuance cost           (211,867)                --           (211,867)               --
        Amortization of preferred
          stock discount                           (62,979)                --            (62,979)               --
                                            --------------     --------------     --------------    --------------
                                                  (287,905)             3,182           (293,833)             (592)
                                            --------------     --------------     --------------    --------------

    EQUITY IN LOSS OF AFFILIATE                    (19,340)                --            (19,340)               --
                                            --------------     --------------     --------------    --------------

    INCOME (LOSS) BEFORE INCOME TAXES             (258,999)            10,844              3,250           173,789

    PROVISION (BENEFIT) FOR INCOME
       TAXES                                      (195,541)           (84,976)           (56,589)          (30,004)
                                            --------------     --------------     --------------    --------------

    NET INCOME (LOSS)                      $       (63,458)   $        95,820    $        59,839   $       203,793
                                            ==============     ==============     ==============    ==============

    BASIC EARNINGS PER SHARE               $       (0.002)    $         0.004    $         0.002   $         0.009
                                            =============      ==============     ==============    ==============

    DILUTED EARNINGS PER SHARE             $       (0.002)    $         0.004    $         0.002   $         0.009
                                            =============      ==============     ==============    ==============


See Notes to Condensed Consolidated Financial Statements                                                         3


                                                  PACIFIC CMA, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                                (UNAUDITED)        (UNAUDITED)
                                                                                   2004                2003
                                                                            ----------------------------------------

    OPERATING ACTIVITIES
        Net income (loss)                                                     $       (63,458)   $        95,820
        Items not requiring (providing) cash
           Depreciation and amortization                                              370,401            386,736
           (Gain) loss on sale of property and equipment                               (6,701)            11,021
           Stock based compensation cost                                              286,396             35,313
           Amortization of preferred stock discount                                    62,979                 --
           Provision for doubtful accounts                                             33,779                 --
           Share of loss from equity investee                                          19,340                 --
           Other                                                                      146,296                 --
        Changes in
           Accounts receivable                                                     (1,536,346)           503,045
           Deposits, prepayments and other                                         (1,603,835)        (1,161,666)
           Accounts payable                                                           350,042            (88,203)
           Accrued expenses                                                          (107,898)          (255,984)
           Deferred income taxes on acquisition of subsidiary                          (7,195)                --
           Income taxes refundable/payable                                           (257,745)           (18,066)
                                                                               --------------     --------------
               Net cash used in operating activities                               (2,313,945)          (491,984)
                                                                               --------------     --------------

    INVESTING ACTIVITIES
        Loans receivable                                                                1,300            238,290
        Purchase of property and equipment                                           (186,737)           (32,194)
        Acquisition of subsidiary                                                      (7,300)                --
        Equity investment in Shanghai Air Cargo                                      (246,493)                --
        Investment deposit                                                           (175,254)                --
        Proceeds from sale of subsidiary                                                   --            132,692
        Proceeds from sale of property and equipment                                   10,962             10,898
                                                                               --------------     --------------
               Net cash provided by (used in) investing activities                   (603,522)           349,686
                                                                               --------------     --------------

    FINANCING ACTIVITIES
        Net change in restricted cash                                                  55,490           (376,209)
        Net change in notes payable - bank                                         (1,031,626)         1,368,054
        Installments paid on acquisition of subsidiary                                     --           (600,000)
        Principal payments under capital lease obligation                             (20,657)           (31,213)
        Payment of short-term debt                                                   (372,558)           (55,851)
        Proceeds from short-term debt                                                      --             64,102
        Stock issuance costs                                                           (3,000)                --
        Proceeds from issuance of Series A Preferred Stock                          5,000,000                 --
        Advances to a director, net                                                    (6,643)           (13,799)
                                                                               --------------     --------------
               Net cash provided by financing activities                            3,621,006            355,084
                                                                               --------------     --------------

    INCREASE IN CASH AND CASH EQUIVALENTS                                             703,539            212,786

    FOREIGN CURRENCY EXCHANGE DIFFERENCE                                              (23,178)                --

    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    912,240            441,657
                                                                               --------------     --------------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     1,592,601    $       654,443
                                                                               ==============     ==============


See Notes to Condensed Consolidated Financial Statements                                                        4

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") as of June 30, 2004 and for the six and three months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

     The condensed consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

     The condensed consolidated statements of operations for the six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2003 included in the Company's Form 10-KSB filed on March 30, 2004.


  PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 2:  EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:



                                                                    (UNAUDITED)
                                                             SIX  MONTHS   ENDED
                                                             JUNE 30
                                                  2004                                      2003
                                                              PER-SHARE                                PER-SHARE
                                    LOSS          SHARES        AMOUNT      INCOME        SHARES         AMOUNT
--------------------------------------------------------------------------------------------------------------------

      NET INCOME (LOSS)           $  (63,458)            --    $     --    $    95,820            --   $      --

      BASIC EPS
        Income (loss) available
          to common stockholders     (63,458)    25,753,887       (0.002)       95,820    22,422,812        0.004
                                                                ========                                =========
        Stock options and
          warrants                                       --                                  173,428
                                                -----------                              -----------

      DILUTED EPS
        Income (loss) available
          to common
          stockholders and
          assumed conversions     $  (63,458)    25,753,887    $  (0.002)  $    95,820    22,596,240   $    0.004
                                   =========    ===========     ========    ==========   ===========    =========



     Common stock equivalents related to stock options, warrants and convertible preferred stock of 200,000, 2,885,788 and 3,472,222, respectively, are not included in the calculation of dilutive earnings per share because they have an anti-dilutive effect.

                                                                    (UNAUDITED)
                                                            THREE  MONTHS  ENDED
                                                            JUNE 30
                                                  2004                                      2003
                                                              PER-SHARE                                PER-SHARE
                                   INCOME         SHARES        AMOUNT      INCOME        SHARES         AMOUNT
--------------------------------------------------------------------------------------------------------------------

      NET INCOME                  $  50,839              --    $     --    $   203,794            --   $      --

      BASIC EPS
        Income available to
          common stockholders        50,839      25,825,590        0.002       203,794    22,423,350        0.009
                                                                ========                                =========
        Stock options and
          warrants                                  224,106                                  173,428
                                                -----------                              -----------

      DILUTED EPS
        Income available to
          common stockholders
          and assumed
          conversions             $  50,839      26,049,696    $   0.002   $   203,794    22,596,778   $    0.009
                                   ========     ===========     ========    ==========   ===========    =========


     Common  stock  equivalents  related to warrants and  convertible  preferred stock of 2,685,788  and  3,472,222,  respectively,  are not included in the
     calculation   of  dilutive   earnings  per  share   because  they  have  an
     anti-dilutive effect.



                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 3:  COMMON STOCK AND PREFERRED STOCK

     As of June 30, 2004, the Company's authorized capital stock comprised of 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. As of the same date, the Company's issued and outstanding capital stock comprised of 25,830,590 shares of common stock and 5,000 shares of preferred stock.


  PREFERRED STOCK

     On April 14, 2004, the Company sold to two institutional investors $3,000,000 stated amount of its Series A Preferred Stock and issued warrants to purchase 937,500 shares of common stock, at per share exercise prices of $1.76 for 468,750 shares and $2.00 for 468,750 shares. These warrants expire seven years from date of issuance.

     On May 6, 2004, the Company sold to an institutional investor $2,000,000 of its Series A Preferred Stock and issued warrants to purchase an additional 625,000 shares of common stock at per share exercise prices of $1.76 for 312,500 shares and $2.00 for 312,500 shares. These warrants expire seven years from issuance.

     The Series A Preferred Stock has a stated value of $1,000 per share, is convertible into shares of Common Stock at a conversion price of $1.44 per share and pays an annual dividend equal to six (6%) percent of the stated value of the Series A Preferred Stock outstanding, which at the option of the Company, subject to certain conditions, may be paid in shares of Common Stock. The Series A Preferred Stock is mandatorily redeemable four years from issuance.

     As the Series A Preferred Stock is mandatorily redeemable, it was recorded in accordance with Statement 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The relative fair value of the Series A Preferred Stock was recorded as a long-term liability and the dividends paid and accrued are included in interest expense. Additionally, the Series A Preferred Stock was issued with a beneficial conversion feature. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,667 was recorded as additional finance charges under the caption "Preferred Stock dividend and amortization of issuance cost" and credited to additional paid-in capital for the quarter and six-month period ending June 30, 2004. Lastly, in accordance with Opinion 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the Series A Preferred Stock and detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional paid-in capital. The fair value of the warrants was determined based on the Black-Scholes method. Effectively, the Series A Preferred Stock was recorded at a discount of $1,163,910. This discount is amortized ratably over the term of the Series A Preferred Stock. For the quarter ending and the six months ending June 30, 2004, the Company recognized $62,979 related to the amortization of the Series A Preferred Stock discount.

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003



    OTHER STOCK GRANTS

     In March 2004, the Company entered into a service agreement with a key employee. Under the terms of the agreement, the Company granted to the employee 100,000 shares. The shares were registered with the SEC by filing Form S-8 on March 29, 2004. The agreement requires the employee to continue to provide services to the Company from January 1, 2004 through December 31, 2008. Compensation cost is measured at the grant date based on the estimated fair value of the restricted shares. The compensation cost is recognized as expense over the service period required under the agreements. The unearned portion of the compensation cost is recorded in equity as unearned compensation cost. The Company is holding the stock certificates pending the completion of the service period.

     Also in March 2004, the Company issued 50,000 shares of common stock to a business advisor. In May 2004, the Company issued 5,000 shares to an employee. The Company recorded an expense of $64,100 which is the estimated fair value of the stock on the grant date.



NOTE 4:  PLEDGE OF ASSETS

        As of June 30, 2004, the Group had pledged the following assets:

          a.   Restricted cash deposits of $5,730,573.

          b. Shares in Airgate acquired in 2002 (representing 81% controlling interest) to the sellers in respect of the consideration payable to them for the acquisition of Airgate.



NOTE 5:  NOTES PAYABLE - BANK

     The Company has a $2,500,000 line of credit that accrues interest at the bank's prime rate plus 0.75% (5.00% at June 30, 2004) and matures in September 2004. The line is collateralized by a $1,500,000 certificate of deposit held by the Bank, substantially all the assets of Airgate and a personal guarantee of a director of the Company. This certificate of deposit is recorded as restricted cash. The note requires the Company meet certain debt to equity ratios and other financial covenants. As of June 30, 2004, the Company is not in compliance with certain of these covenants. As of June 30, 2004 and December 31, 2003, there was $2,500,000 borrowed against this facility.

     The Company has certain other banking facilities to finance its working capital. The facilities available totaled approximately $7,000,000. The facilities accrue interest at rates varying with the prime rate in Hong Kong, Hong Kong Interbank Offered Rate (HIBOR), or the cost of funds rate. As of June 30, 2004, these rates ranged between 1.01% - 7.00%. The facilities  require  annual  renewals  and are  collateralized  by personal guarantees by two directors and restricted cash of approximately $4,000,000. As of June 30, 2004 and December 31, 2003, amounts outstanding against these facilities were $2,476,968 and $3,508,594, respectively.

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 6:  RELATED PARTY TRANSACTIONS

        The Company had the following balances with related parties:

                                         JUNE 30,         DECEMBER 31,
                                           2004               2003
                                       ---------------------------------

           Payable to Alfred Lam, CEO $        13,849    $        20,493
                                       ==============     ==============


     There were no material related party transactions for the six month periods ended June 30, 2004 and 2003.



NOTE 7:  SEGMENT OF THE BUSINESS


    BUSINESS SEGMENTS

     The Company operates mainly in two business segments. Those segments are air forwarding and sea forwarding services. The accounting policies adopted by the Company for segment reporting are described in the summary of significant accounting policies in the Company's Form 10-KSB filed for the year ended December 31, 2003.

     The following table summarized the Company's operations for the six months ended June 30, 2004 and 2003 analyzed into air and sea forwarding services:

                                        AIR FORWARDING               SEA FORWARDING                  TOTAL
                                      2004          2003           2004          2003          2004          2003
                                 --------------------------------------------------------------------------------------


           Revenue                 $24,570,705   $20,033,792    $13,447,295   $10,954,409   $38,018,000   $30,988,201
           Cost of forwarding       (20,016,847)  (16,614,202)   (11,698,276)  (9,389,494)   (31,715,123)  (26,003,696)
           Depreciation and
              amortization            (245,433)     (239,210)       (87,348)      (83,371)     (332,781)     (322,581)
           Interest expense            (67,641)      (45,622)       (13,372)       (2,264)      (81,013)      (47,886)
           Other segment
              expenses
              attributable to
              segment               (1,431,618)   (1,279,817)      (748,039)     (632,442)   (2,179,657)   (1,912,259)
                                    ----------    ----------     ----------    ----------    ----------    ----------


           Segment income          $ 2,809,166   $ 1,854,941    $   900,260   $   846,838     3,709,426     2,701,779
                                    ==========    ==========     ==========    ==========


           Net other
              unallocated
              expenses                                                                       (3,772,884)   (2,605,959)
                                                                                             ----------    ----------


           Net income (loss)                                                                $   (62,458)  $    95,820
                                                                                             ==========    ==========


           Goodwill                $ 2,069,566   $ 2,012,826    $   670,942   $   670,942   $ 2,740,508   $ 2,683,768
           Intangible assets         1,237,704     1,644,500        408,781       548,167     1,646,485     2,192,667
           Other assets             16,891,780     8,633,750      5,440,531     3,514,656    22,332,311    12,148,406
                                    ----------    ----------     ----------    ----------    ----------    ----------


                  Total assets     $20,199,050   $12,291,076    $ 6,520,254   $ 4,733,765   $26,719,304   $17,024,841
                                    ==========    ==========     ==========    ==========    ==========    ==========



                                                  PACIFIC CMA, INC.
                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                JUNE 30, 2004 AND 2003


        The following table summarized the Company's operations for the three months ended June 30, 2004 and 2003 analyzed into air and sea forwarding services:

                                        AIR FORWARDING               SEA FORWARDING                  TOTAL
                                      2004          2003           2004          2003          2004          2003
                                 --------------------------------------------------------------------------------------


           Revenue               $  14,007,874 $  10,979,119  $   7,555,613   $ 5,982,702 $  21,563,487   $ 16,961,821
           Cost of forwarding      (11,368,629)   (9,090,408)    (6,554,880)   (5,219,290)  (17,923,509)   (14,309,698)
           Depreciation and
              amortization            (124,094)     (119,799)       (44,069)      (35,951)     (168,163)      (155,750)
           Interest expense            (30,102)      (19,016)        (6,610)       (1,300)      (36,712)       (20,316)
           Other segment
              expenses
              attributable to
              segment                 (740,541)     (676,902)      (391,094)     (351,066)   (1,131,635)    (1,027,968)
                                   -----------   -----------    -----------    ----------   -----------    -----------
           Segment income

                                 $   1,744,508 $   1,072,994  $     558,960   $   375,095     2,303,468      1,448,089
                                   ===========   ===========    ===========    ==========


           Net other
              unallocated
              expenses                                                                       (2,243,629)    (1,244,296)
                                                                                            -----------    -----------


           Net income                                                                     $      59,839   $    203,793
                                                                                            ===========    ===========


           Goodwill              $   2,069,566 $   2,012,826  $     670,942   $   670,942 $   2,740,508   $  2,683,768
           Intangible assets         1,237,704     1,644,500        408,781       548,167     1,646,485      2,192,667
           Other assets             16,891,780     8,633,750      5,440,531     3,514,656    22,332,311     12,148,406
                                   -----------   -----------    -----------    ----------   -----------    -----------


                  Total assets   $  20,199,050 $  12,291,076  $   6,520,254   $ 4,733,765 $  26,719,304   $ 17,024,841
                                   ===========   ===========    ===========    ==========   ===========    ===========



    GEOGRAPHICAL SEGMENTS

        The  table  below   summarized  the  Group's   turnover   analyzed  into
geographical locations:

                                                      SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                          JUNE 30                               JUNE 30
                                                  2004               2003               2004              2003
                                           ----------------------------------------------------------------------------

           Turnover
               * IATA Area 1                 $     4,894,202    $     4,093,811    $     3,138,043   $     2,261,872
               * IATA Area 2                       9,259,620          5,012,616          5,321,800         3,966,939
               * IATA Area 3                      23,864,178         21,881,774         13,103,644        10,733,010
                                              --------------     --------------     --------------    --------------

                  Total                      $    38,018,000    $    30,988,201    $    21,563,487   $    16,961,821
                                              ==============     ==============     ==============    ==============


                                                                              10




                                                  PACIFIC CMA, INC.
                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                JUNE 30, 2004 AND 2003


                                               (UNAUDITED)   (UNAUDITED)  AS  OF
                                           JUNE 30, 2004 AS OF JUNE 30, 2003
                                              OTHER ASSETS                               OTHER ASSETS
                                   TRADE       (INCLUDING       TOTAL         TRADE       (INCLUDING      TOTAL
                                RECEIVABLES     GOODWILL)       ASSETS     RECEIVABLES    GOODWILL)       ASSETS
                               --------------------------------------------------------------------------------------



         Assets
             *IATA Area 1        $ 5,759,541   $  9,785,128   $ 15,544,669  $4,353,298    $6,177,614    $10,530,912
             *IATA Area 2            551,047             --        551,047     145,631            --        145,631
             *IATA Area 3          2,595,532      8,028,056     10,623,588   1,462,167     4,886,131      6,348,298
                                  ----------    -----------    -----------   ---------     ---------     ----------

                  Total          $ 8,906,120   $ 17,813,184   $ 26,719,304  $5,961,096    $11,063,745   $17,024,841
                                  ==========    ===========    ===========   =========     ==========    ==========


        * IATA Area 1 comprises all of the North and South American Continent and adjacent islands, Greenland, Bermuda, West Indies and the islands of the Caribbean Sea, the Hawaiian Islands (including Midway and
           Palamyra).

        * IATA Area 2 comprises all of Europe (including the European part of the Russian Federation) and the adjacent islands, Iceland, the Azores, all of Africa and the adjacent islands, Ascension Island, that part of Asia lying west of and including Iran (Islamic Rep. 6f).

        * IATA Area 3 comprises all of Asia and the adjacent islands, except that portion included in IATA Area 2, all of the East Indies, Australia, New Zealand and the adjacent islands, the islands of the Pacific Ocean, except those included in IATA Area 1.



NOTE 8:  CONCENTRATIONS

        The Company had sales to two major customers (deferred as customers who represent 10% or more of total sales). Sales to these customers as a percent of total sales are as follows:

                                           SIX MONTHS ENDED           THREE MONTHS ENDED
                                               JUNE 30                      JUNE 30
                      MAJOR CUSTOMER      2004          2003          2004          2003
-----------------------------------------------------------------------------------------------

           A                                  13%           12%           13%           12%
           B                                   7            13             7            13



                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 9:  INVESTMENT IN AFFILIATE

     The investment in affiliate relates to a 35% ownership of Shanghai Air Cargo Ground Handling Services, Ltd. The affiliate is a joint venture which began operations in April 2004. Financial results of operations of the affiliate from inception to June 30, 2004 are summarized below:

                                          (UNAUDITED)      (UNAUDITED)
                                          SIX MONTHS       THREE MONTHS
                                             ENDED            ENDED
                                           JUNE 30,          JUNE 30,
                                             2004              2004
                                       ------------------------------------

           Net Sales                     $     220,121    $      220,121
                                          ============     =============

           Gross Profit                  $      70,471    $       70,471
                                          ============     =============

           Net Loss                      $     (55,257)   $      (55,257)
                                          ============     =============

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

-        Our dependence on third parties for equipment and services;
-        Competition from our own cargo agents;
- Having seasonal business that causes fluctuations in our results of operations and financial condition;
-        A lack of ongoing contractual relationships with our customers;
- Taking on significant credit risks in the operation of our business as East Coast U.S. freight forwarders expect us to offer thirty days credit from the time of cargo delivery;
- Our inventory of shipping space is subject to the significant risk that we may not be able to "fill" the space while having contracted for that space, and
- Our insurance may not be sufficient to cover losses or damages to the freight we ship or for consequential damages for a shipment of hazardous materials.

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

         When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their fair values. As of June 30, 2004, goodwill totaled approximately $2.74 million, other intangible assets amounted to approximately $1.65 million and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $455,456.

         As required by SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but rather are to be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives be amortized over their respective lives to their estimated residual value and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". During the period from 2002 and 2004, we acquired the below companies and recorded goodwill and intangibles associated with these acquisitions. It is summarized as follows:



Date of Acquisition      Name of Company Acquired         Goodwill                  Intangible assets
                                                          (recorded at the time     (Customer relationships)
                                                          of Acquisition)
--------------------------------------------------------------------------------------------------------------

April 30, 2002           Airgate Int'l Corp.              $2.68 million             $2.86 million
April 30, 2004           Paradigm Int'l Inc.              $20,248                   $26,708
April 1, 2004            Shanghai Air Cargo Ground        $36,493                   $-
                         Handling Services Ltd

         As required by SFAS No. 141, we allocated the purchase price to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition.

         The intangible customer relationship assets are amortized over a period of five years while goodwill is not amortized, but rather is tested annually for impairment in accordance with SFAS No. 142. The above acquisitions were accounted for in accordance with SFAS 141, and the results of operations of each company since the date of acquisition, and its financial condition as of each balance sheet date are reflected in our condensed consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

OVERVIEW

         The following discussion is applicable to the Company's financial condition and results of operations for the period ended June 30, 2004 and June 30, 2003. Pacific CMA, Inc. (Pacific CMA) does not directly carry on any business activities. Through its Hong Kong based subsidiary, AGI Logistics (HK) Ltd. (AGI), and its New York based subsidiary, Airgate International Corp. (Airgate), Pacific CMA facilitates and provides supply chain management solutions, contract logistics services and international freight forwarding services.

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

         The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries. On January 1, 2001, its Hong Kong incorporated subsidiaries included Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. (Sparkle), Shenzehn Careship International Transportation Ltd (SZ Careship), formerly known as Guangzhou Huasheng Int'l Forwarding Ltd., and AGI Logistics (Shenzhen) Ltd. (AGI (Shenzhen)) which was incorporated in The Peoples Republic of China ("the PRC"). AGI (Shenzhen) and Sparkle were disposed of by AGI Group on May 11, 2001 and April 2, 2002, respectively, in conjunction with a decision by AGI to concentrate on the international freight forwarding business. The business activities of Sparkle were concentrated on local feeder voyages and trucking operations along the Jujiang Delta Area of Mainland China and it was determined that Sparkle would need to purchase its own boats and trucks to maintain its competitive position. As a result, its business operations diverged from the Group's non-asset based strategic plan. AGI Group has elected to concentrate its resources and investments on the operations of AGI HK and SZ Careship in order to seek to improve the tonnage performance in Hong Kong, South China, U.S. and Europe.

         On April 30, 2002, Pacific CMA completed the acquisition of control of Airgate, a privately held New York-based freight forwarder that was established in 1995. Airgate is a non-asset based logistics services company. Airgate primarily handles import air and ocean shipments from the Far East and Southwest Asia to the U.S. Pacific CMA International, LLC, a Colorado limited liability company that is wholly owned by the Company, acquired 81% of the issued and outstanding common stock of Airgate.

         On April 30, 2004, the acquisition of Paradigm International Inc. (Paradigm) was completed. Paradigm is a non-asset based logistics Services Company based in Miami, Florida. It primarily handles air and ocean shipments in Latin American.

         During April 2004, Shanghai Air Cargo Ground Handling Services Ltd (Shanghai Air Cargo) started its operation. This company is located in Pudong International Airport, Shanghai, PRC. It is responsible for the ground handling of air cargo in the Airport. Pacific CMA owns 35% of Shanghai Air Cargo.

         The following discussion concerning results of operations and liquidity and capital resources of Pacific CMA, is based solely upon the business operations which are carried on by the group consisting of its wholly owned subsidiary AGI and its subsidiaries, and the results of Airgate for the three months and six months ended, 2004 and 2003.

         The significant new developments, which have occurred during the six months ended June 30, 2004, include the following:

         - Pacific CMA's shares of common stock are listed on the Frankfurt and Berlin Stock Exchanges and commenced trading on January 20, 2004, under the symbol "PWZ";
         - Appointment of Joel Herskovits to be our Investor Relations person;
         -        Hiring of John M. Dauernheim as Chief Operating Officer;
         - Being designated as Official Freight Forwarder of the ASAP global Sourcing Show held in Las Vegas from February 22 to 25, 2004;

         - Entering into contract rate agreements with three additional airlines (Thai Airways, Singapore Airlines and Royal Brunei);
         - Our sales and marketing team in the Europe Market is strengthened by engaging marketing staff in United Kingdom;
         - Issuance of $5 million of 6% Convertible Preferred Stock, which will help the Company maintain its' growth;
         -        Completed  acquisition  of  Paradigm   International  Inc.,  a
                  non-asset based logistics Services Company based in Miami, Florida;
         - It's affiliate, Shanghai Air Cargo Ground Handling Services Ltd (Shanghai Air Cargo) started its operation;
         -        Appointment of Bill Stangland as Chief Financial Officer


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

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

         Total   revenue  for  the  period   ended  June  30,   2004   increased
approximately 27.1% compared with the period ended June 30, 2003, from $16,961,821 in 2003 to $21,563,487 in 2004. The increase in revenue was primarily the result of the organic growth of AGI and Airgate.

      Revenue derived from the operations of AGI increased approximately 43.9% during second quarter of 2004 as compared with the same period of 2003. The significant organic growth of AGI was the result of the following factors:

-        An increase in routed freight traffic from existing agency partners;

- Improvements in the agency network which enabled AGI to secure new freight business;
                                                                              18

-        The  expansion  of  one  of  AGI's   subsidiaries,   Shenzhen  Careship
         Transportation Limited in the Mainland China. Two additional branch offices are established in Tianjin and Futian, PRC.

         The revenue of Airgate represented approximately 75% of our total revenue for the second quarter 2004. Airgate focuses its operations on the import of goods from the Far East. Airgate currently leases its own bonded warehouse where deconsolidation of cargo is performed. In order to enter new markets in the Midwest, Airgate established a new subsidiary in Chicago, Illinois in June 2002.

         Revenue derived from the operation of Airgate increased approximately 20.6% during the second quarter of 2004 as compared with that of 2003. The increase is the result of the effort of Airgate staff and the new subsidiary in Chicago. During the first quarter 2003, the Chicago subsidiary was still in the early development stage.

         As compared with 2003, the cost of forwarding during second quarter of 2004 increased approximately 25.3%, from $14,309,698 in 2003 to $17,923,509 in
2004. This increase in costs was primarily the result of the organic growth of AGI and Airgate.

         Gross margin for the three months ended June 30, 2004 and June 30, 2003 increased from 15.6% to 16.9%. The improvement in gross margin is due to economies of scale and more export shipments performed by Airgate which generates higher profit margins. Gross profit, (revenue minus cost of forwarding) for the second quarter of 2004 increased 37.2%, from $2,652,123 in 2003, to $3,639,978 in 2004.

         Net income decreased by 70.6% from $203,793 in the second quarter of 2003 to $59,839 in the same period of 2004. The decrease in net income was due to an 580% or $102,317 increase in non-cash compensation cost, which was a result of the Company granting 2,105,000 shares of common stock during the period from November 2003 to June 2004. Another reason for the decrease in net income was the charge of $211,867 Preferred Stock dividend and its related issuance cost, as well as $62,979 amortization of Preferred Stock discount arising from the placement of Series A Preferred Stock in the second quarter of 2004. Details of such expenses will be discussed in the sections "Operating expenses' and "Non-operating expenses" respectively.

BUSINESS SEGMENT OPERATING RESULTS

         The results of operations for each segment are as follows:

         Airfreight Operations: Revenue from airfreight operations increased approximately 27.6%, from $10,979,119 in second quarter of 2003 to $14,007,874 in the same period of 2004. Airfreight revenue for AGI Group was $5,014,573, while airfreight revenue for Airgate and Paradigm were $10,511,002 and $ 173,545 respectively; offsetting inter-company transactions totaled $1,691,246. The volume of airfreight was improved in 2004 compared with 2003. The volume improvement is primarily due to (i) an increase in routing orders from Asia to the United States as a result of new customers and agents in India, Mombassa and Africa who joined during the second half of 2003, (ii) Airgate International Corp. (Chicago) was established in June of 2002 and is now coming out of the early development stage and (iii) Paradigm was acquired on April 30, 2004.

         Costs for the airfreight forwarding operations during the second quarter increased approximately 25% from $9,090,408 in 2003 to $11,368,629 in 2004. Airfreight cost attributable to AGI Group was $4,057,464 while airfreight cost attributable to Airgate and Paradigm were $8,883,354 and $116,232 respectively; offsetting inter-company costs were $1,688,421. The gross profit margin was increased by 9.30% from approximately 17.2% in 2003 to approximately 18.8% in 2004. This increase is the result of better utilization of cargo space with better arrangement of cargo consolidation. As a result of increased revenues, overall gross profits increased approximately 39.7% to $2,639,245.

         Total segment overhead attributable to the airfreight operation increased approximately 9.69%, from $815,717 in 2003 to $894,737 in 2004. Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

         Overall, net segment income for the airfreight operation increased approximately 62.6% for the quarter ended June 30, 2004, from $1,072,994 in 2003 to $1,744,508 in 2004. The increase in net segment income was mainly the result of the organic growth of AGI and Airgate.

         Sea Freight Operation: Revenue from sea freight operations increased approximately 26.3% to $7,555,613 in 2004 from $5,982,702 in 2003. Sea freight revenue for AGI Group was $2,053,082, while sea freight revenue for Airgate and Paradigm were $5,663,001 and $13,680 respectively, and offsetting inter-company transactions was $174,150. The increase in revenue for the period was due to new branch offices of Shenzhen Careship in PRC and an increase in the quantity of freight consolidation in the Chicago operation of Airgate.

      Costs for the sea freight forwarding operation increased approximately 25.6%, from $5,219,290 in 2003 to $6,554,880 in 2004. Sea freight costs attributable to AGI Group were $1,665,735, while costs attributable to Airgate were $5,053,013, and those for Paradigm were $9,163, and inter-company costs were $173,031.

         The gross profit margin slightly increased from 12.7% in the second quarter of 2003 to 13.2% during the same period of 2004. This increase was due to better management of cargo consolidation as a result of the increase in revenue.

         Total segment overhead attributable to the sea freight operation increased approximately 13.8%, from $388,317 in second quarter of 2003 to $441,773 in the same period of 2004. Overall net income for the sea freight operation increased approximately 49.0%, from $375,095 in second quarter of 2003 to $558,960 for the same period in 2004. The increase in net segment income was mainly the result of increase in gross profit margin for sea freight operation during the period.

OPERATING EXPENSES
GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses slightly increased by 32.9%, to $3,012,790 in second quarter of 2004 from $2,266,451 in the same period of 2003. The following factors caused the increase in expenses:

         Sales commission: Sales commission increased approximately 104.9% from $289,526 in 2003 to $593,162 in 2004. The increase is a result of increase in freight forwarding income during the second quarter of 2004.

         Salaries and allowance: Salaries and allowance increased approximately 10.3% from $1,103,325 for the period ended June 30, 2003 to $1,217,171 in 2004.
This increase was the result of the addition of approximately 55 staff persons during 2003 needed to keep pace with our growth.

COMPENSATION COST

         Compensation cost: Compensation cost is one of the main reasons for the decrease in net income for the second quarter of 2004. Compensation cost increased 580% from $17,656 for the three months ended June 30, 2003 to $119,973 for the same period in 2004. During the period from November 2003 to June 2004, the Company issued total 2,105,000 shares of its common stock to five employees, an independent sales representative and a business advisor. Compensation cost is measured at the grant date based on the estimated fair value of the securities. It is recognized as an expense over the service period required under the service agreements with those parties. The unearned portion of the compensation cost related to employees is recorded in equity as unearned compensation cost, while the unearned portion of compensation cost related to the independent sales representative is recorded as a prepaid asset.

         Details of the 2,105,000 shares are as follows:

                  On or about November 7, 2003, we entered into four service agreements with three employees and an independent sales representative. Under the terms of the agreements, as amended in March 2004, we granted these employees and the sales representative an aggregate of 1,950,000 shares of our common stock. The shares are restricted as they have not been registered with the Securities and Exchange Commission (the "SEC" or the "Commission"). The agreements, as amended, with the employees require them to continue to provide services to us from January 1, 2004 through December 31, 2013. The agreement with the sales representative requires him to provide services to us from January 1, 2004 through December 31, 2005.

                  Also in March 2004, the Company entered into a service agreement with an employee/director. Under the terms of the agreement the Company granted to the director 100,000 shares of Common Stock. The shares were registered with the SEC by filing Form S-8 on March 29, 2004. The agreement requires the director to continue to provide services to the Company from January 1, 2004 through December 31, 2008. On June 11, 2004, this employee/director resigned the position of director but agreed to continue to act as an independent consultant for the British market development. These shares are being held by the Company pending the completion of his term on December 31, 2008.

                  Also in March 2004 and May 2004, the Company issued 50,000 shares of common stock to a business advisor and 5,000 shares to an employee. The Company recorded an expense of $64,100 which is the estimated fair value of the stock on the grant date.

DEPRECIATION AND AMORTIZATION

         Depreciation  and  amortization  decreased   approximately  1.47%  from
$193,635 in 2003 to $190,792 in 2004. The decrease is due to the reduction of depreciation of property and equipment.

         Amortization arises from an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002. We recorded this asset at cost of $2,860,000 and are amortizing it on a straight-line basis over a period of 5 years. During the period ended June 30, 2003 and 2004, the amortization expense attributable to this asset was $143,000 respectively.

         The acquisition of Paradigm International Inc. on April 30, 2004 recorded an intangible customer relationship asset of $26,708. Same as Airgate, the cost of intangible customer relationship asset is amortizing on a straight-line basis over a period of 5 years. In the second quarter of 2004, $890 was expensed as amortization.

NON-OPERATING EXPENSES
INTEREST AND OTHER INCOME
         Interest and other income increased from $38,643 in second quarters of 2003 to $53,953 in the same period of 2004. This was due to various miscellaneous handling charges received from third parties.

INTEREST EXPENSE

         Interest expense increased to $72,940 in 2004 from $39,235 in 2003. The increase in interest expense is primarily due to an increase in short-term working capital financing

PREFERRED STOCK DIVIDEND AND AMORTIZATION OF ISSUANCE COST

         During April and May 2004, the Company sold to two institutional investors $5,000,000 stated amount of its Series A Preferred Stock and issued warrants to purchase 1,562,500 shares of common stock at per share exercise price $1.76 for 718,250 shares and $2.00 for 718,250. Such Series A Preferred Stock is mandatory redeemable and was recorded in accordance with Statement 150 Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The dividends paid and accrued are charged as expenses to the income statements. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,667 was recorded as additional expenses and credited to additional paid-in-capital for the quarter ended June 30, 2004.

      Again,  the  issuance  cost  related  to the  placement  of the  Series  A
Preferred Stock is amortize over its term to maturity, which is 4 years. Together with dividend and the intrinsic value of the beneficial conversion option mentioned above, a total of $211,867 was expensed during the second quarter of 2004.

AMORTIZATION OF PREFERRED STOCK DISCOUNT

         In accordance with Opinion 14, Accounting for Convertible Debt and Debts Issued With Stock Purchase Warrants, the Series A Preferred Stock and detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded in additional paid-in-capital. The fair value of the warrants was determined based on the Black-Scholes method. Effectively, the Series A Preferred Stock was recorded at a discount of $1,163,910. This discount is amortized ratably over the term of the Series A Preferred Stock. As a result, $62,979 was expensed during the second quarter of June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003 OVERALL RESULTS

         Total revenue for the six months ended June 30, 2004 increased 22.7% compared with the period ended June 30, 2003, from $30,988,201 in 2003 to $38,018,000 in 2004. The increase in revenue was primarily the result of the organic growth of AGI and Airgate.

         Revenue derived from the operations of AGI increased approximately 26.3% during first half of 2004 as compared with the same period of 2003. The significant organic growth of AGI was the result of the following factors:

         - An increase in routed freight traffic from existing agency partners;
         - Improvements in the agency network which enabled AGI to secure new freight business
         -        Establishment of branch offices in Mainland China.

         The revenue of Airgate represented approximately 77% of our total revenue for the first half of 2004. Revenue derived from the operation of Airgate increased approximately 20.1% during the first half of 2004 as compared with that of 2003. The increase is the result of the effort of Airgate staff and the new subsidiary in Chicago. During the first half of 2003, the Chicago subsidiary was still in the early development stage.

         As compared with 2003, the cost of forwarding during first half of 2004 increased 22.0%, from $26,003,696 in 2003 to $31,715,123 in 2004. This increase in costs was primarily the result of the organic growth of AGI and Airgate.

         Gross margin for the six months ended June 30, 2004 and 2003 was constant at approximately 16%. Gross profit, (revenue minus cost of forwarding) for the first half of 2004 increased 26.4%, from $4,984,505 in 2003, to $6,302,877 in 2004.

      Due to the increase in non-cash compensation cost and the charging of various expenses relating to the Series A Preferred Stock sold during 2004, the company recorded net loss of $63,458 compared with the net income of $95,820 in 2003, a decrease of 166%. Details of non-cash compensation cost and expenses related to the Series A Preferred Stock were discussed in the section "Operating expenses" and "Non-operating expenses."

BUSINESS SEGMENT OPERATING RESULTS

         The results of operations for each segment are as follows:

         AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 22.6%, from $20,033,792 in first half of 2003 to $24,570,705 in the same period of 2004. Airfreight revenue for AGI Group was $8,732,027, while airfreight revenue for Airgate and Paradigm was $18,831,494, and $173,545, respectively, and the offsetting inter-company transactions totaled $3,166,361. The volume improvement is primarily due to (i) an increase in routing orders from Asia to the United States as a result of new customers and agents in India, Mombassa and Africa who joined during the second half of 2003, (ii) Airgate International Corp. (Chicago) was established in June of 2002 and is now coming out of the early development stage, (iii) the Company was adversely affected in the first quarter 2003 due to the outbreak of the SARS virus in Asia, and (iv) the acquisition of Paradigm International Inc. in April 30, 2004.

         Costs for the airfreight forwarding operations during the first half of 2004 increased approximately 20.5%, from $16,614,202 in 2003 to $20,016,847 in
2004. Airfreight cost attributable to AGI Group was $7,043,023 while airfreight cost attributable to Airgate and Paradigm was $16,023,953, and $116,232, respectively and offsetting inter-company costs were $3,166,361. The gross margin was increased by 8.19% from approximately 17.1% in 2003 to approximately 18.5% in 2004. This increase is the result of better utilization of cargo space with better arrangement of cargo consolidation. As a result of increased revenues, overall gross profits increased approximately 33.2% to $4,553,858

         Total segment overhead attributable to the airfreight operation increased approximately 11.5%, from $1,564,649 in 2003 to $1,744,691 in 2004.
Details regarding the increase in overhead expenses are discussed below under the section title "Other Operating Expenses."

         Overall, net segment income for the airfreight operation increased approximately 51.4% for the six months ended June 30, 2004, from $1,854,941 in 2003 to $2,809,166 in 2004. The increase in net segment income was mainly the result of the organic growth of AGI and Airgate.

         SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 22.8% to $13,447,295 in 2004 from $10,954,409 in 2003. Sea freight revenue for AGI Group was $3,304,925, while sea freight revenue for Airgate and Paradigm was $10,456,386 and $13,681 respectively, and offsetting inter-company transactions were $327,697. The increase in revenue for the period was due to our new agents in India, Japan and Turkey, who introduced more customers into our network. These new customers generated more revenue from the Shanghai market starting in the second quarter of 2003. There was also an increment in the quantity of freight consolidation in the Chicago operation of Airgate. Costs for the sea freight forwarding operation increased approximately 24.6%, from $9,389,494 in 2003 to $11,698,276 in 2004. Sea freight costs attributable to AGI Group were $2,627,839, while costs attributable to Airgate and Paradigm were $9,388,970 and $9,163, respectively with offsetting inter-company costs of $327,696.

         The gross profit margin decreased approximately 10% from 14.3% in 2003 to 13.0% in 2004 due to our market penetration strategy in Shanghai and Chicago. In spite of the reduction in gross margin, overall gross profits increased by approximately 11.8%, to $1,749,019 as a result of increase in trade volume.

         Total segment overhead attributable to the sea freight operation increased approximately 18.2%, from $718,077 in first half of 2003 to $848,759 in the same period of 2004. Overall net income for the sea freight operation increased 6.31%, from $846,838 in first quarter of 2003 to $900,260 for the same period in 2004. The increase in net segment income was mainly the result of improvement of gross profit as a result of trade volume increase.

OPERATING EXPENSES
GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by 22.8%, to $5,596,834 in first half of 2004 from $4,554,794 in the same period of 2003. The following factors caused the increase in expenses:

      Sales commission: Sales commission increased approximately 60.7% from $639,814 in 2003 to $1,028,424 in 2004. The increase is a result of increase in freight forwarding income during the first half of 2004.

         Salaries and allowance: Salaries and allowance increased 12.0% from $2,068,409 for the period six months ended June 30, 2003 to $2,317,251 in 2004. This increase was the result of the addition of approximately 55 staff persons during 2003 needed to keep pace with our growth.

COMPENSATION COST

         Compensation cost: During the period from November 2003 to June 2004, the Company issued total 2,105,000 shares of its common stock to five employees, an independent sales representative and a business advisor. During the six months ended June 30, 2004, compensation cost increased 711% from $35,313 in 2003 to $286,396 in 2004.

DEPRECIATION AND AMORTIZATION

         Depreciation  and  amortization  decreased   approximately  4.23%  from
$386,736 in 2003 to $370,401 in 2004. The decrease is due to the reduction of depreciation of property and equipment.

         Amortization arises from intangible customer relationship assets recorded in conjunction with the acquisitions of Airgate on April 30, 2002 and Paradigm on April 30, 2004. These intangible assets are amortized on a straight-line basis over a period of 5 years. During the six months ended June 30, 2004, the amortization expense attributable to this asset was $286,890, an increase of $890 as compared with the same period of 2003.
..
NON-OPERATING EXPENSES
INTEREST AND OTHER INCOME

         Interest and other income increased from $86,143 in first quarter of 2003 to $149,602 in the same period of 2004. This was due to various miscellaneous handling charges received from third parties.

INTEREST EXPENSE

         Interest expense increased to $162,661 in 2004 from $82,961 in 2003. The increase in interest expense is primarily due to an increase in short-term working capital financing.

PREFERRED STOCK DIVIDEND AND AMORTIZATION OF ISSUANCE COST

      The Series A Preferred Stock and detachable stock warrants issued during April and May 2004 were recorded in accordance with Statement 150 Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity and EITF 98-5. Accordingly, a total of $211,867 was expensed during the six months ending June 30, 2004. It represented 73.6% of the "non-operating expenses."

AMORTIZATION OF PREFERRED STOCK DISCOUNT

         In accordance with Opinion 14, Accounting for Convertible Debt and Debts Issued With Stock Purchase Warrants, the Series A Preferred Stock and detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded in additional paid-in-capital. The fair value of the warrants was determined based on the Black-Scholes method. Effectively, the Series A Preferred Stock was recorded at a discount of $1,163,910. This discount is amortized ratably over the term of the Series A Preferred Stock. As a result, $62,979 was expensed during the six months ending June 30, 2004.

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

         Additional risks and uncertainties include:

- Governmental deregulation efforts, regulations governing the Company's products and/or the international trade and tariff environment adversely affecting our ability to provide services to customers.
- Competitive marketplace conditions impeding the ability of the Company to pass future cost increases to customers.
- The Company's dependence on international trade resulting from favorable worldwide economic conditions.
-        The Company's dependence on retaining and adding significant customers.
- The Company's ability to recruit and retain skilled employees in a tight labor market.
- The ability of the Company to develop and implement information systems to keep pace with the increasing complexity and growth of the Company's business.
- Following the September 11 attacks, airlines charge additional costs such as a fuel surcharge, insurance surcharge and war risk surcharge. These surcharges are generally passed through to shippers and consignees, which increases their shipping costs. As a result of these increased costs, the shipping incentive of customers has been reduced, and the rate of order cancellation has increased.
- During March of 2003, The World Health Organization received reports of 'Severe Acute Respiratory Syndrome' in various parts of the world. SARS caused airlines to reduce capacity and adversely affected external trade from Hong Kong and the Pearl River Delta. The Company's operations were adversely affected by this health problem.

LIQUIDITY AND CAPITAL RESOURCES

         We used approximately $2,313,945 and $491,984 of cash from operating activities for the six months ended June 30, 2004 and 2003 respectively. The use of cash was mainly attributable to additional amounts used in other receivables. It is also due to an increase in trade receivables as a result of company growth..

         Net cash used in investing activities was $603,522 during first half of 2004 while the net cash provided by investing activities during the same period of 2003 was $349,686. During 2004, we used $186,737 to acquire plant and equipment to improve our office facilities and IT system. We also used $246,493 to acquire a 35% equity investment in Shanghai Air Cargo Ground Handling Services Ltd., as well as the deposits of a potential equity investment in United States and joint venture in Hong Kong SAR.
..
         Net cash provided by financing activities was approximately $3,621,006 and $355,084 for the period ended June 30, 2004 and 2003 respectively. During the first half of 2004, the Company had payment of notes payables to banks for $1,031,626 and payment of short-term bank debt from for $372,558. At the same time the Company issued $5 million of Series A Convertible Preferred Stock and detachable stock warrants.

         Working capital was $6,328727 (inclusive of restricted cash of approximately $5.7 million) and $1,850,649 as of June 30, 2004 and December 31, 2003 respectively. We believe that we will be able to rely on cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following June 30, 2004. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs, if any.

         We intend to continue our expansion plans through a mixture of organic growth and acquisitions. Future acquisitions will focus on companies that serve as freight forwarders in key markets or offer services (such as customs brokerage) that complement our existing services. We intend to achieve organic growth through the establishment of new branch offices in Latin America, and joint ventures in the PRC, and through a major marketing campaign through the Indian subcontinent, including India, Sri Lanka and Bangladesh. In order to achieve this goal, we will be required to raise a certain amount of capital. To a certain extent, these activities will have a significant impact on both liquidity and capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

         From  time  to  time,   we  have  entered   into  various   contractual
obligations, which may be summarized as follows:



                                                PAYMENTS DUE BY PERIOD
                                               -----------------------------------------------------------

CONTRACTUAL OBLIGATIONS         TOTAL          LESS   THAN  1 1-3 YEARS       4 - 5 YEARS  THEREAFTER
                                               YEAR

                                     $               $               $             $             $

Finance lease Obligations            143,411           61,713          81,698            -              -

Unsecured Bank Loans                  35,817           35,817               -            -              -

Income tax loans                     151,930          151,930               -            -              -

Operating Leases                   1,594,983          534,859         743,709      316,415              -

Cargo Space Commitments            4,579,199        4,579,199               -            -              -

Material           Employment        748,500          499,000         249,500            -              -
Agreements

         We have finance lease obligations of $143,411 as of June 30, 2004, of which $61,713 is repayable within one year, and $81,698 is repayable after 1 year.

         The amount due to directors, totaling $13,849, represents amount due to Alfred Lam.

         Debts maturing within one year amounted to $187,747.

         We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong and China. The total outstanding lease commitments under non-cancelable operating leases are $1,594,983 as of June 30, 2004. The current portion of these commitments of $534,859 is payable within one year.

         We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of June 30, 2004, the amount outstanding for such commitments to be entered into in 2004 was approximately $4.78 million.

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

         As of June 30, 2004, our commercial commitments may be summarized as follows:

OTHER COMMERCIAL COMMITMENTS         TOTAL AMOUNTS COMMITTED        AMOUNT OF COMMITMENT EXPIRATION
                                                                    PER PERIOD
-----------------------------------------------------------------------------------------------------

                                                                    LESS THAN 1 YEAR

Line of credit                                    $2,500,000                              $2,500,000

Overdraft                                          1,256,380                               1,256,380

Invoice Trust Receipt                              1,220,587                               1,220,587

Income tax loan                                      151,930                                 151,930

Short-tern bank loans                                 35,817                                  35,817

Guarantees by bank                                   474,359                                 474,359


         As of June 30, 2004 to finance our working capital, our available banking facilities were approximately $11,000,000 obtained from creditworthy commercial banks in Hong Kong and $2,500,000 from a bank in the U.S. As of that date, the total amount of bank credit facilities utilized was $5,639,073. This was made up of (i) $1,256,380 of overdrafts; (ii) $1,220,587 of invoice trust receipts and (iii) $2,500,000 line of credit. In addition to the credit facilities, the Company has a $151,930 Income Tax Loan and $35,817 of short-term bank loan outstanding as of June 30, 2004. Moreover, there is $474,359 of bank guarantees for granting credit facilities to a subsidiary for airfreight payment. While these banks are not obligated to advance any further funds to us, we believe that absent any significant downtrend in business, these sources of credit will continue to be available to us.

OUTLOOK

         Despite a global economic downturn, we believe the following factors may have a positive impact on our future results of operation and our financial conditions:

CHINA'S INCREASED EXPORTS

         According to a recent research report issued by Barrow Street Research, Inc. (The "Barrow Report") between 1990 and 2003, China's total exports grew eight times to over $380 billion. China's share of global exports is anticipated to reach 6% in 2003, a 54% growth from 2000. The Barrow Report also states that China accounted for 16% of the growth in the world economy, ranking second only to the US. The rising trading power of China has been especially important for transportation companies. With extensive operational centers based in Hong Kong and South China, management believes the Company is well positioned to take advantage of this rapid growth in trade.

CLOSER ECONOMIC PARTNERSHIP

         The Closer Economic Partnership Arrangement ("CEPA") that was signed on June 29, 2003, originally focused on stimulating and enhancing Hong Kong's economic recovery. In theory, CEPA significantly lowers the barriers for Hong Kong enterprises to tap the Mainland China market.

         Under the CEPA, Hong Kong companies are permitted to set up wholly owned enterprises in Mainland China to provide logistics services and related consultancy services for ordinary road freight, and to engage in the management and operation of logistics services through electronic means. It permits freight forwarding agents to operate in Mainland China on a wholly owned basis a full two years ahead of China's WTO entrance timetable, and will permit such agents to enjoy national treatment in respect of the minimum registered capital requirement. In addition, it eliminates the import tariffs to Mainland China on a host of goods made in Hong Kong, allowing most Hong Kong companies to sell high value-added products across the border. In terms of economic benefits, the CEPA has good potential to open up many new business opportunities in Mainland China for Hong Kong. Although it is difficult to quantify the potential benefit we may realize from CEPA, through our Hong Kong-based AGI Logistics (HK) Ltd, Shenzhen Careship Transportation Limited, as well as AGI China Ltd, we believe we can enjoy "first mover" advantage. That is, we believe that our Hong Kong-based subsidiaries can benefit from CEPA because we have experience in doing business in, and we believe that we are knowledgeable in China's regulations and business practices. We believe that our existing offices in Hong Kong and Mainland China can also respond more quickly than other U.S. freight forwarders to ongoing developments in China.

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

A SHIFT TOWARDS A DECREASING NUMBER OF GLOBAL SUPPLY CHAIN MANAGEMENT PROVIDERS

         Companies are decreasing the number of freight forwarders and supply chain management providers with which they interact so that they might work with a limited number of providers who are familiar with their requirements, processes and procedures, and who can function as long-term partners. As such, these freight forwarders that are globally integrated and are able to provide a full complement of services, including pick-up and delivery, shipment via air, sea and land, warehousing and distribution and customs brokerage, are well positioned to gain from this shift.

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

Foreign Exchange Risk
---------------------

         The Company conducts business in many different countries and currencies. The Company's business often results in revenue billings issued in a country and currency, which differs from that where the expenses related to the service are incurred. This brings a market risk to the Company's earnings.

         Foreign exchange rates sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical change in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. As one of the major subsidiaries uses the Hong Kong Dollar (HKD), which has been linked to the U.S. Dollar at a rate of HKD7.8 to USD1, as its functional currency, there has been no material change in the Company's foreign exchange risk exposure. However, if HKD was unlinked to the US Dollar, an average 10% weakening of the U.S. Dollar, throughout the period ended June 30, 2004, would have had the effect of raising operating income approximately $58,000. An average 10% strengthening of the U.S. Dollar, for the same period would have had the effect of reducing operating income by approximately $48,000.

         The Company currently does not utilize any the derivate financial instruments or hedging transactions to manage foreign currency risk.

INTEREST RATE RISK

         The Company does not currently utilize derivative financial instruments to hedge against changes in interest rates. At June 30, 2004, the Company had cash and cash equivalents and restricted cash of $7.3 Million and short-term borrowings of $5.2 Million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings.

         In management's view, there has been no material change in Company's market risk exposure between 2003 and 2004.

ITEM 3.           CONTROLS AND PROCEDURES

         The Registrant's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004 (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Registrant's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Registrant that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In March 2004, the Company filed a complaint (the "Complaint") in the United States District Court for the Southern District of New York, captioned Pacific CMA, Inc. and Alfred Lam a/k/a Alfred Lam King Ko v. Frascona, Joiner, Goodman and Greenstein, P.C., Gary S. Joiner, Thomas K Russell and John Does 1-10 (Case No. 04 CV 2213 (NRB)) (the "Action"). In the Complaint, the Company alleged various violations of the anti-fraud provisions of the Federal
Securities Laws involving the purchase and sale of securities against the defendants including, but not limited to, the Company's prior counsel, as well as breaches of fiduciary duty by that counsel. Pursuant to a Settlement Agreement by and between the Company and certain defendants (the "Settlement Agreement"), in exchange for the Company agreeing to dismiss the Action solely against each of Thomas K. Russell, Scott Saunders and Saunders' Family Trusts (the "Settling Defendants"), the Settling Defendants agreed to return to the Company and/or Mr. Lam, an aggregate of 725,000 shares of the Company's common stock held by such persons, and the Company agreed to register and has, in fact, registered for resale under the Securities Act of 1933, as amended, the remaining aggregate 660,000 shares of common stock held by such persons. Under the Settlement Agreement, however, such 660,000 shares of common stock are subject to a lock-up agreement providing that such persons may not sell, transfer or otherwise dispose of any of such 660,000 shares until August 3, 2004 (the "Effective Date") by the Commission, and then following that date, such persons only may sell ten (10%) percent of their aggregate holdings (660,000 shares) every thirty days. The Action continues as to the remaining defendants.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         (a), (b) AND (c)

         As previously reported in Registrant's Form 10-QSB for the period ended March 31, 2004, the Registrant reincorporated from the State of Colorado to the State of Delaware.

         On April 12, 2004, Registrant filed a Certificate of Preferences, Rights and Limitations of its Series A Convertible Preferred Stock (the "Certificate"). The foregoing Certificate was amended on May 6, 2004 (the "Amendment"). The purpose of filing the Certificate and the Amendment was to create a series of Preferred Stock denominated as Series A Convertible Preferred Stock.

         On April 14, 2004, pursuant to a Securities Purchase Agreement by and among Registrant, dated as of April 8, 2004 and two institutional investors (collectively, the "Investors"), the Registrant sold (the "April Offering") to the Investors $3,000,000 aggregate amount of its Series A Preferred Stock (the "Preferred Stock") (2,000 and 1,000 shares of Preferred Stock, respectively). In the Offering, the Registrant also issued to Investors warrants (the "Warrants") to purchase 937,500 shares (the "Warrant Shares") of common stock, par value $.001 per share (the "Common Stock") at per share exercise prices of $1.76 for 468,750 shares and $2.00 for 468,750 shares.

         In connection with this April Offering, the Registrant paid commissions of seven (7%) percent of the gross proceeds raised in the April Offering and issued warrants to purchase 65,625 shares of Common Stock to a registered broker/dealer (the "Agent Warrants").

         On May 7, 2004, pursuant to a Securities Purchase Agreement by and among the Registrant dated as of May 6, 2004, and one (i) institutional investor (the "Investor"), the Registrant sold (the "May Offering") to the Investor $2,000,000 aggregate amount of its Series A Preferred Stock. In the May Offering, the Registrant also issued to the Investor Warrants to purchase 625,000 Warrant Shares of Common Stock at per share exercise prices of $1.76 for 312,500 shares and $2.00 for 312,500 shares.

         In connection with the May Offering, the Registrant made payments equal to eleven (11%) percent of the gross proceeds received in the May Offering, and issued warrants to purchase 70,000 shares of Common Stock (the "Third Party Warrants").

         The following is a description of our issued and standing capital stock at June 30, 2004 including their respective rights, powers, limitations and qualifications:

         Common Stock. We are authorized to issue up to 100,000,000 shares of common stock, $.001 par value per share, 25,830,590 of which are issued and outstanding as of July 1, 2004. The foregoing 25,830,590 shares do not give effect to the surrender of shares of our common stock by certain of the Selling Stockholders pursuant to a settlement agreement with them. The holders of shares of our common stock are entitled to receive dividends equally when, as and if declared by the Board of Directors, out of funds legally available therefor.

         Subject to the rights that may be designated by the Board of Directors to the holders of any shares of Preferred Stock then outstanding, the holders of the common stock have voting rights, one vote for each share held of record, and are entitled upon liquidation of the Company to share ratably in the net assets of the Company available for distribution. Shares of our common stock do not have cumulative voting rights. Therefore, the holders of a majority of the shares of common stock may elect all of the directors of the Company and control its affairs and day-to-day operations. The shares of common stock are not redeemable and have no preemptive or similar rights. All outstanding shares of our common stock are fully paid and non-assessable.

         Preferred Stock. Pursuant to our Certificate of Incorporation, our Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of shares of up to 10,000,000 shares of preferred stock from time to time in one or more series and to establish the number of shares to be included in each such series and to fix the designation, powers, preferences and relative, participating, optional and other special rights of the shares of each such series and any qualifications, limitations or restrictions thereof. Because the Board of Directors has such power to establish the powers, preferences and rights of each series, it may afford the holders of preferred stock preferences, powers and rights (including voting rights) senior to the rights of the holders of common stock. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal.

         There are currently one series of preferred stock issued and outstanding: Series A Preferred Stock, with 10,000 shares being authorized and 5,000 shares being issued and outstanding. Up to an additional 9,990,000 shares of Preferred Stock remain authorized. Set forth below is a summary only and it is qualified by our Certificate of Incorporation and the Certificate of Designation for our Series A Preferred Stock, copies of which are available from the Company upon request.

         Description of Series A Preferred Stock. You can find definitions of certain terms used in this description of the features of our Series A Preferred Stock under the subheading "Certain Definitions" below.


         Shares Outstanding:                     5,000; an additional  5,000 shares issuable  pursuant
         ------------------                      to the Investment Option,  subject to satisfaction of
                                                 certain conditions.

         Amount Paid Per Share:                  $1,000
         ---------------------

         Stated Amount Per Share:                $1,000
         -----------------------

         Par Value Per Share:                    $.001
         -------------------

         Dividends:                              Cumulative; 6% per annum on the
         ---------                               stated value of $1,000  payable
                                                 in  arrears  beginning  June 1,
                                                 2004  payable  in  cash  or  in
                                                 shares of  common  stock at the
                                                 Company's   election   (in  the
                                                 event  certain  conditions  are
                                                 met).

         Liquidation Preference:                 Prior to common stock;  liquidation payment of $1,000
         -----------------------                 per share  outstanding  plus any  outstanding  unpaid
                                                 dividends and damages.

         Voting Rights:                          None,  except as required
         --------------                          by  Delaware  law or if we
                                                 (i) alter or  change  adversely
                                                 the  powers,   preferences   or
                                                 privileges   of  the  Series  A
                                                 Preferred  Stock  or  alter  or
                                                 amend   the    Certificate   of
                                                 Designation;  (ii) authorize or
                                                 create   any   class  of  stock
                                                 senior or otherwise  pari passu
                                                 with  the  Series  A  Preferred
                                                 Stock;    (iii)    amend    our
                                                 Certificate of Incorporation or
                                                 other  charter  documents so as
                                                 to affect  adversely any rights
                                                 of the  holders of the Series A
                                                 Preferred Stock;  (iv) increase
                                                 the authorized number of shares
                                                 of  Preferred   Stock;  or  (v)
                                                 enter into any  agreement to do
                                                 any of the foregoing.

         Conversion Price:                       $1.44 per share, subject to
         ----------------                        adjustment.


         Conversion Time:                        By the Holders: At any time and
         ---------------                         from time to time.


         Adjustments to
         Conversion Price:                       The  conversion  price is
         -----------------                       subject to  adjustment  for
                                                 stock splits,  stock  dividends
                                                 and    similar    events.    In
                                                 addition,  if  we  sell  common
                                                 stock or securities convertible
                                                 into or exchangeable for common
                                                 stock at a price  less than the
                                                 conversion price in effect (the
                                                 "Lower Price"),  the conversion
                                                 price will be adjusted to equal
                                                 the Lower Price.

         Mandatory Redemption
         on Fourth Anniversary:                  In or about April and May
         ----------------------                  2008, the Company
                                                 is   required   to  redeem  all
                                                 outstanding   shares   of   the
                                                 Series A Preferred Stock for an
                                                 amount   equal  to  the  stated
                                                 value of said shares,  plus all
                                                 accrued  and  unpaid  dividends
                                                 and liquidated damages.

         Mandatory Redemption:                   Certain   events,   such
         --------------------                    as  the  Company  filing  a
                                                 petition   under  the   federal
                                                 bankruptcy  laws,  a change  in
                                                 control  (as  defined)  of  the
                                                 Company,  the Company's failure
                                                 to    timely     obtain     the
                                                 effectiveness       of      the
                                                 Registration    Statement    or
                                                 deliver    shares    upon    an
                                                 investor's     conversion    or
                                                 maintain  its  common   stock's
                                                 listing or quoted for more than
                                                 ten (10) days will also  result
                                                 in a mandated redemption but at
                                                 a differing  price. If based on
                                                 one of these specified  events,
                                                 the Company will be required to
                                                 pay  an  amount  equal  to  the
                                                 greater  of 110% of the  Stated
                                                 Value of the outstanding shares
                                                 of Series A Preferred  Stock or
                                                 VWAP  at  the  time,  plus  all
                                                 accrued  and  unpaid  dividends
                                                 and liquidated damages.

         Liquidated Damages for Failure
         to Meet Registration Deadlines:         If sales of our common
         ------------------------------          stock cannot be made  pursuant
                                                 to the  Registration  Statement
                                                 after it is declared  effective
                                                 for  15  consecutive   business
                                                 days or a total of 25  business
                                                 days   during   any  12   month
                                                 period,  a penalty  of two (2%)
                                                 percent per month on the Stated
                                                 Value of any Series A Preferred
                                                 Shares  issued and  outstanding
                                                 is to be  paid  to the  holders
                                                 until  any  such   failure   is
                                                 cured.

         Liquidated Damages for Failure
         to Deliver Shares on Time:              Damages for failure to timely
         -------------------------               deliver  common  stock
                                                 issuable upon conversion of the
                                                 Series A Preferred  Stock up to
                                                 $10 per  trading  day for  each
                                                 $2,000  in value of  shares  of
                                                 common  stock   underlying  the
                                                 Series   A   Preferred    Stock
                                                 increasing  to $20 per  trading
                                                 day for continuing failures.

         Other:                                  No  issuances  of common
         -----                                   stock that would  cause the
                                                 holder  to own more  than
                                                 4.9% of our  total  common
                                                 stock at any given time;

                                                 Six month right to  participate
                                                 in any equity  financing by the
                                                 Company   up  to  fifty   (50%)
                                                 percent   of  such   subsequent
                                                 financing.

Certain Definitions.

         "Change of Control" includes the following: (a) a change in ownership of in excess of 40% of the Company's voting securities within a year; (b) the replacement within a year of more than one-half of the members of the Board of Directors which is not approved by a majority of the members of the Board on April 8, 2004; or (c) the Company entering into an agreement providing for either (a) or (b).

         "Principal Market" means the AMEX and shall also include the New York Stock Exchange, the NASDAQ Small-Cap Market on the NASDAQ National Market, whichever is at the time the principal trading exchange or market for our common stock, based upon share volume.

         "Registration Statement" means the registration statement covering the shares of common stock underlying the shares of Series A Preferred Stock and the warrants sold to the investor.

         "VWAP" means, for any date, the price determined by the first of the following clauses that applies: (a) if the common stock is then listed or quoted on a Principal Market, the daily volume weighted average price of the common stock for such date (or the nearest preceding date) on the Principal Market on which the common stock is then listed or quoted as reported by Bloomberg Financial L.P. (based on a trading day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (b) if the common stock is not then listed or quoted on a Principal Market and if prices for the common stock are then quoted on the OTC Bulletin Board, the volume weighted average price of the common stock for such date (or the nearest preceding date) on the OTC Bulletin Board; (c) if the common stock is not then listed or quoted on the OTC Bulletin Board and if prices for the common stock are then reported in the "Pink Sheets" published by the Pink Sheets LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the common stock so reported; or (d) in all other cases, the fair market value of a share of common stock as determined by an independent appraiser selected in good faith by the investors and reasonably acceptable to the Company.

         Warrants. The Warrants issued to the two institutional investors, as part of our April and May 2004 private placements contain provisions providing for an adjustment in the exercise price and number of shares issuable upon exercise of the Warrants in the event of stock dividends, subdivisions or combinations of our shares of common stock, reclassifications of our securities and anti-dilution adjustments in the event of issuances of shares of our common stock or securities convertible into or exercisable for our shares of common stock for a purchase, conversion or exercise price, as the case may be, below the exercise prices of the Warrants that are substantially similar to the adjustment provisions of our Series A Preferred Stock.

         On November 18, 2003, we issued an aggregate of 1,242,240 shares of our common stock and Warrants to purchase 621,120 shares of our common stock to 14 private investors for an aggregate of $2,000,000 (the "November 2003 Private Placement"). One half of said Warrants are exercisable at $1.61 per share with the remaining one-half of said Warrants exercisable at $2.17 per share.

         In connection with the November 2003 Private Placement described above, we also issued warrants to purchase (a) 186,335 shares of common stock at an exercise price of $1.93 per share to Rockwood, Inc., an SEC and NASD registered broker-dealer as partial compensation for its efforts in connection with that offering and (b) 100,000 shares of common stock to Duncan Capital LLC ("Duncan"), an investment banking firm. The warrants issued to Duncan were in consideration of advice by Duncan to the registrant in connection with that offering. One-half of the warrants issued to Duncan are exercisable at $0.80 per share and one-half are exercisable at $1.20 per share.

         On November 18, 2003, the registrant issued warrants to purchase an aggregate of 200,000 shares of common stock to Strategic Growth International, Inc. ("Strategic") in consideration for future public relation services to be performed by Strategic. Such amount subsequently was reduced to 50,000 shares of common stock.

         For a discussion of other warrants, options and other rights to purchase our securities, please refer to our Annual Report, Item 5, "Market For Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities."

         (d) Not applicable.
         (e) Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 11, 2004, the Registrant held its Annual Meeting of its Stockholders. The results of that meeting were reported upon in Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2004.

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

         (b) Reports on Form 8-K

                  During  the  fiscal  quarter  covered  by  this  Report,   the
                  Registrant filed the following Reports on Form 8-K:


                  Event Date                Filing Date                Items in Form 8-K Reported Upon
                  --------------            ------------                ------------------------------
                  March 31, 2004            April 8, 2004                                 5
                  April 14, 2004            April 15, 2004                                5
                  May 7, 2004               May 10, 2004                                  5
                  June 11, 2004             June 15, 2004                                 5


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PACIFIC CMA, INC.


Date:  August 13, 2004          By: /s/ Alfred Lam
                                    -------------------------------------------
                                      Name:  Alfred Lam
                                      Title: Chairman of the Board of Directors
                                             (Principal Executive Officer)


Date:  August 13, 2004          By: /s/ Daisy Law
                                    -------------------------------------------
                                     Name:  Daisy Law
                                     Title: Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)