Form 10QSB
period 2004-09-30
PACIFIC CMA INC
filed 2004-11-15
CIK 1071775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

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


The number of shares outstanding of the Registrant's Common Stock, as of September 30, 2004, was 26,049,215 shares.

Transitional Small Business Disclosure Format (Check One):      Yes [ ] No [X]

                                PACIFIC CMA, INC.

                              INDEX TO FORM 10-QSB


PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003 (Audited)

      Consolidated Unaudited Statements of Operations for the Nine Months and Three Months Ended September 30, 2004 and 2003

      Consolidated Unaudited Statements of Cash Flows for the Nine Months
        Ended September 30, 2004 and 2003

      Notes to Consolidated Unaudited Financial Statements

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.     CONTROLS AND PROCEDURES


PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS


SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements                      2

                                PACIFIC CMA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
ASSETS

                                                                               2004             2003
                                                                          --------------------------------
                                                                           (UNAUDITED)

    CURRENT ASSETS
        Cash and cash equivalents                                         $    2,042,178    $      912,240
        Restricted cash                                                        5,578,122         5,786,064
        Accounts receivable, net of allowance for doubtful accounts of
          $266,150 and $156,617, respectively                                 13,173,130         7,360,859
        Refundable income taxes                                                  272,256           147,092
        Other receivables                                                      2,734,911         1,413,401
        Deposits, prepayments and other assets                                 1,354,633           742,081
                                                                          --------------    --------------
               Total current assets                                           25,155,230        16,361,737
                                                                          --------------    --------------

    PROPERTY AND EQUIPMENT, net of accumulated depreciation of $885,889
       and $758,765                                                              549,603           241,186
                                                                          --------------    --------------

    OTHER ASSETS
        Goodwill                                                               2,740,508         2,683,768
        Intangible assets, net of accumulated amortization of
          $1,384,559 and $953,333                                              1,502,149         1,906,667
        Investment deposits                                                    1,076,154           900,900
        Equity investment in affiliate                                           208,100                --
        Other                                                                    449,080           293,022
                                                                          --------------    --------------
                                                                               5,975,991         5,784,357
                                                                          --------------    --------------

                                                                              31,680,824    $   22,387,280
                                                                          ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
        Notes payable - bank                                                   6,039,230    $    6,008,594
        Current maturities of long-term debt                                      66,755            26,851
        Accounts payable                                                      10,797,199         7,319,281
        Accrued expenses and other                                               645,536           618,852
        Short-term loans payable                                                  52,338           537,510
                                                                          --------------    --------------
               Total current liabilities                                      17,601,058        14,511,088
                                                                          --------------    --------------

    LONG-TERM DEBT                                                               146,224            21,592
                                                                          --------------    --------------

    SERIES A PREFERRED STOCK (net of discount $830,134)                        4,169,866                --
                                                                          --------------    --------------

    MINORITY INTEREST                                                            114,791                --
                                                                          --------------    --------------

    STOCKHOLDERS' EQUITY
        Common stock                                                           6,581,059         6,195,492
        Warrants outstanding                                                   1,073,653
        Additional paid-in capital                                             1,953,384         1,786,718
        Retained earnings                                                      2,565,203         2,433,420
        Accumulated other comprehensive income                                   (10,141)           11,440
        Unearned compensation cost                                            (2,514,273)       (2,572,470)
                                                                          --------------    --------------
               Total stockholders' equity                                      9,648,885         7,854,600
                                                                          --------------    --------------

                                                                              31,680,824    $   22,387,280
                                                                          ==============    ==============


See Notes to Condensed Consolidated Financial Statements                      3

                                PACIFIC CMA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 (UNAUDITED)                        (UNAUDITED)
                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30                       SEPTEMBER 30
                                           2004               2003              2004             2003
                                      --------------------------------------------------------------------

FREIGHT FORWARDING INCOME             $   29,850,668    $   19,550,380    $   67,868,669    $   50,538,581

OPERATING EXPENSES
    Cost of forwarding                   (25,755,408)      (16,777,218)      (57,470,531)      (42,780,914)
    General and administrative            (3,418,383)       (2,435,239)       (9,016,218)       (6,990,033)
    Depreciation and amortization           (200,013)         (191,252)         (570,414)         (577,988)
    Stock-based compensation cost           (111,148)          (58,134)         (397,543)          (93,447)
                                      --------------    --------------    --------------    --------------
                                         (29,484,952)      (19,461,843)      (67,454,706)      (50,442,382)
                                      --------------    --------------    --------------    --------------

OPERATING INCOME                             365,716            88,537           413,963            96,199
                                      --------------    --------------    --------------    --------------

OTHER INCOME (EXPENSE)
    Interest and other income                 26,275            57,806           175,876           143,949
    Interest expense                         (71,766)          (47,782)         (234,427)         (130,743)
    Preferred stock dividend and
      amortization of issuance cost         (172,587)               --          (384,454)               --
    Amortization of preferred
      stock discount                         (46,601)               --          (109,580)               --
    Equity in income (loss) of
      affiliate                               17,440                --            (1,900)               --
                                      --------------    --------------    --------------    --------------
                                            (247,239)           10,024          (554,485)           13,206
                                      --------------    --------------    --------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES            118,477            98,561          (140,522)          109,405

BENEFIT FOR INCOME TAXES                     (80,111)          (17,583)         (275,652)         (102,559)
                                      --------------    --------------    --------------    --------------

INCOME BEFORE MINORITY INTEREST              198,588           116,144           135,130           211,964

MINORITY INTEREST                             (3,347)               --            (3,347)               --
                                      --------------    --------------    --------------    --------------
NET INCOME                            $      195,241    $      116,144    $      131,783    $      211,964
                                      ==============    ==============    ==============    ==============

BASIC EARNINGS PER SHARE              $         0.01    $         0.01    $         0.01    $         0.01

DILUTED EARNINGS PER SHARE            $         0.01    $         0.01    $         0.01    $         0.01


See Notes to Condensed Consolidated Financial Statements                      4

                                PACIFIC CMA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                          (UNAUDITED)      (UNAUDITED)
                                                                              2004             2003
                                                                        --------------------------------

    OPERATING ACTIVITIES
    Net income                                                          $      131,783    $      211,964
    Items not requiring (providing) cash
       Amortization of preferred stock discount                                109,580                --
       Depreciation and amortization                                           570,414           577,988
       (Gain) loss on sale of property and equipment                            (6,701)           11,021
       Minority interest in income of subsidiary                                 3,347                --
       Preferred stock dividend                                                 76,667                --
       Provision for doubtful accounts                                          33,779                --
       Stock based compensation cost                                           397,543            93,447
       Share of loss from equity investee                                        1,900                --
       Other                                                                   166,668                --
    Changes in
       Accounts receivable                                                  (5,474,982)       (1,030,151)
       Accounts payable                                                      3,292,248           818,185
       Accrued expenses                                                         16,679          (216,637)
       Deposits, prepayments and other                                      (1,857,252)       (1,542,043)
       Deferred income taxes                                                  (205,258)         (193,050)
       Income taxes refundable/payable                                        (125,165)           28,701
                                                                        --------------    --------------
           Net cash used in operating activities                            (2,868,750)       (1,240,575)
                                                                        --------------    --------------

INVESTING ACTIVITIES
    Acquisition of subsidiary                                                   45,246                --
    Equity investment in Shanghai Air Cargo                                   (246,493)               --
    Investment deposit                                                        (175,254)               --
    Loans receivable                                                             1,960           238,950
    Purchase of property and equipment                                        (291,585)          (47,495)
    Proceeds from sale of subsidiary                                                --           265,385
    Proceeds from sale of property and equipment                                10,962            10,897
                                                                        --------------    --------------
           Net cash provided by (used in) investing activities                (655,164)          467,737
                                                                        --------------    --------------

FINANCING ACTIVITIES
    Net change in restricted cash                                              207,942          (392,759)
    Net change in notes payable - bank                                          30,636         1,835,944
    Installments paid on acquisition of subsidiary                                  --          (600,000)
    Principal payments under capital lease obligation                          (36,086)          (40,251)
    Payment of short-term debt                                                (510,879)         (103,190)
    Proceeds from short-term debt                                                   --           320,513
    Stock issuance costs                                                        (3,000)               --
    Proceeds from issuance of Series A Preferred Stock and detachable        5,000,000                --
      stock warrants
    Advances to a director, net                                                (11,582)          (12,285)
                                                                        --------------    --------------
           Net cash provided by financing activities                         4,677,031         1,007,972
                                                                        --------------    --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                        1,153,117           235,134

FOREIGN CURRENCY EXCHANGE DIFFERENCE                                           (23,179)               --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 912,240           441,657
                                                                        --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     2,042,178           676,791
                                                                        ==============    ==============


See Notes to Condensed Consolidated Financial Statements                      5

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


NOTE 1:     BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") as of September 30, 2004 and for the nine and three months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

            The condensed consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

            The condensed consolidated statements of operations for the nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2003 included in the Company's Form 10-KSB filed on March 30, 2004.


      PRINCIPLES OF CONSOLIDATION

            The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


NOTE 2:  EARNINGS PER SHARE

      The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

                                                                   (UNAUDITED)
                                                         THREE MONTHS ENDED SEPTEMBER 30
                                                 2004                                             2003
                                                              PER-SHARE                                         PER-SHARE
                                LOSS            SHARES          AMOUNT           INCOME           SHARES          AMOUNT
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                $      195,241                                     $      116,144

BASIC EPS
  Income available to
    common stockholders          195,241       25,825,590   $         0.01          116,144       22,434,134   $         0.01
                          ==============   ==============   ==============   ==============   ==============   ==============
  Stock options and
    warrants                                      198,127                                            177,652
                          --------------   --------------   --------------   --------------   --------------   --------------

DILUTED EPS
  Income available to
    common stockholders
    and assumed
    conversions           $      195,241       26,023,717   $         0.01   $      116,144       22,611,786   $         0.01
                          ==============   ==============   ==============   ==============   ==============   ==============


      Common stock equivalents related to stock options, warrants and convertible preferred stock of 200,000; 2,885,788 and 3,472,222, respectively, are not included in the calculation of dilutive earnings per share because they have an anti-dilutive effect.

                                                                   (UNAUDITED)
                                                          NINE MONTHS ENDED SEPTEMBER 30
                                                 2004                                             2003
                                                              PER-SHARE                                         PER-SHARE
                                LOSS            SHARES          AMOUNT           INCOME           SHARES          AMOUNT
-----------------------------------------------------------------------------------------------------------------------------

NET INCOME                $      131,783                                     $      211,964               --   $           --

BASIC EPS
  Income available to
    common stockholders          131,783       25,777,962   $         0.01          211,964       22,433,823             0.01
                                                                                              ==============   ==============
  Stock options and
    warrants                                      244,367                                            177,652
                                                                                              --------------   --------------

DILUTED EPS
  Income available to
    common stockholders
    and assumed
    conversions           $      131,783   $   26,022,329   $         0.01   $      211,964       22,611,475   $         0.01
                          ==============   ==============   ==============   ==============   ==============   ==============


      Commonstock equivalents related to stock options, warrants and convertible preferred stock of 200,000; 2,885,788 and 3,472,222, respectively, are not included in the calculation of dilutive earnings per share because they have an anti-dilutive effect.

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


NOTE 3:  COMMON STOCK AND PREFERRED STOCK

      As of September 30, 2004, the Company's authorized capital stock comprised of 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. As of the same date, the Company's issued and outstanding capital stock comprised of 26,049,215 shares of common stock and 5,000 shares of preferred stock.


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

      As the Series A Preferred Stock is mandatorily redeemable, it was recorded in accordance with Statement 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The relative fair value of the Series A Preferred Stock was recorded as a long-term liability and the dividends paid and accrued are included in interest expense. Additionally, the Series A Preferred Stock was issued with a beneficial conversion feature. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,667 was recorded as additional finance charges under the caption "Preferred Stock dividend and amortization of issuance cost" and credited to additional paid-in capital for the quarter and nine-month period ending September 30, 2004. Lastly, in accordance with Opinion 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the Series A Preferred Stock and detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional paid-in capital. The fair value of the warrants was determined based on an independent valuation. Effectively, the Series A Preferred Stock was recorded at a discount of $939,713. This discount will be amortized ratably over the term of the Series A Preferred Stock. For the quarter and the nine months ending September 30, 2004, the Company recognized $46,601 and $109,580 reprehensively related to the amortization of the Series A Preferred Stock discount.

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003



OTHER STOCK GRANTS

      In March 2004, the Company entered into a service agreement with a key employee. Under the terms of the agreement, the Company granted to the employee 100,000 shares of common stock. The shares were registered with the SEC by filing Form S-8 on March 29, 2004. The agreement requires the employee to continue to provide services to the Company from January 1, 2004 through December 31, 2008. Compensation cost is measured at the grant date based on the estimated fair value of the restricted shares. The compensation cost is recognized as expense over the service period required under the agreements. The unearned portion of the compensation cost is recorded in equity as unearned compensation cost. The Company is holding the stock certificates pending the completion of the service period.

      Also in March 2004, the Company issued 50,000 shares of common stock to a business advisor. In May 2004, the Company issued 5,000 shares of common stock to an employee. The Company recorded an expense of $64,100 which is the estimated fair value of the stock on the grant date.



NOTE 4:  PLEDGE OF ASSETS

      As of September 30, 2004, the Group had pledged restricted cash deposits of $5,578,122



NOTE 5:  NOTES PAYABLE - BANK

      The Company has a $2,500,000 line of credit that accrues interest at the bank's prime rate plus 0.75% (5.50% at September 30, 2004). The line expired on October 31, 2004 and was subsequently renewed with substantially the same terms. The new note expires in November 2005. The line is collateralized by a $1,500,000 certificate of deposit held by the Bank, substantially all the assets of Airgate and a personal guarantee of a director of the Company. This certificate of deposit is recorded as restricted cash. The note requires the Company meet certain debt to equity ratios and other financial covenants. As of September 30, 2004 and December 31, 2003, there was $2,500,000 borrowed against this facility.

      The Company has certain other banking facilities to finance its working capital. The facilities available totaled approximately $10,920,000. The facilities accrue interest at rates varying with the prime rate in Hong Kong, Hong Kong Interbank Offered Rate (HIBOR), or the cost of funds rate. As of September 30, 2004, these rates ranged between 1.1825% - 6.75%. The facilities require annual renewals and are collateralized by personal guarantees by two directors and restricted cash of approximately $4,000,000. As of September 30, 2004 and December 31, 2003, amounts outstanding against these facilities were $3,539,230 and $3,508,594, respectively.

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


NOTE 6:  RELATED PARTY TRANSACTIONS

        The Company had the following balances with related parties:

                                              SEPTEMBER 30,       DECEMBER 31,
                                                  2004                2003
                                             ----------------------------------
           Payable to Alfred Lam, CEO        $         8,911    $        20,493
                                             ===============    ===============


      There were no material related party transactions for the nine month periods ended September 30, 2004 and 2003.



NOTE 7:  SEGMENT OF THE BUSINESS


    BUSINESS SEGMENTS

      The Company operates mainly in two business segments. Those segments are air forwarding and sea forwarding services. The accounting policies adopted by the Company for segment reporting are described in the summary of significant accounting policies in the Company's Form 10-KSB filed for the year ended December 31, 2003.

      The following table summarized the Company's operations for the three months ended September 30, 2004 and 2003 analyzed into air and sea forwarding services:

                              AIR FORWARDING                  SEA FORWARDING                      TOTAL
                           2004           2003            2004             2003           2004             2003
                      ---------------------------------------------------------------------------------------------

Revenue               $ 17,684,483    $ 11,306,643    $ 12,166,185    $  8,243,737    $ 29,850,668    $ 19,550,380
Cost of forwarding     (15,271,525)     (9,627,254)    (10,483,883)     (7,149,964)    (25,755,408)    (16,777,218)
Depreciation and
   amortization           (126,202)       (116,951)        (47,597)        (41,795)       (173,799)       (158,746)

Interest expense           (28,022)        (24,473)         (8,350)         (1,657)        (36,372)        (26,130)



Other segment
   expenses
   attributable to
   segment                (618,523)       (658,910)       (636,105)       (384,075)     (1,254,628)     (1,042,985)
                      ------------    ------------    ------------    ------------    ------------    ------------


Segment income        $  1,640,211    $    879,055    $    990,250    $    666,246       2,630,461       1,545,301
                                                      ------------    ------------    ------------    ------------


Net other
   unallocated
   expenses                                                                             (2,435,220)     (1,429,157)
                                                                                      ------------    ------------


Net income                                                                            $    195,241    $    116,144
                                                                                      ============    ============


Goodwill              $  1,720,019    $  2,012,826    $  1,020,489    $    670,942    $  2,740,508    $  2,683,768
Intangible assets          935,241       1,537,250         566,908         512,417       1,502,149       2,049,667
Other assets            20,063,451       9,812,243       7,374,716       4,233,375      27,438,167      14,045,618
                      ------------    ------------    ------------    ------------    ------------    ------------


       Total assets   $ 22,665,775    $ 13,362,319    $  8,930,026    $  5,416,734    $ 31,680,824    $ 18,779,053
                      ============    ============    ============    ============    ============    ============

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


      The following table summarized the Company's operations for the nine months ended September 30, 2004 and 2003 analyzed into air and sea forwarding services:

                              AIR FORWARDING                 SEA FORWARDING                        TOTAL
                           2004           2003            2004            2003             2004           2003
                      --------------------------------------------------------------------------------------------


Revenue               $ 42,255,188    $ 31,340,435    $ 25,613,481    $ 19,198,146    $ 67,868,669    $ 50,538,581
Cost of forwarding     (35,288,372)    (26,241,456)    (22,182,159)    (16,539,458)    (57,470,531)    (42,780,914)
Depreciation and
   amortization           (371,635)       (356,161)       (134,945)       (125,166)       (506,580)       (481,327)
Interest expense          (104,133)        (70,095)        (21,723)         (3,921)       (125,856)        (74,016)
Other segment
   expenses
   attributable to
   segment              (2,040,877)     (1,938,727)     (1,384,154)     (1,016,517)     (3,425,031)     (2,955,244)
                      ------------    ------------    ------------    ------------    ------------    ------------
Segment income        $  4,450,171    $  2,733,996    $  1,890,500    $  1,513,084       6,340,671       4,247,080
                      ============    ============    ============    ============


Net other
   unallocated
   expenses                                                                             (6,208,888)     (4,035,116)
                                                                                      ------------    ------------


Net income                                                                            $    131,783    $    211,964
                                                                                      ============    ============


Goodwill              $  1,720,019    $  2,012,826    $  1,020,489    $    670,942    $  2,740,508    $  2,683,768
Intangible assets          935,241       1,537,250         566,908         512,417       1,502,149       2,049,667
Other assets            20,063,451       9,812,243       7,374,716       4,233,375      27,438,167      14,045,618
                      ------------    ------------    ------------    ------------    ------------    ------------


       Total assets   $ 22,665,775    $ 13,362,319    $  8,930,026    $  5,416,734    $ 31,680,824    $ 18,779,053
                      ============    ============    ============    ============    ============    ============



    GEOGRAPHICAL SEGMENTS

        The  table  below   summarized   the  Group's   revenue   analyzed  into
geographical locations:

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30               SEPTEMBER 30
                                 2004          2003         2004          2003
                             -----------------------------------------------------
         Revenue
             * IATA Area 1   $ 5,472,086   $ 2,291,283   $10,366,288   $ 6,385,094
             * IATA Area 2     8,187,565     5,239,057    17,447,185    10,251,673
             * IATA Area 3    16,191,017    12,020,040    40,055,196    33,901,814
                             -----------   -----------   -----------   -----------

                Total        $29,850,668   $19,550,380   $67,868,669   $50,538,581
                             ===========   ===========   ===========   ===========

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


                                                 (UNAUDITED)                                       (UNAUDITED)
                                           AS OF SEPTEMBER 30, 2004                         AS OF SEPTEMBER 30, 2003
                                                OTHER ASSETS                                       OTHER ASSETS
                                   TRADE         (INCLUDING         TOTAL             TRADE         (INCLUDING          TOTAL
                                RECEIVABLES       GOODWILL)         ASSETS         RECEIVABLES       GOODWILL)         ASSETS
                              ---------------------------------------------------------------------------------------------------

             Assets
               *IATA Area 1   $    8,042,880   $    9,869,891   $   17,912,771   $    5,752,194       $5,876,094      $11,628,288
               *IATA Area 2        1,208,813               --        1,208,813          178,062               --          178,062
               *IATA Area 3        3,921,437        8,637,803       12,559,240        1,564,036        5,408,667        6,972,703
                              --------------   --------------   --------------   --------------   --------------   --------------

                    Total     $   13,173,130   $   18,507,694   $   31,680,824   $    7,494,292      $11,284,761      $18,779,053
                              ==============   ==============   ==============   ==============   ==============   ==============


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


NOTE 8:  CONCENTRATIONS

        The Company had sales to two major customers (deferred as customers who represent 10% or more of total sales). Sales to these customers as a percent of total sales are as follows:

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                          SEPTEMBER 30                SEPTEMBER 30
                     MAJOR CUSTOMER    2004          2003          2004          2003
              ------------------------------------------------------------------------------
                     A                  15%           19%           14%           15%
                     B                                14%                         13%

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


NOTE 9:  INVESTMENT IN AFFILIATE

        The investment in affiliate relates to a 35% ownership of Shanghai Air Cargo Ground Handling Services, Ltd. The affiliate is a joint venture which began operations in April 2004. Financial results of operations of the affiliate from inception to September 30, 2004 are summarized below:

                                                          (UNAUDITED)      (UNAUDITED)
                                                         THREE MONTHS      NINE MONTHS
                                                             ENDED            ENDED
                                                         SEPTEMBER 30,    SEPTEMBER 30,
                                                             2004              2004
                                                      ------------------------------------
            Net Sales                                       328,978          529,098

            Cost of Sales                                   202,278          325,923

            Gross Profit                                    116,831          187,302

            Net Income / (Loss)                              49,829           (5,428)

            Equity in income / (loss) of affiliate           17,440           (1,900)

Item 2 Management's Discussion and Analysis or Plan of Operations

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements", which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans", "intends", "will", "hopes", "seeks", "anticipates", "expects", and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of Pacific CMA, Inc. (herein the "Company," "Registrant", "us", "we", "our" and similar terms) and statements, which express or imply that such present and future operations will, or may, produce revenues, income or profits. Numerous factors and future events could cause Registrant to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.

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

      Potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

|X| International economic and political risks, over which we have little or no control;
|X| Political uncertainty in Hong Kong and China making it difficult to develop any long range planning;
|X|   Relations between the United States and China remaining stable;
|X| The Chinese government could change its policies toward private enterprises or expropriate private enterprises;
|X| The lack of adequate remedies and impartiality under China's legal system may adversely impact our ability to do business and enforce our agreements with third parties;
|X|   Fluctuations in exchange rates;
|X|   Our dependence on third parties for equipment and services;

|X|   Competition from our own cargo agents;
|X| Having a seasonal business that causes fluctuations in our results of operations and financial condition;
|X|   A lack of ongoing contractual relationships with our customers;
|X| Taking on significant credit risks in the operation of our business as East Coast U.S. freight forwarders expect us to offer thirty days credit from the time of cargo delivery;
|X| Our inventory of shipping space is subject to the significant risk that we may not be able to "fill" the space while having contracted for that space, and
|X| Our insurance may not be sufficient to cover losses or damages to the freight we ship or for consequential damages for a shipment of hazardous materials.

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

VALUING LONG-LIVED ASSETS, INTANGIBLES AND GOODWILL

      We assess the impairment of identifiable long-lived assets purchased, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying amount may be impaired. Factors that we consider when evaluating for possible impairment include the following:

|X| Significant under-performance relative to expected historical or projected future operating results;
|X| Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
|X|   Significant negative economic trends.

      When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their fair values. As of September 30, 2004, goodwill totaled approximately $2.74 million, other intangible assets amounted to approximately $1.50 million and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $549,603.

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

Date of Acquisition      Name of Company Acquired         Goodwill                  Intangible assets
                                                          (recorded  at the  time   (Customer relationships)
                                                          of Acquisition)
--------------------------------------------------------------------------------------------------------------
April 30, 2002           Airgate Int'l Corp.              $         2.68 million       $      2.86 million
April 30, 2004           Paradigm Int'l Inc.              $               20,248       $            26,708
April 1, 2004            Shanghai Air Cargo Ground        $               36,493       $                 -
                         Handling Services Ltd

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

OVERVIEW

      The following discussion is applicable to the Company's financial conditions and results of operations for the periods ended September 30, 2004 and September 30, 2003. The Company does not carry on any business activities by itself. Instead, through its Hong Kong based subsidiary, AGI Logistics (HK) Ltd. ("AGI") and its New York based subsidiary, Airgate International Corp. ("Airgate"), the Company facilitates and provides supply chain management solutions, contract logistics services and international freight forwarding services.

      The Company's wholly owned subsidiary, AGI Logistics (HK) Ltd. ("AGI"), operates an integrated logistics and freight forwarding business which is based in Hong Kong. The principal services provided by AGI are air freight forwarding, ocean freight forwarding, and warehousing which primarily handles the delivery of goods from South China and Hong Kong to overseas countries, mainly in the Far East region and the United States. In the Far East region, Mainland China is the target market for AGI to expand.

      The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries. On January 1, 2001, its Hong Kong incorporated subsidiaries included Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. (Sparkle), Shenzhen Careship International Transportation Ltd. ("SZ Careship"), formerly known as Guangzhou Huasheng Int'l Forwarding Ltd., and AGI Logistics (Shenzhen) Ltd. ("AGI (Shenzhen)") which was incorporated in The People's Republic of China ("the PRC"). AGI (Shenzhen) and

Sparkle were disposed by AGI Group on May 11, 2001 and April 2, 2002, respectively, in conjunction with the decision by AGI to concentrate on the international freight forwarding business. The business activities of Sparkle were concentrated on the local feeder voyages and trucking operations in the Jujiang Delta Area of Mainland China. In order to maintain its competitive position, management determined it would need to purchase its own boats and trucks. As a result, Sparkle's business operations diverged from the Group's non-asset based strategic plan and the Group decided to dispose of it, in order to concentrate the Group's resources and investments on the operations of AGI HK and SZ Careship intending to improve the tonnage performance in Hong Kong, South China, U.S. and Europe.

      On April 30, 2002, the Company completed the acquisition of Airgate, a privately held New York based freight forwarder that was established in 1995. Airgate is a non-asset based logistics services company which primarily handles the air and ocean import shipments from the Far East and Southwest Asia to the U.S. Pacific CMA International, LLC, a Colorado limited liability company that is wholly owned by the Company, acquired 81% of the issued and outstanding common stock of Airgate.

      On April 30, 2004, Pacific CMA completed the acquisition of Paradigm International Inc. ("Paradigm"). Paradigm is a non-asset based logistics services company based in Miami, Florida. It primarily handles air and ocean shipments in Latin American.

      In April 2004, Shanghai Air Cargo Ground Handling Services Ltd. ("Shanghai Air Cargo"), that is 35% owned by the Company, commenced its operation. Shanghai Air Cargo is located in Pudong International Airport, Shanghai, PRC, and is responsible for the ground handling of air cargo in that airport.

      At July 1, 2004, the Company acquired 60% of the outstanding stock of AGI Freight Singapore Pte Ltd. ("AGI Singapore"). AGI Singapore is also a non-asset based logistics services company, which handles both air and ocean shipments all over the world.

      The following discussion, concerning the results of operations, liquidity and capital resources of Pacific CMA, is based solely upon the business operations that are carried on by the Company's subsidiaries for the three months and nine months ended September 30, 2004 and 2003.

      The following is a list of significant new developments occurring during the nine months ended September 30, 2004:

|X| Pacific CMA's shares of common stock were listed on the Frankfurt and Berlin Stock Exchanges and commenced trading on January 20, 2004, under the symbol "PWZ";
|X|   Appointment of John M. Dauernheim as Chief Operating Officer;
|X|   Appointment of Bill Stangland as Chief Financial Officer;
|X| Named as the Official Freight Forwarder of the ASAP global Sourcing Show held in Las Vegas from February 22 to 25, 2004;
|X| Entered into contract rate agreements with three additional airlines (Thai Airways, Singapore Airlines and Royal Brunei);

|X| Our sales and marketing team in the Europe Market was strengthened by hiring new marketing staff in United Kingdom;
|X| Issued $5 million of 6% Convertible Preferred Stock, the proceeds of which are intended to assist the Company maintain its growth;
|X| Completed the acquisition of Paradigm International Inc., a non-asset based logistics Services Company based in Miami, Florida;
|X| Its affiliate, Shanghai Air Cargo Ground Handling Services Ltd (Shanghai Air Cargo) commenced its operations;
|X|   Acquired 60% of the outstanding  common stock of AGI Freight Singapore Pte
      Ltd.
|X| Paradigm Global Logistics, a wholly owned subsidiary of Paradigm International Inc., started its operations in Los Angeles.


RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

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

      Total revenue for the quarter ended September 30, 2004 increased approximately 52.7%, compared with the period ended September 30, 2003, from $19,550,380 in 2003 to $29,850,668 in 2004. The increase in revenue was primarily the result of the organic growth of AGI and Airgate, in addition to the inclusion of the results of the acquisition in Singapore and new operations in Los Angeles.

      Revenue derived from the operations of AGI increased approximately 88.9% during third quarter of 2004 when compared with the same period of 2003. The significant organic growth of AGI was the result of the following factors:

|X| An increase in the routed freight traffic from the existing agency partners;

|X| Improvements in the agency network which enabled AGI to secure new freight business;
|X| The establishment of two additional branch offices in Tianjin and Futian, PRC by Shenzhen Careship Transportation Limited in the Mainland China, a subsidiary of AGI, during the period.

      The revenue of Airgate represented approximately 69% of our total revenue for the third quarter of 2004. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. In order to enter new markets in the Midwest, Airgate established a subsidiary in Chicago, Illinois in September 2002.

      Revenue derived from the operation of Airgate increased approximately 30.1% during the third quarter of 2004, when compared with that of 2003. The increase is the result of the effort of Airgate staff and its Chicago operation maturing.

      Total revenue derived from Paradigm International Inc. and AGI Freight Singapore Pte Ltd amounted to approximately $1.38 million, which represent 4.6% of total revenue of the Group.

      When compared with 2003, the cost of forwarding during third quarter of 2004 increased approximately 53.5%, from $16,777,218 in 2003 to $25,755,408 in
2004. The increase in costs was primarily the result of the organic growth, as well as the acquisition in Singapore and new operations in Los Angeles.

      Gross profit margin for the three months ended September 30, 2004 and 2003 decreased to 13.7% from 14.2%. The decrease in gross profit margin was because initially we could not shift all oil surcharges from the airlines and ocean vessels to our customers. Gross profit (revenue minus cost of forwarding) for the third quarter of 2004 increased 47.7%, from $2,773,162 in 2003, to $4,095,260 in 2004.

      Net income increased 68.1% from $116,144 in the third quarter of 2003 to $195,241 in the same period of 2004. The increase in net income was due to an organic growth of the company. Details of expense fluctuations will be discussed in the sections "Operating expenses" and "Non-operating expenses" respectively.

BUSINESS SEGMENT OPERATING RESULTS

      The results of operations for each segment are as follows:

      Airfreight  Operations:   Revenue  from  airfreight  operations  increased
approximately   56.4%,  from  $11,306,643  in  the  third  quarter  of  2003  to
$17,684,483 in the same period of 2004. Airfreight revenue for foreign operations (that includes AGI Group and AGI Singapore) was $7,372,474, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $12,204,913; with offsetting inter-company transactions amounting to $1,892,904. The volume of airfreight improved in the third quarter of 2004, when compared with the third quarter of 2003, which was primarily due to (i) an increase in routing orders from Asia to the United States as a result of new customers and agents in India, Mombassa and Africa who joined the Group during the second half of 2003, (ii) The operation of Airgate International Corp. (Chicago), which was established in September 2002, is becoming more and more mature; (iii) the acquisition of Paradigm on April 30, 2004 and it has commenced additional operations in Los Angeles in July 2004; and (iv) AGI Singapore joined the Group in the third quarter of 2004.

      Costs for the airfreight forwarding operations during the third quarter increased approximately 58.6%, from $9,627,254 in third quarter of 2003 to $15,271,525 in the third quarter of 2004. Airfreight cost attributable to foreign operations was $6,263,188 while airfreight cost attributable to domestic operations were $10,901,241; with offsetting inter-company costs amounting to $1,892,904. The gross profit margin decreased approximately 8.7%, from approximately 14.9% in the third quarter of 2003 to approximately 13.6% in the third quarter of 2004. The decrease was the result of increasing oil prices which pushed up the cost of airfreight. After netting with the increase in revenue, overall gross profit increased approximately 43.7% to $2,412,958.

      Total segment overhead attributable to the airfreight operation slightly decreased by approximately 3.5%, from $800,334 in the third quarter of 2003 to $772,747 in the third quarter of 2004, as a result of more resources allocated to sea freight operations. Details regarding the increase in overhead expenses are discussed below under the section "Non Operating Expenses".

      In conclusion, net segment income from airfreight operations increased approximately 86.6% from $879,055 in the third quarter of 2003 to $1,640,211 in the third quarter of 2004. The increase in net segment income was mainly the result of the organic growth of AGI and Airgate.

      Sea Freight Operation: Revenue from sea freight operations increased approximately 47.6%, from $8,243,737 in the third quarter of 2003 to $12,166,185 in the third quarter of 2004. Sea freight revenue for foreign operations were $2,971,309, while sea freight revenue for domestic operations were $9,374,722, with offsetting inter-company transactions amounting to $179,846. The increase in revenue for the period was due to the contribution from the new branch offices of Shenzhen Careship in PRC and the increase in quantity of freight consolidation by Airgate Chicago.

      Costs for sea freight forwarding operation increased approximately 46.6%, from $7,149,964 in the third quarter of 2003 to $10,483,883 in the third quarter of 2004. Sea freight cost attributable to foreign operations were $2,400,880 while costs attributable to domestic operations were $8,262,849, with inter-company costs amounting to $179,846.

      The gross profit margin slightly increased approximately 3.8%, from approximately 13.3% in the third quarter of 2003 to approximately 13.8% in the same period of 2004. The increase was due to better management of cargo consolidation resulting from the increase in revenue.

      Total segment overhead attributable to the sea freight operation increased approximately 61.9%, from $427,527 in third quarter of 2003 to $692,052 in the same period of 2004. Overall net income for the sea freight operation increased approximately 48.6%, from $666,246 in the third quarter of 2003 to $990,250 in the same period of 2004. The increase in net segment income was mainly due to the increase in revenue and gross profit margin for sea freight operation during the period.

OPERATING EXPENSES
GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increased by approximately 40.4%, to $3,418,383 in the third quarter of 2004 from $2,435,239 in the same period of 2003. The following are the factors that caused the increase in expenses:

      Sales commission: Sales commission increased approximately 22.5% from $460,680 in the third quarter of 2003 to $564,325 in the same period of 2004. The increase was a result of increase in freight forwarding revenue during the third quarter of 2004.

      Salaries and allowance: Salaries and allowance increased approximately 39.9% from $1,102,639 in the third quarter of 2003 to $1,542,503 in the same period of 2004. The increase was due to the addition of approximately 63 staff people during 2004 in order to keep pace with our growth.

STOCK-BASED COMPENSATION COST

      Stock-based compensation cost increased approximately 91.2% from $58,134 for the three months ended September 30, 2003 to $111,148 for the same period in 2004. During the period from November 2003 to September 2004, the Company issued a total of 2,105,000 shares of its common stock to five employees, an independent sales representative and a business advisor. Compensation cost is measured at the grant date based on the estimated fair value of the securities. It is recognized as an expense over the service period required under the service agreements with those parties. The unearned portion of the compensation cost related to employees is recorded in equity as unearned compensation cost, while the unearned portion of compensation cost related to the independent sales representative is recorded as a prepaid asset.

Details of the 2,105,000 shares are as follows:

      On or about November 7, 2003, we entered into four service agreements with three employees and an independent sales representative. Under the terms of the agreements, as amended in March 2004, we granted these employees and the sales representative an aggregate of 1,950,000 shares of our common stock. The shares are restricted as they have not been registered with the Securities and Exchange Commission (the "SEC" or the "Commission"). The agreements with the employees, as amended, require them to continue to provide services to us from January 1, 2004 through December 31, 2013. The agreement with the sales representative requires him to provide services to us from January 1, 2004 through December 31, 2005.

      Also in March 2004, the Company entered into a service agreement with an employee (formerly a director of the Company until September 11, 2004). Under the terms of the agreement, the Company granted the employee 100,000 shares of common stock. The shares were registered with the SEC by filing a Form S-8 Registration Statement on March 29, 2004. The agreement requires the employee to continue to provide services to the Company from January 1, 2004 through

December 31, 2008. On September 11, 2004, this employee resigned from the position of director but agreed to continue to act as an independent consultant for British market development. These shares are being held by the Company until the completion of his term on December 31, 2008.

      Also in March 2004 and May 2004, the Company issued 50,000 shares of common stock to a business advisor and 5,000 shares to an employee. The Company recorded an expense of $64,100 which is the estimated fair value of the stock on the grant date.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased approximately 4.58%, from $191,252 in 2003 to $200,013 in 2004. The increase was mainly due to additional computer hardware and software were purchased for the implementation of new logistics system and office renovation at Airgate.

      Amortization arises from an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002. We recorded this asset at the cost of $2,860,000 and are amortizing it on a straight-line basis over a period of 5 years. During the quarters ended September 30, 2004 and 2003, the amortization expense attributable to this asset was $143,000.

      With the acquisition of Paradigm International Inc. on April 30, 2004, we recorded an intangible customer relationship asset of $26,708. Same as Airgate, the cost of the intangible customer relationship asset is being amortized on a straight-line basis over a period of 5 years. In the third quarter of 2004, $1,335 was expensed as amortization.

NON-OPERATING EXPENSES
INTEREST AND OTHER INCOME

      Interest and other income decreased from $57,806 in the third quarter of 2003 to $26,275 in the same period of 2004. This was due to the reduction of office management fees received from sub-letting the office in Hong Kong.

INTEREST EXPENSE

      Interest expense increased to $71,766 in the third quarter of 2004 from $47,782 in the same period of 2003. The increase in interest expense was primarily due to an increase in short-term working capital financing and the rise in interest rate during 2004.

PREFERRED STOCK DIVIDEND AND AMORTIZATION OF ISSUANCE COST

      During April and May 2004, the Company sold to two institutional investors $5,000,000 stated amount of its Series A Preferred Stock and issued warrants to purchase 1,562,500 shares of common stock at an exercise price of $1.76 per share for 718,250 shares and $2.00 per share for 718,250 shares. Such Series A Preferred Stock is mandatory redeemable and was recorded in accordance with Statement 150 "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity". The dividends paid and accrued are charged to expenses in the statements of operations. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,667 was recorded as additional expenses and credited to additional paid-in-capital for the quarter ended September 30, 2004.

      Again, the issuance cost related to the placement of the Series A Preferred Stock is amortized over its term to maturity, which is 4 years. A total of $75,549 was expensed during the third quarter of 2004.

AMORTIZATION OF PREFERRED STOCK DISCOUNT

      In accordance with Opinion 14 "Accounting for Convertible Debt and Debts Issued With Stock Purchase Warrants", the Series A Preferred Stock and the detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded in warrants outstanding. The fair value of the warrants was determined based on an independent valuation. Effectively, the Series A Preferred Stock was recorded at a discount of $939,713. This discount is amortized ratably over the term of the Series A Preferred Stock. As a result, $46,601 was expensed during the third quarter ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

OVERALL RESULTS

Total revenue for the nine months ended September 30, 2004 increased approximately 34.3%, when compared with the period ended September 30, 2003, from $50,538,581 in 2003 to $67,868,669 in 2004. Same as the quarter ended September 30, 2004, the increase in revenue was primarily the result of the organic growth of AGI and Airgate, in addition to the inclusion of the results of the acquisition in Singapore and new operations in Los Angeles.

      Revenue derived from the foreign operations increased approximately 51.3% from $14,792,758 to $22,380,735 during nine months ended September 30, 2004, when compared with the same period of 2003. The significant organic growth of foreign operations was the result of the following factors:

|X|   An  increase  in the  routed  freight  traffic  from the  existing  agency partners;
|X| Improvements in the agency network which enabled AGI to secure new freight business
|X|   Establishment of new branch offices in Mainland China.
|X|   Inclusion of the results of a newly acquired company, AGI Singapore.

      The revenue of the domestic operations represented approximately 75% of our total revenue for the nine months ended September 30, 2004. Revenue derived from the domestic operations increased approximately 26.9% from $40,217,746 to $51,054,742 during the first nine months of 2004, when compared with that of 2003. The increase was the result of the effort of Airgate's staff and the inclusion of revenue generated by Paradigm, which was acquired on April 30, 2004.

      As compared with the nine months ended September 30, 2003, the cost of forwarding during the first nine months of 2004 increased approximately 34.3%, from $42,780,914 in 2003 to $57,470,531 in 2004. Cost of forwarding increased in line with the revenue growth.

      Gross profit margins for the nine months ended September 30, 2004 and 2003 were both 15.3%. Gross profit (revenue minus cost of forwarding) for the first nine months of 2004 increased approximately 34%, from $7,757,667 during the nine months ended September 30, 2003 to $10,398,138 in the nine months ended September 30, 2004.

      Due to the increase in stock-based compensation cost and the various expenses relating to the Series A Preferred Stock sold during 2004, net income decreased by $80,181 from $211,964 in the nine months ended September 30, 2003 to $131,783 in the nine months ended September 30, 2004. Details of the non-cash compensation cost and expenses related to the Series A Preferred Stock were discussed in the section "Operating expenses" and "Non-operating expenses".

BUSINESS SEGMENT OPERATING RESULTS

      The results of operations for each segment are as follows:

      AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 34.8%, from $31,340,435 for the nine months ended 2003 to
$42,255,188 for the same period of 2004. Airfreight revenue for foreign operations was $16,104,501, while airfreight revenue for domestic operations was $31,209,952, with offsetting inter-company transactions amounting to $5,059,265. The volume improvement was primarily due to (i) an increase in routing orders from Asia to the United States as a result of new customers and agents in India, Mombassa and Africa who joined the Group during the first nine months of 2003,
(ii) The operation of Airgate International Corp. (Chicago), which was established in September of 2002, is maturing, (iii) the Company was adversely affected in the first quarter 2003 due to the outbreak of the SARS virus in Asia, (iv) the acquisition of Paradigm International Inc. on April 30, 2004 and AGI Freight Singapore Pte Ltd in July 2004 have contributed to part of the increase, (v) Paradigm Global Logistics commenced its operations in July 2004.

      Costs for the airfreight forwarding operations during the first nine months of 2004 increased approximately 34.5%, from $26,241,456 in the first nine months of 2003 to $35,288,372 in the same period of 2004. Airfreight cost attributable to foreign operations was $13,306,211 while airfreight cost attributable to domestic operations was $27,041,427 and offsetting inter-company costs were $5,059,266 during the first nine months of 2004. The gross margin was stable at 16.5% and 16.3% in the first nine months of 2004 and 2003 respectively.

      Total segment overhead attributable to the airfreight operation increased approximately 6.4%, from $2,364,983 during the first nine months of 2003 to $2,516,645 in the same period of 2004. Details regarding the increase in overhead expenses are discussed below under the section title "Non Operating Expenses".

      In conclusion, net segment income for the airfreight operation increased approximately 62.8% for the nine months ended September 30, 2004, from $2,733,996 in 2003 to $4,450,171 in the same period of 2004. The increase in net segment income was the result of the organic growth of AGI and Airgate, as well as the inclusion of the results of newly acquired and established subsidiaries.

      SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 33.4%, from $19,198,146 in the first nine months of 2003 to $25,613,481 in the same period of 2004. Sea freight revenue for foreign operations was $6,276,234, while sea freight revenue for domestic operations was $19,844,788, and offsetting inter-company transactions were $507,542 during the first nine months of 2004. The increase in revenue during the period was due to our new agents in India, Japan and Turkey, who introduced more customers into our network. These new customers generated more revenue in the Shanghai market starting from the second quarter of 2003. There was also an increment in the quantity of freight consolidation at Airgate Chicago.

      Costs for the sea freight forwarding operation increased approximately 34.1%, from $16,539,458 in the first nine months of 2003 to $22,182,159 in the same period of 2004. Sea freight cost attributable to foreign operations was $5,028,719, while the costs attributable to domestic operations was $17,660,982, with offsetting inter-company costs amounting to $507,542 during the first nine months of 2004.

      The gross profit margin decreased approximately 2.9%, from 13.8% in the first nine months of 2003 to 13.4% in the same period of 2004, which was due to our market penetration strategy in Shanghai and Chicago. Despite the reduction in gross margin, overall gross profit increased by approximately 29.1%, to $3,431,322 as a result of increase in trade volume from the first nine months of 2003 to the same period of 2004.

      Total segment overhead attributable to the sea freight operation increased approximately 34.5%, from $1,145,604 in first nine months of 2003 to $1,540,822 for the same period of 2004. Overall net income for the sea freight operation increased approximately 24.9%, from $1,513,084 in first nine months of 2003 to $1,890,500 for the same period in 2004. The increase in net segment income was mainly due to the increase of gross profit resulting from the increases in trade volume.

OPERATING EXPENSES
GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses have increased by approximately 29.0% to $9,016,218 in first nine months of 2004, compared with $6,990,033 in the same period of 2003. The following are the factors that caused the increase in expenses:

      Sales commission: Sales commission increased approximately 44.7%, from $1,100,494 in the first nine months of 2003 to $1,592,749 in the same period of 2004. The increase was a result of the increase in freight forwarding income during the nine months ended September 30, 2004.

      Salaries and allowance: Salaries and allowance increased approximately 21.7% from $3,171,047 for the nine months ended September 30, 2003 to $3,859,754 in the same period of 2004. This increase was the result of the addition of approximately 63 staff people during 2004 in order to keep pace with our growth.

STOCK-BASED COMPENSATION COST

      Stock-based compensation cost: During the period from November 2003 to September 2004, the Company issued a total of 2,105,000 shares of its common stock to five employees, an independent sales representative and a business advisor. During the nine months ended September 30, 2004, stock-based compensation cost increased 325%, from $93,447 in the first nine months of 2003 to $397,543 in the same period of 2004.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization decreased approximately 1.3%, from $577,988 in the first nine months of 2003 to $570,414 in the same period of 2004. The decrease was due to the reduction of depreciation for property and equipment.

      Amortization arises from intangible customer relationship assets was recorded in conjunction with the acquisitions of Airgate on April 30, 2002 and Paradigm on April 30, 2004. These intangible assets are amortized on a straight-line basis over a period of 5 years. During the nine months ended September 30, 2004, the amortization expense attributable to this asset was $431,225, an increase of $2,225 when compared with the same period of 2003.

NON-OPERATING EXPENSES
INTEREST AND OTHER INCOME

      Interest and other income increased from $143,949 for the nine months ended September 30, 2003 to $175,876 in the same period of 2004, which was due to various miscellaneous handling charges received from third parties during the second quarter of 2004.

INTEREST EXPENSE

      Interest expense increased to $234,427 in the first nine months of 2004 from $130,743 in the same period of 2003. The increase in interest expense was primarily due to an increase in short-term working capital financing.

PREFERRED STOCK DIVIDEND AND AMORTIZATION OF ISSUANCE COST

      The Series A Preferred Stock and detachable stock warrants issued during April and May 2004 were recorded in accordance with Statement 150 "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" and EITF 98-5. Accordingly, a total of $384,454 was expensed during the nine months ending September 30, 2004.

AMORTIZATION OF PREFERRED STOCK DISCOUNT

      In accordance with Opinion 14, Accounting for Convertible Debt and Debts Issued with Stock Purchase Warrants, the Series A Preferred Stock and detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded in warrants outstanding. The fair value of the warrants was determined based on an independent valuation. Effectively, the Series A Preferred Stock was recorded at a discount of $939,713. This discount is amortized ratably over the term of the Series A Preferred Stock. As a result, $109,580 was expensed during the nine months ending September 30, 2004.

RISK FACTORS AFFECTING COMPANY OPERATIONS

      The Company's ability to provide service to its customers is highly dependent on good working relationships with a variety of entities such as airlines, steamship carriers and governmental agencies.

      Unlike other U.S. logistics companies, the Company bears a significant amount of space inventory risk. We pay for the guarantees we put up to the carriers, even if we do not have any customers' cargo to fill the space. We are not able to ask our customers to make these guarantees and, accordingly, we assume all of the risks.

      The Company has purchased freight forwarders liability insurance that covers it against the claims from customers. We assume the responsibility of the cargo, and are responsible for its safe delivery. Therefore, we can be held responsible and incur losses for any damages to the freight, their misdelivery and similar matters.

      Changes in governmental deregulation efforts, regulations governing the Company's products, and even the international trade environment and tariffs could all affect the Company's business in unpredictable ways. Management believes that the Company's business has not been significantly or adversely affected by inflation in the past.

      Historically, the Company has generally been successful in passing cost increases to its customers by means of price increases. However, competitive market place conditions could impede the Company's ability to pass on future cost increases to its customers and this could result in eroding the Company's operating margins.

      The Company continues to assess and improve its financial controls, and has successfully negotiated with its banks to get credit facilities for future financial needs.

      Additional risks and uncertainties include:

|X| The Company's dependence on international trade resulting from favorable worldwide economic conditions.
|X|   The  Company's   dependence  on  retaining  and   recruiting   significant
      customers.
|X| The Company's ability to hire and retain skillful employees in a tight labor market.
|X| The ability of the Company to develop and implement information systems to keep pace with the increasing complexity and growth of the Company's business.

|X| Following the September 11 attacks, airlines charged additional costs such as fuel surcharge, insurance surcharge and war risk surcharge. These surcharges are generally passed to the shippers and consignees, which have increased their shipping costs. As a result of these increased costs, customers shipping incentive is lower, while the rate of order cancellation has risen.
|X| During March 2003, The World Health Organization received reports of Severe Acute Respiratory Syndrome' in various parts of the world. SARS caused airlines to reduce their capacities and adversely affected the external trade from Hong Kong and the Pearl River Delta. The Company's operations, therefore, were adversely affected by this epidemic.

LIQUIDITY AND CAPITAL RESOURCES

      We used approximately $2,868,750 and $1,240,575 of cash from operating activities for the nine months ended September 30, 2004 and 2003 respectively. The use of cash was mainly attributable to the additional amounts used in other receivables. It was also due to the increase in trade receivables as a result of company growth and acquisition.

      Net cash used in investing activities was $655,164 during first nine months of 2004 while the net cash provided by investing activities during the same period of 2003 was $467,737. During the first nine months of 2004, we used $291,585 to acquire plant and equipment to improve our office facilities and IT system. We also used $246,493 to acquire a 35% equity investment in Shanghai Air Cargo Ground Handling Services Ltd., as well as the deposits of a potential equity investment in United States and joint venture in Hong Kong SAR.

      Net cash provided by financing activities was approximately $4,677,031 and $1,007,972 for the period ended September 30, 2004 and 2003 respectively. During the first three quarters of 2004, the Company made payments on short-term debt to banks of $510,879 and principal payment under capital lease obligations of $36,086. At the same time the Company also issued $5 million of its Series A Convertible Preferred Stock and detachable stock warrants.

      Working capital was $7,554,172 (inclusive of restricted cash of approximately $5.58 million) and $1,850,649 as of September 30, 2004 and December 31, 2003 respectively. We believe that we will be able to rely on cash flow from operations for short-term liquidity and have adequate liquidity to satisfy our material commitments for the twelve months after September 30, 2004. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs, if any.

      We intend to continue our expansion plans through a mixture of organic growth and acquisitions. Future acquisitions will focus on companies that serve as freight forwarders in key markets or offer services (such as customs brokerage) that complement our existing services. We intend to achieve organic growth through the newly acquired subsidiary, Paradigm International Inc. in Latin America, and joint ventures in the PRC, and through a major marketing campaign through the Indian subcontinent, including India, Sri Lanka and Bangladesh. In order to achieve this goal, we will be required to raise a certain amount of capital. To a certain extent, these activities will have a significant impact on both liquidity and capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

      From time to time, we have entered into various contractual obligations, which may be summarized as follows:


                                                                 PAYMENTS DUE BY PERIOD
                                        ------------------------------------------------------------------------
   CONTRACTUAL OBLIGATIONS                  TOTAL       LESS THAN 1     1-3 YEARS    4 - 5 YEARS    THEREAFTER
                                                           YEAR

            Finance lease Obligations   $    143,110   $     66,755   $     76,355   $         --   $         --

            Operating Leases               1,494,676        538,997        908,844         46,835             --

            Cargo Space Commitments        6,679,255      6,679,255             --             --             --

            Material Employment              623,750        499,000        124,750             --             --
            Agreements

      We have finance lease obligations of $143,110 as of September 30, 2004, of which $66,755 is repayable within one year, and $76,355 is repayable after 1 year.

      The amount due to a director, totaling $8,911, represents amount due to Alfred Lam.

      Debts maturing within one year amounted to $52,338.

      We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong and China. The total outstanding lease commitments under non-cancelable operating leases are $1,494,676 as of September 30, 2004. The current portion of these commitments of $538,997 is payable within one year.

      We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of September 30, 2004, the amount outstanding for such commitments to be entered into in 2004 was approximately $6.68 million.

      In connection with the acquisition of Airgate International Corporation, we also entered into three-year employment agreements, dated April 30, 2002, with Mr. Turner and Mr. Zambuto, respectively, as described in a Current Report on Form 8-K filed on May 14, 2002. Under these agreements, we agreed to pay each of them an annual base salary of $249,500 per annum commencing January 1, 2003, and for each year thereafter during the term of their employment agreements. As of September 30, 2004, our commercial commitments may be summarized as follows:


OTHER COMMERCIAL                    TOTAL AMOUNTS       AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
COMMITMENTS                         COMMITTED
--------------------------------------------------------------------------------------------------
                                                       LESS THAN 1 YEAR                 1-3 YEARS
            Line of credit          $      2,500,000   $      2,500,000          $      --
            Overdraft                      1,343,371          1,343,371                 --
            Invoice Trust Receipt          2,195,859          2,195,859                 --
            Income tax loan                   52,338             52,338                 --
            Guarantees by bank               602,564            602,564                 --
            Other long-term loans             69,869                 --             69,869

      As of September 30, 2004, to finance our working capital, our available banking facilities consisted of approximately $11,000,000 that were obtained from creditworthy commercial banks in Hong Kong and $2,500,000 from a bank in the U.S. As of that date, the total amount of bank credit facilities utilized was $6,039,230. This was made up of (i) $1,343,371 of overdrafts; (ii) $2,195,859 of invoice trust receipts and (iii) $2,500,000 line of credit. In addition to the credit facilities, the Company has a $52,338 Income Tax Loan outstanding as of September 30, 2004. Moreover, there is $602,564 of bank guarantees for granting credit facilities to a subsidiary for airfreight payment. While these banks are not obligated to advance any further funds to us, we believe that absent any significant downtrend in business, these sources of credit will continue to be available to us.

      In relation to the acquisition of AGI Freight Singapore Pte Limited, the Group has long-term liabilities from its minority shareholders amounting to $69,869, of which $11,645 is bearing an interest of 6% per annum and $58,224 is interest fee. Neither amount will be repaid within one year.

OUTLOOK
      Despite a global economic downturn, we believe the following factors may have a positive impact on our future results of operation and our financial conditions:

CHINA'S INCREASED EXPORTS
      According to a recent research report issued by Barrow Street Research, Inc. (The "Barrow Report") between 1990 and 2003, China's total exports have grown eight times to over $380 billion. China's share of global exports is anticipated to reach 6% in 2003, a 54% growth from 2000. The Barrow Report also states that China accounted for 16% of the growth in the world economy, ranking second only to the U.S. The rising trading power of China has been especially important for transportation companies. With extensive operational centers based in Hong Kong and South China, management believes that the Company is well positioned to take advantage of this rapid growth in trade.

CLOSER ECONOMIC PARTNERSHIP ARRANGEMENT

      The Closer Economic Partnership Arrangement ("CEPA"), that was signed on September 29, 2003, originally focused on stimulating and enhancing Hong Kong's economic recovery. In theory, CEPA significantly lowers the barriers for Hong Kong enterprises to tap the Mainland China market.

      Under the CEPA, Hong Kong companies are permitted to set up wholly owned enterprises in Mainland China to provide logistics services and related consultancy services for ordinary road freight, and participating in the management and operation of logistics services through electronic means. It also permits freight forwarding agents to operate in Mainland China on a wholly owned basis a full two years ahead of China's WTO entrance timetable, for which such agents can also enjoy national treatment in respect of the minimum registered capital requirement. In addition, tariff cuts are expected to boost trade. The Development Research Centre of the State Council has forecast that WTO membership could lead to an extra 2.4% in annual export growth. The U.S. International Trade Commission, who is working with China's April 1999 accession offer, forecast that total exports would rise 10.1% once tariff cuts are fully implemented. After taking into account the secondary growth effects, the boost to export growth is 12.1%. These estimates ignore the additional impacts on removal of non-tariff barriers and liberalization of trade in services. In terms of economic benefits, the CEPA has good potential to open up many new business opportunities in Mainland China for Hong Kong. Although it is difficult to quantify the potential benefit we may enjoy from CEPA, through our Hong Kong-based AGI Logistics (HK) Ltd, Shenzhen Careship Transportation Limited, as well as AGI China Ltd, we believe that we can realize the "first mover" advantage. That is, we believe that our Hong Kong based subsidiaries can benefit from CEPA because we have the experience in doing business in China and we believe we are knowledgeable in China's regulations and business practices. We also believe that our existing offices in Hong Kong and Mainland China can respond more quickly than other U.S. freight forwarders to the ongoing developments in China.

OUTSOURCING OF NON-CORE ACTIVITIES
      More and more companies outsource freight forwarding, warehousing and other supply chain activities so that they may focus on their respective core competencies. Companies are increasingly turning to freight forwarders and logistics and supply chain management providers to manage their purchase orders, which can assure a timely delivery of products at a lower cost and at higher efficiency than if these functions were performed themselves.

GLOBALIZATION OF TRADE
      As the barriers of international trade are gradually reduced, international trade will similarly increase. In addition, companies are increasingly sourcing the supplies and raw materials from the most competitive suppliers throughout the world. This form of sourcing could also lead to an increase in volumes of trade.

INCREASE IN NEED FOR TIME-DEFINITE DELIVERY
      The demand for just-in-time and other time definite delivery has increased as a result of the globalization of manufacturing, more implementation of demand-driven supply chains, shorter production cycles and the increasing value of individual shipments.

A SHIFT TOWARDS A DECREASING NUMBER OF GLOBAL SUPPLY CHAIN MANAGEMENT PROVIDERS
      Companies are reducing the number of freight forwarders and supply chain management providers with which they are working so that they can concentrate on a limited number of providers who are familiar with their requirements, processes, and procedures, and who can develop the long-term partner relationship. As a result, those freight forwarders which are globally integrated and are able to provide a full complement of services, including pick-up and delivery, shipment via air, sea and land, warehousing and distribution and customs brokerage, are well positioned to gain from this shift.

EXPIRATION OF GARMENT QUOTA IN 2005

      The garment quota in the U.S will expire in 2005. With the expiration of this garment quota, exporters are uncertain of the business environment and as a result, the Company anticipates that garment exporters will attempt to increase their sales and exports in 2004 before the quota expires, which has a potential for an increase in the volume of trade.

ITEM 2A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

      - FOREGIN EXCHANGE RISK
      The Company conducts business in many different countries and currencies. The Company's business often results in revenue billings issued in a country and currency, which differs from that where the expenses related to the service are incurred. This brings a market risk to the Company's earnings. Foreign exchange rates sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical change in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. As one of the major subsidiaries uses the Hong Kong Dollar (HKD), which has been linked to the U.S. Dollar at a rate of HKD7.8 to USD1, as its functional currency, there has been no material change in the Company's foreign exchange risk exposure. However, if HKD was unlinked to the US Dollar, an average 10% weakening of the U.S. Dollar, throughout the period ended September 30, 2004, would have had the effect of raising operating income approximately $108,000. An average 10% strengthening of the U.S. Dollar, for the same period would have had the effect of reducing operating income by approximately $88,000. The Company currently does not utilize any the derivate financial instruments or hedging transactions to manage foreign currency risk.

      - INTEREST RATE RISK
      The Company does not currently utilize derivative financial instruments to hedge against changes in interest rates. At September 30, 2004, the Company had cash and cash equivalents and restricted cash of $7.6 million and short-term borrowings of $6.6 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings. In management's view, there has been no material change in Company's market risk exposure between 2003 and 2004.

ITEM 3.           CONTROLS AND PROCEDURES

      The Registrant's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004 (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Registrant's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Registrant that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In March 2004, the Company filed a complaint (the Complaint") in the United States District Court for the Southern District of New York, captioned Pacific CMA, Inc. and Alfred Lam a/k/a Alfred Lam King Ko v. Frascona, Joiner, Goodman and Greenstein, P.C., Gary S. Joiner, Thomas K Russell and John Does 1-10 (Case No. 04 CV 2213 (NRB)) (the "Action"). In the Complaint, the Company alleged various violations of the anti-fraud provisions of the Federal
Securities Laws involving the purchase and sale of securities against the defendants including, but not limited to, the Company's prior counsel, as well as breaches of fiduciary duty by that counsel.

      First Settlement Agreement. Pursuant to the First Settlement Agreement by and between the Company and certain defendants (the "First Settlement
Agreement"), in exchange for the Company agreeing to dismiss the Action solely against each of the settling defendants, the settling defendants agreed to return to the Company and/or Mr. Lam, an aggregate of 725,000 shares of the Company's common stock held by such persons, and the Company agreed to register for resale under the Securities Act of 1933, as amended (the "Act"), the remaining aggregate 660,000 shares of common stock held by such persons. Under the First Settlement Agreement, however, such 660,000 shares of common stock are subject to a lock-up agreement providing that such persons may not sell, transfer or otherwise dispose of any of such 660,000 shares until the registration statement covering such 660,000 shares became effective on August 3, 2004 by the Securities and Exchange Commission (the "Commission") and then following August 3, 2004, such persons only may sell ten (10%) percent of their aggregate holdings (66,000 shares) every thirty days.

      Second Settlement Agreement. We have now entered into a settlement agreement with the remaining defendants in the Action (the "Second Settlement Agreement"), in exchange for the Company agreeing to dismiss the Action against the remaining defendants, these remaining defendants agreed to return to the Company and/or Mr. Lam, an aggregate of 36,848 shares of the Company's common stock held by such person, and the Company agreed to register for resale under the Act, the remaining aggregate 103,739 shares of common stock held by such persons. Under the Second Settlement Agreement, however, such 103,739 shares of common stock are subject to a lock-up agreement providing that such persons may not sell, transfer or otherwise dispose of any of such 103,739 shares until the date a registration statement covering such 103,739 is declared effective (the "Effective Date") by the Commission and then following the Effective Date, one such settling defendant, Gary S. Joiner, has agreed to sell up to an aggregate of 5,200 shares of Common Stock every thirty (30) days, commencing with the thirty-first day after the registration statement becomes effective. The settling defendants may elect, in certain circumstances, obtain at their own cost and expense, an opinion of counsel permitting the sale of the shares under the Act and the Company has agreed not to object to or prevent such sale provided the sale is not in contravention of any applicable law, rule or regulation.

      The Complaint has now been dismissed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.    OTHER INFORMATION

      None

ITEM 6.    EXHIBITS

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

      (b)   Reports on Form 8-K

      Duringthe fiscal quarter covered by this Report, the Registrant filed the following Reports on Form 8-K:

      Event Date          Filing Date       Items in Form 8-K Reported Upon
      ----------          -----------       -------------------------------

      October 27, 2004    October 28, 2004          5, 8.01 and 9.01

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PACIFIC CMA, INC.


Date:  November 12, 2004      By: /s/Alfred Lam
                                  ----------------------------------------------
                                    Name:   Alfred Lam
                                    Title:  Chairman of the Board of Directors
                                            (Principal Executive Officer)


Date:  November 12, 2004      By:/s/Bill Stangland
                                 -----------------------------------------------
                                    Name:   Bill Stangland
                                    Title:  Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)