Form 10-K
period 2004-12-31
PACIFIC CMA INC
filed 2005-03-31
CIK 1071775

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

                                       OR

      [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-27653

                               PACIFIC CMA, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

            Delaware                                 84-1475073
  -------------------------------          --------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)


  c/o Airgate International Corp.
  153-04 Rockaway Blvd.
  Jamaica, New York                                    11434
  ------------------------------                 ------------------
  (Address of principal executive offices)           (Zip Code)

                                 (212) 247-0049
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                Name of each Exchange
          Title of Each Class                    on which registered
----------------------------------------        -----------------------
Common Stock, par value $0.001 per share        American Stock Exchange


    Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the common equity of the registrant held by non-affiliates as of March 15, 2005, was approximately $24,762,150, as computed by reference the price of the common stock as reported as last sold on the American Stock Exchange on such date. As of March 15, 2005, the number of issued and outstanding shares of common stock of the registrant was 26,342,713.

                                PACIFIC CMA, INC.

                                    FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 2004

Item Number in
Form 10-K                                                                              Page

                                     PART I

1    Business............................................................................3
2.   Properties.........................................................................22
3.   Legal Proceedings..................................................................23
4.   Submission of Matters to a Vote of Security Holders................................23

                                 PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters and
     Issuer Purchases of Equity Securities..............................................24
6.   Selected Financial Data............................................................30
7.   Management's Discussion and Analysis of Financial Condition and Results of
     Operation..........................................................................32
7A.  Quantitative and Qualitative Disclosure About Market Risk..........................52
8.   Financial Statements and Supplementary Data........................................53
9.   Changes in and Disagreements With Accountants on Accounting and Financial
     Disclosure.........................................................................53
9A.  Controls and Procedures............................................................54
9B.  Other Information..................................................................54

                                PART III

10.  Directors and Executive Officers of the Registrant.................................55
11.  Executive Compensation.............................................................58
12.  Security Ownership of Certain Beneficial Owners and Management.....................58
13.  Certain Relationships and Related Transactions.....................................59
14.  Principal Accountant Fees and Services.............................................60

                                 PART IV

15.  Exhibits, Financial Statement Schedules............................................61



THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS - A NOTE ABOUT FORWARD LOOKING STATEMENTS."

                                     PART I

ITEM 1.  BUSINESS

         Pacific CMA, Inc. ("us," "our," "we," the "Company" or "Pacific") is a global, non-asset based logistics/freight forwarder providing supply chain logistics services. We coordinate the shipping and the storage of raw materials, supplies, components and finished goods by air, sea, river, rail and road. We are capable of handling all types of cargo including garments on hangers, refrigerated cargo, hazardous materials as well as perishable goods. Most of our revenue is derived from airfreight and ocean freight forwarding services for which we are paid on a transactional basis.

         As of December 31, 2004, we maintained approximately 208 cargo agents located in 92 countries and 203 cities serving major gateways worldwide.

         Our current business was formed from a base of two freight forwarders, AGI Logistics (HK) Ltd. and Airgate International Corp. ("Airgate") which were acquired in 2000 and 2002, respectively. Our business is managed from our principal support group offices in New York and Hong Kong.

         We are a Delaware corporation with our principal offices located at 153-04 Rockaway Boulevard, Jamaica, New York 11434, Tel. 718-949-9700 and Unit D, 11/F, Garment Centre, 576-586 Castle Peak Road, Cheung Sha Wan, Kowloon, Hong Kong, Tel. 011-852-2953-0288. Our web sites are: www.pacificcma.com, www.agihk.com and www.airgatecorp.com. Information on our websites do not constitute part of this Annual Report.

General

         We do not own or operate any aircraft, ships, river barges or railroads, instead using commercial freight air carriers, ships, river barges and railroads to provide the transportation services for freight forwarding. Normally we arrange to pick up, or arrange for the pick up of a shipment at the customer's location and deliver it directly to the commercial carrier. The commercial carrier delivers it to the selected destination airport, shipping warehouse, ship, or railway station. We then pick up the shipment and deliver it or have it delivered to the recipient's location.

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

         We are members of the International Air Transport Association, Hong Kong Association of Freight Forwarding Agents Ltd., and an associated member of the International Federation of Freight Forwarders Association and have two main operational offices -- one in New York and one in Hong Kong.

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

         o Deal with break-bulk, (i.e., consolidation and deconsolidation) of various shipments, customs brokerage and clearance, local delivery services; and

         o Handle routing of orders from an overseas country to the United States, China and Hong Kong.

         We provide these agency offices with the following services, among others:

         o        Handle export cargo from the United States, China and Hong
                  Kong;

         o Provide local pick up and transshipment via Hong Kong rail/sea/air terminals and from origins in the United States;

         o        Handle import cargo from overseas;

         o Deal with break-bulk, documentation, and customs brokerage and clearance; and

         o        Provide warehousing and storage.

         Our branch offices in Chicago, Shanghai, Futian, Chongqing, Tianjin, Hong Kong airport and Guangzhou are responsible for providing a number of services. Their primary function is to provide sales and customer service in a specified market or airport city. Branch offices utilize our billing and accounting software, which allows each branch office to transmit customer billing and account information to our administrative offices for billing to the customer. We also provide services through our subsidiaries in Miami (Paradigm International, Inc. and Singapore (AGI Freight Singapore Pte. Limited). During 2004, we acquired 100% and 60% of the outstanding common stock of Paradigm International, Inc. and AGI Freight Singapore Pte. Limited, respectively. Both of these subsidiaries are also non-asset based freight forwarders. In August 2004, Paradigm International, Inc. established a Los Angeles, California branch office and does business there under the name of Paradigm Global Logistics.

The difference between Pacific and other United States based logistics forwarders.

Pacific, as a freight forwarder, is distinguished from other United States based logistics forwarder in the following ways:

1.       Credit Risk

         In the United States, based upon our experience in the industry, it is standard practice for importers on the East Coast of the United States to expect thirty days from the time cargo has been delivered before invoices are due. On the West Coast of the United States, payments are made prior to the delivery of the goods. Because the vast majority of our business is to the East Coast of the United States, we maintain tight credit controls and monitor the receivables from our customers.

         The majority of United States freight forwarders are non-asset based companies and as other non-assets based businesses, find it difficult to obtain financing from banks and therefore often have liquidity problems. This, in turn, often results in delayed remittance to their overseas cargo agents, and it is not uncommon that payments are delayed for more than ninety days, requiring us to finance the payments. This clearly presents freight forwarders with significant liquidity challenges and requires us to seek bank lines to finance our receivables. We also face this problem. Most freight charges are incurred and paid in Asia. This also increases our risk (in addition to the risk we already bear because we have paid the carrier in advance) as not only do we have the risk that the importer in the United States will not pay us, but we also have the risk of non-payment by the cargo agent. This occurs if the importer pays our United States cargo agent who does not remit our portion on a timely basis.

2. Inventory Risk - Substantially all of our shipping costs are incurred under "space contracts."

         Our bank facilities are almost exclusively used to buy space from air and sea carriers, as we must pay the carriers promptly to ensure our continued ability to operate.

         One of the banking facilities provides bank guarantees to certain carriers. These guarantees are similar to letters of credit issued on our behalf to shippers to assure the payment of minimum space commitments. We pay interest on the notional amounts of the guarantees.

         Unlike other United States logistics companies, we carry a high amount of inventory risks. We have to pay not only for the guarantees we have to put up to the carriers, we also have to pay the carriers, even if we do not have any cargo, as we have guaranteed to pay for an agreed amount of cargo space every week. We are not able to ask our customers to make these guarantees and, accordingly, we assume all of the risks.

         Our main operating subsidiary, AGI Logistics (HK) Ltd., is based at the world's busiest sea freight port and airport and we believe it is different than other cities world-wide, as the demand for space is usually greater than the supply. This makes it unique in the sense that without space contracts it would be nearly impossible to operate competitively, and it would be nearly impossible to obtain space.

         In Hong Kong, we also have what is termed a "Peak Season," from August to November of each year, where both sea freight and airfreight rates increase drastically, due to an even tighter supply of space. If we did not have space contracts, it would be virtually impossible for us to get space from any airline or shipping line, and the rates would be significantly higher.

         We derive significant revenue from consolidation of cargo on airline pallets. We always seek to build a perfect mix of light and heavy cargo which ensures the weight capacity as well as the cubic capacity is used to the maximum.

         We also receive cargo from other freight forwarders that do not have their own space allocation and co-load with us. If we do not have enough cargo to fill the containers, our sales staff contacts other freight forwarders in an effort to obtain additional cargo to fill these containers. On the other hand, when we do not have enough space for the cargo delivered to our warehouses, we will buy pallet space from another freight forwarder and then load our cargo in the pallet and ship the pallet to our offices in the United States or to one of our cargo agents elsewhere in the world.

         For sea freight, we also commit and guarantee to ship a certain number of sea freight containers with a specific shipping line and negotiate a contract price. The more containers we have under the contract, the more competitive the price will be. If we do not ship the contracted numbers of containers, we will be charged a penalty (dead freight). Sea freight is generally in full container loads, but we also consolidate containers with smaller consignments and "build" container loads to major gateways across the world.

         Hong Kong also differs from any other port or airport, as it takes many years to receive an allocation of space from an airline or shipping line. It is a constant task negotiating for additional space with carriers, as the more contracted space we have, the lower the price we pay to the carrier. To buy space on the open market or from an Airline Appointed Agent (general sales agents specializing in selling or promoting a particular airline's cargo services) is substantially more expensive, but sometimes we are required to pay a higher price, although we are unable to pass the rate increase onto our customers, and we must to move the cargo at a loss, if we want to retain the customer.

         We also charter aircraft when it is impossible to get extra or enough space from an airline and there is a risk that we will be unable to secure sufficient cargo to fill the aircraft. The time between our receiving an order and securing an airplane for charter and the actual flight date is very short and we have to make sure we can get enough business to fill up the charter aircraft. As a Boeing 747 can cost between $350,000 to $700,000 to charter between Hong Kong and any United States city, depending on the season, we do run a very substantial risk, but ultimately, it is our business skill in being able to predict the amount of business that we are likely to obtain for that week's flight that determines if we will pay for an aircraft or turn a profit. For charter flights, we are required to pay in full when signing the agreement.

         Our losses from having to absorb committed space without having goods to ship has not been significant. We believe this is primarily due to the following three factors:

         o We believe we are effective in gauging customer demand and availability of space.

         o The uniqueness of Hong Kong as our principal place of business and the fact that demand for shipping space exceeds supply; and

         o Our arrangements with others in the freight forwarding business who absorb our excess capacity.

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

         The three factors described above are the reasons that we believe we are different from United States based freight forwarders.

Operations in United States, Hong Kong and China

UNITED STATES. As a result of our acquisition of Airgate, a significant portion of our operations is now taking place in New York where the focus of operations is importing goods from the Far East. We have our own bonded warehouse where we do daily deconsolidation of cargo. In June 2002 we opened a small branch office in Chicago. The USA offices are licensed by International Air Transport Association and the Federal Maritime Commission.

HONG KONG. Hong Kong is not subject to the laws of Mainland China. Hong Kong still follows the common law system. Under the Basic Law of Hong Kong, a mini-constitution codified prior to the return of Hong Kong to China, Hong Kong will continue to have, until 2047, the same political, economic, and legal system it enjoyed under the British administration. Although there is no certainty as to the future, we believe that the autonomy of Hong Kong as a special administrative zone of China has been respected by China to date.

CHINA. We have branch offices in China, Chongqing, Tianjin, Yantian, Guangzhou and Shanghai. We have no direct investment in China by way of joint venture or wholly foreign owned operation. We receive all payments for our services in Hong Kong.

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

         We have approximately 208 overseas agents, many of whom have offices in cities such as London, Hamburg, Los Angles, Tokyo, Seoul, Taipei and Sydney. As a result, we are represented by more than one agent in many cities and do not generally need to rely on a single agent in any one city.

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

         One (1) client accounted for approximately 12% and 14% of our freight forwarding income for the twelve (12) months ended December 31, 2004 and 2003, respectively. Another client accounted for approximately 10% of our freight forwarding income for the twelve (12) months ended December 31, 2004. The loss of one or more of our major customers could have a material adverse effect on our freight forwarding income, business and prospects.

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

         During our fiscal year ended December 31, 2004, we served more than 4,000 customers, of whom over 1,000 have maintained regular business dealings with us over the past year.

         We have a broad customer base that buys or sells merchandise such as garments, hair care products, toys, electronics parts and appliances. We believe one of the benefits arising from our broad customer base is that we have acquired extensive experience in accommodating the requirements of different customers in dealing with a great variety of products. The diversity in the mix of cargo enhances the ability to achieve economies of scale.

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

EMPLOYEES

         As of December 31, 2004, we had 193 employees, all of whom were employed on a full-time basis including 28 executives, 30 sales, 23 administrative persons, 101 clerical persons and 11 warehouse men. We are not a party to a collective bargaining agreement with our employees and we believe that our relationship with our employees is satisfactory.

RECENT DEVELOPMENTS

         During the first quarter of our fiscal year ended December 31, 2004, we changed our state of incorporation from the State of Colorado to the State of Delaware. Other than changing our state of incorporation to the State of Delaware, the reincorporation, we believe, had no other material effect on our business and/or operations.

         In April 2004, we sold to two institutional investors $3,000,000 aggregate amount of our 6% Series A Convertible Preferred Stock (the "A Preferred Stock"). In this April 2004 offering, we also issued to the investors warrants (the "Warrants") to purchase 937,500 shares (the "Warrant Shares") of our common stock at per share exercise prices of $1.76 for 468,750 shares to $2.00 for 468,750 shares. In connection with this April 2004 Offering, we paid commissions of seven (7%) percent of the gross cash proceeds raised and issued warrants to purchase145,833 shares of our common stock to an entity believed to be a registered broker/dealer.

         In May 2004, we sold to one of the foregoing institutional investors $2,000,000 aggregate amount of our A Preferred Stock. We also issued to that investor Warrants to purchase 625,000 Warrant Shares of our common stock at per share exercise prices of $1.76 for 312,500 shares and $2.00 for 312,500 shares. In connection with the May Offering, we paid commissions of eleven (11%) percent of the gross proceeds raised and issued warrants to purchase 70,000 shares of our common stock to an entity believed to be a registered broker/dealer.

         For further information concerning the foregoing offerings, see "Item
5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Recent Sales of Unregistered Securities."

         In April 2004, we acquired Paradigm International, a Miami, Florida logistic service provider that had been privately held. This acquisition was made to strengthen our presence in Latin America.

         In July 2004, we acquired a majority (60%) interest in AGI Freight Singapore Pte Limited, a Singapore based logistic service provider that had been privately held. This acquisition was made to strengthen our presence in Southeast Asia.

         In August 2004, Paradigm International, Inc. established a Los Angeles, California branch office and does business there under the name of Paradigm Global Logistics.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of the of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. Such statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "should," "would," "could," and "may." In addition, we may from time to time make such written or oral "forward-looking statements" in future filings with the Securities and Exchange Commission (the "Commission") (including exhibits thereto), in our reports to stockholders, and in other communications made by or with our approval. These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely affected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described below under "Risk Factors" and elsewhere in this Form 10-K.

                                  RISK FACTORS

         You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. In any case, the value of our common stock could decline. To the extent any of the information contained in this Annual Report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows. See also, "A Note About Forward-Looking Statements."

            Certain Risks Related to Operating an Investment Business Particularly in Hong Kong and the Peoples Republic of China ("China")

We are subject to international economic and political risks, over which we have little or no control.

         A significant portion of our business is providing services between continents, particularly between North America and Asia. Further, our main operating subsidiary, AGI Logistics (HK) Ltd., conducts operations in the Far East, including China and Hong Kong. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and other unforeseeable risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practice in time to avoid the adverse effect of any of these changes. For example: (a) following the events of September 11, 2001, airlines charged additional costs such as fuel, insurance and war risk surcharges, that are generally passed on to shippers and consignees, increasing their shipping costs, resulting in a reduction in our customers' shipping incentive and increasing our rate of order cancellation; and (b) in March of 2003, the World Health Organization received reports of "Severe Acute Respiratory Syndrome" ("SARS") in various parts of the world that caused airlines to reduce capacity and that, in turn, adversely effected external trade from Hong Kong and the Pearl River Delta Region of China. Our operations were adversely effected by the events of September 11, 2001 and the SARS health issue.

We may be unable to adapt to the challenges posed by competing in a changing international environment.


         Doing business outside the United States subjects us to various challenges. See "-We are subject to international economic and political risks, over which we have little or no control." We have no control over most of these challenges and may be unable to anticipate and/or adapt to changes in international economic and political conditions and, therefore, may be unable to avoid the adverse effect of any of these changes.

The political uncertainty in Hong Kong and China makes it difficult to develop any long range business planning.

         The transition of Hong Kong's governance from Great Britain to China has resulted in uncertainty regarding the extent to which China intends to impose and enforce its laws and business practices in Hong Kong. In addition, China itself is just beginning to open its doors to foreign businesses and private ownership of companies and businesses within China. There is no guarantee that China will continue these progressive reforms or that they maintain the ones they have currently. Further, there is no guarantee that China will permit Hong Kong to continue as a semi-independent entity. AGI Logistics
(HK) Ltd. relies heavily on business to and from China and Hong Kong. Any change in the political climate in this region may make it more difficult for us to continue operations in that region.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.


         At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between these two countries, whether or not directly related to our business, could adversely effect the market price of our common stock.

The Chinese government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our investment in that country.

         Our business is subject to significant political and economic uncertainties and may be adversely effected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

         Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment in us.

A lack of adequate remedies and impartiality under the Chinese legal system may adversely impact our ability to do business and to enforce the agreements to which we are a party.

         We periodically enter into agreements governed by Chinese law. Our business would be materially and adversely effected if these agreements are not respected. In the event of a dispute, enforcement of these agreements in China could be extremely difficult. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have little precedential value. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the government's experience in implementing, interpreting and enforcing these recently enacted laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is uncertain. Furthermore, enforcement of the laws and regulations may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. These uncertainties could limit the protections that are available to us.

Fluctuations in exchange rates could adversely affect our results of operations and financial condition.

         Though we use the United States dollar for financial reporting purposes, many of the transactions effected by our subsidiary AGI Logistics (HK) Ltd., are denominated in Hong Kong dollars. Although the value of Hong Kong dollar is currently linked to United States dollar, no assurance can be given that such currencies will continue to be linked, and that if such link is terminated, the exchange rate of the Hong Kong dollar may fluctuate substantially against the United States dollar. Because we do not currently engage in hedging activities to protect against foreign currency risks and even if we chose to engage in such hedging activates, we may not be able to do so effectively, future movements in the exchange rate of the Hong Kong dollar could have an adverse effect on our results of operations and financial condition.

We are dependent on third parties for equipment and services essential to operate our business and we could lose customers and revenues if we fail to secure such equipment and services.

         We rely on third parties to transport the freight we have agreed to forward. Thus our ability to forward this freight and the costs we incur in connection therewith is dependent on our ability to find shippers willing to ship such freight and at favorable prices. This in turn, depends on a number of factors beyond our control, including availability of cargo space (which depends on the season of the shipment, the shipment's transportation route, the number of transportation providers and availability of equipment). An increase in the cost of cargo space, due to shortages in supply, increases in fuel cost or other factors, would increase our costs and reduce profits, especially, as has occurred in the past, if we are unable to pass the full amount of increased transportation costs to the customer.

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

         Our business, as is true generally in the freight forwarding industry, is seasonal; the first quarter of the calendar year has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. Significant portions of our revenues are derived from customers in industries such as apparel and hair product industries, whose shipping patterns are tied closely to consumer demand. To the extent that the principal industries we serve experience cyclical fluctuations, our operating results will be effected by such fluctuations.

No ongoing contractual relationship with our customers.

         We have a very broad and varied customer base. In our fiscal year ended December 31, 2004 ("Fiscal 2004"), we transacted business with more than 2,500 customers. However, our customers wish to remain flexible in choosing freight forwarders and prefer to avoid contractual commitments so that they are able to select and to change forwarders at any time on the basis of competitive rates and quality of service. Therefore, we render freight forwarding services to our customers on a transaction by transaction basis, rather than under the terms of any type of on-going contractual relationship. We have one customer that increased its business with us during our three fiscal years ending December 31, 2004 by moving some of its cargo from another agent to us. In Fiscal 2004, Fiscal 2003 and Fiscal 2002, this customer represented approximately 12%, 14% and 12%, respectively, of our total revenue, but we still only handle part of the business of this customer. There is no guarantee that we will retain this customer's business.

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

We do business with our competitors.

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

We are dependant on our overseas agents and their quality of services.

         As a portion of our business is also derived from customers that are handled by our overseas agents, this presents risk for us, since we cannot control the level of service which is provided by our overseas agents and we risk losing business as a result of problems that customers may encounter in dealing with these agents.

Our freight forwarding income could be reduced by the loss of major customers.

         One client accounted for approximately 12% and 14% of our freight forwarding income for Fiscal 2004 and Fiscal 2003, respectively. Another client accounted for approximately 10% of our freight forwarding income for Fiscal 2004. The loss of one or more of our major customers could have a material adverse effect on our freight forwarding income, business and prospects.

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

Growth through acquisitions poses the risks that we may be unable to identify, make and successfully integrate acquisitions that could adversely effect our profitability.

         We may choose growth through acquisitions, to maintain or improve our competitive position in the industry, which rewards economies of scale.

         Identifying, acquiring and integrating businesses requires substantial management, financial and other resources and may pose risks with respect to customer service market share and dilution of our investors' ownership interests in the event we make acquisitions through the issuance of securities. Further, acquisitions involve a number of special risks, some or all of which could have a material adverse effect on our business, financial condition and results of operation. These risks include:

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

         No assurance can be given that any acquisition will be completed, or that such acquisition will increase our earnings and not dilute our investors' ownership interests in us. If we do not grow through acquisitions and/or through internally generated growth, our competitive position may weaken due to the economies of scale (including greater pricing power) that our competitors will have.

We may make acquisitions without stockholder approval.

         If we decide to make any acquisitions, we will endeavor to evaluate the risks inherent in any particular acquisition. However, there can be no assurance that we will properly or accurately ascertain all such risks. We will have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates and in deciding if they should be acquired for cash, equity or debt, and in what combination of cash, equity and/or debt.

         We will not seek stockholder approval for any acquisitions unless required by applicable law and regulations. Our stockholders will not have an opportunity to review financial and other information on acquisition candidates prior to consummation of any acquisitions under almost all circumstances.

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

         Certain aspects of the freight forwarding industry involve significant credit risks. It is standard practice for importers on the east coast of the United States to expect freight forwarders to offer thirty days credit on payment of their invoices from the time cargo has been delivered for shipment. Since the majority of our business is to the east coast of the United States, competitive conditions require that we offer thirty days credit to our customers who import to the east coast of the United States. In order to avoid cash flow problems we attempt to maintain tight credit controls and avoid doing business with customers we believe may not be creditworthy. However, there is no assurance that we will be able to avoid periodic cash flow problems or that we will be able to avoid losses in the event customers to whom we have extended credit either delay their payments to us or become unable or unwilling to pay our invoices after we have completed shipment of their goods.

We incur significant inventory risk because substantially all of our shipping costs are incurred under space contracts and guarantees.

         Substantially all of our shipping costs are incurred under space contracts pursuant to which we agree in advance to purchase cargo space from air and sea carriers or guarantee a minimum volume of shipments per week. We are required to pay for the guarantees and for the purchase of this cargo space even if we do not have cargo from our customers to fill the space. In the past we have been able to minimize any losses from this aspect of our business by seeking to carefully gauge customer demand and the availability of shipping space, by conducting significant operations in Hong Kong where the demand for shipping space generally exceeds supply, and by making arrangements with other freight forwarders to absorb excess capacity. However, there is no assurance that we will be able to avoid such losses in the future as a result of being required to absorb the cost of committed space without having goods to ship on behalf of our customers.

If our insurance coverage is not sufficient to cover us from liability claims arising from accidents or claims, we may incur substantial unanticipated expenses.

         Freight that we forward may be damaged or lost during the shipping process. Furthermore, we may forward hazardous materials which may, if handled improperly, harm people and property. Though we carry $250,000 freight service liability and $250,000 third party liability insurance on every single handled shipment, claims for injuries to persons or property may exceed the amount of our coverage. There is the risk that our liability coverage could be inadequate to cover consequential losses, business interruptions, delays, misdeliveries, customs fines or penalties and uncollected freight that are limited to $250,000 for any one loss and in the aggregate in any one policy year.

                     Risks Relating to Us and Our Securities

The loss of key personnel may impede our ability to compete effectively.

         Our success is dependent on the efforts of Alfred Lam, Scott Turner and Kaze Chan who serve as our Chairman, President and Executive Vice President, respectively. We do not maintain key person life insurance on any of these individuals. In addition, there is significant competition for qualified personnel in our industry and there can be no assurance that we will be able to continue to attract and retain the necessary personnel. We are dependent on retaining our current employees, many of whom have developed relationships with representatives of carriers and customers, relationships which are especially important in a non-asset based logistics provider such as ourselves. Loss of these relationships could have a material adverse effect on our profitability.

Control by Alfred Lam; Potential Conflict of Interests.

         Alfred Lam, our Chairman of the Board, Director and Treasurer, as a practical matter, is able to nominate and cause the election of all the members of our Board of Directors, control the appointment of our officers and our day-to-day affairs and management of our Company. Mr. Lam beneficially owns approximately 68% of our issued and outstanding voting securities. As a consequence, Mr. Lam can have the Company managed in a manner that would be in his own interests and not in the interests of the other stockholders of the Company.

You may experience difficulties in attempting to enforce liabilities based upon United States federal securities laws against AGI Logistics (HK) Ltd. and its non-United States resident directors and officers.

         AGI Logistics (HK) Ltd., one of our significant subsidiaries is located in the Far East and its principal assets are located outside the United States. Many of our directors and executive officers are foreign citizens and do not reside in the United States. Service of Process upon such persons may be difficult to effect in the United States. It may be difficult for courts in the United States to obtain jurisdiction over these foreign assets or persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us, our directors or executive officers in the United States courts. In addition, the courts in the countries in which some of our subsidiaries are organized, where our and our subsidiaries assets are located or where many of our directors and executive officers reside, may not permit lawsuits for the enforcement of judgments arising out of the United States (and state) securities or similar laws.

It may be difficult to effect transactions in our stock if we are delisted from AMEX.

         Our shares of common stock are listed for trading on the AMEX. There can be no assurance of the continuation of such listing. If our common stock were to be delisted from the AMEX, we could become subject to the Commission's "pennystock" rules. Broker/dealer practices in connection with transactions in pennystocks are regulated by rules adopted by the Commission, and these practices may limit the number and types of people and entities willing to invest in a "pennystock." For any transaction involving a pennystock, unless exempt, the rules require the delivery, prior to any transaction in a pennystock, of a disclosure statement prepared by the Commission relating to the pennystock market. Disclosure also has to be made about the risks of investing in pennystocks in both public offerings and in secondary trading. The pennystock rules also generally require that prior to a transaction in a pennystock, the broker/dealer make a special written determination that the pennystock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The broker/dealer must provide the customer with current bid and offer quotations for the pennystock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each pennystock held in the customer's account.

We have outstanding conversion rights, options, warrants and registration rights that may limit our ability to obtain equity financing and could cause us to incur expenses.

         We have issued warrants to certain stockholders in connection with private placement offerings of our securities in 2003 and 2004. In accordance with the respective terms of our A Preferred Stock, warrants and any options granted and that may be granted under our stock option plan or to future investors, the holders are given an opportunity to profit from a rise in the market price of our common stock, with a resulting dilution in the interests of the other stockholders. The terms on which we may obtain additional financing during the exercise periods of any outstanding conversion rights, warrants and options may be adversely effected by the existence of such conversion rights, warrants and options. The holders of conversion rights, options or warrants may exercise such conversion rights, options or warrants to purchase our common stock at a time when we might be able to obtain additional capital through offerings of securities on terms more favorable than those provided by such conversion rights, options or warrants. In addition, the investors in the foregoing private securities offerings have demand and "piggyback" registration rights with respect to their securities. Also, certain stockholders that we entered into settlement agreements with, provide for certain registration rights. To date, we have complied with such registration rights. Continuing compliance with such registration rights may involve substantial expense.

We have sold shares below the then current market price and warrants with a lower exercise price than the current market price.

         In late 2003, in a private offering, we sold 1,242,240 shares of our common stock at $1.61 per share, a discount of approximately 25% below the twenty day average closing price for shares of our common stock on the Over The Counter Bulletin Board and to issue warrants without additional consideration to purchase 1,007,455 shares of our common stock exercisable at prices ranging from $.80 per share to $2.17 per share. In April and May 2004, in private offerings with two institutional investors, we sold $5,000,000 in aggregate amount of our A Preferred Stock. Each such share of A Preferred Stock has a stated value of $1,000 per share and is convertible into shares of our common stock at $1.44 per share, a discount of approximately 10% below the AMEX reported closing market price for our common stock on April 8, 2004.

         Additionally, we issued warrants, without additional consideration to the two institutional investors and placement agents to purchase up to approximately 1,778,333 shares of our common stock, one-half of such warrants being exercisable at $1.76 per share and the remaining one-half at $2.00 per share.

         The sale of securities pursuant to these private offerings and any future sales of our securities will dilute the percentage equity ownership of then existing owners of the shares of our common stock and may have a dilutive effect on the market price for our outstanding shares of common stock.

         As of March 15, 2005, we had 26,342,713 shares of our common stock issued and outstanding, with 1,050,000 shares to be cancelled. Of those 26,342,713 shares, approximately 4,505,777 shares of our common stock are freely tradable. The foregoing 4,505,777 shares does not give effect to the exercise of any of the conversion rights of the holders of our A Preferred Stock, the issuance of shares to them in the future in payment of their dividend rights, through March 1, 2005, 325,115 dividend shares have been issued, or the exercise of our issued and outstanding warrants and options, including the warrants held by the private investors. Also, that number does not include approximately 407,653 shares that were outstanding prior to our acquisition of AGI Logistics
(HK) Ltd. that we believe are restricted as to resale pursuant to federal securities laws.

Our A Preferred Stock Creates Disincentives to a merger or other changes in control.

         The terms of our A Preferred shares include disincentives to a merger or other change of control, which could discourage a transaction that would otherwise be in the interest of our stockholders.

         In the event of a change of control (as defined), the terms of the A Preferred Stock permit the holder to require us to repurchase their shares at a mandatory redemption price (as defined). If all of the shares of A Preferred Stock were outstanding at the time of a change of control, this could result in a payment to the holders of the greater of 110% of the stated value of those shares ($5,500,000) or the VWAP (as defined) at that time, plus all accrued and unpaid dividends and liquidated damages. The possibility that we might have to pay this large amount of cash would make it more difficult for us to agree to a merger or other opportunity that might arise even though it would otherwise be in the best interest of the stockholders.

Our A Preferred Shares Contain Redemption Provisions may limit available cash for our operations.

         The terms of our A Preferred Stock require us to redeem those shares for cash in certain circumstances in addition to a change of control situation.

         Also, our A Preferred Stock requires mandatory redemption if (a) we fail to timely issue shares of common stock upon conversion, remove legends on certificates representing shares of common stock issued upon conversion or to fulfill certain covenants, (b) certain bankruptcy and similar events occur; and
(c) we fail to maintain the listing of the common stock on the Nasdaq National Market, the Nasdaq Small Cap Market, the AMEX or the NYSE.

         We must redeem the A Preferred Stock in April and May 2008 for an amount equal to 100% of the stated value per share plus all accrued and unpaid dividends and all liquidated damages and other amounts due on such shares.

         As a consequence, we may have to redeem our A Preferred Stock for a substantial amount of cash, which would severely restrict the amount of cash available for our operations.

         In the event that we are able to find replacement financing that does not require dilution of the common stock, these restrictions would make it difficult for us to "refinance" the preferred stock and prevent dilution to the common stock.

Our A Preferred Stock Contain Disincentives to obtaining additional financing.

         The potential dilution of a common stockholder's ownership of position in us resulting from our A Preferred Stock will increase if we sell additional common stock for less than the conversion price applicable to our A Preferred Stock. The terms of our A Preferred Stock require us to adjust the conversion price if we sell common stock or securities convertible into common stock at a lower price than the conversion of our A Preferred Stock. The adjusted price will be that lower price and we will have to issue even more shares of common stock to the holders of our A Preferred Stock than initially agreed on.

         Our A Preferred Stock requires quarterly dividends of six (6%) percent per annum. We have the option of paying these dividends in shares of common stock instead of cash and we have and expect to continue to use that option. The number of shares of common stock that are required to pay the dividends is calculated based on a discount to our market price, so the lower our common stock price, the more shares of common stock it takes to pay the dividends. The continued issuance of these additional shares of common stock will further dilute a stockholder's ownership position in the Company and put additional downward pricing pressure on the common stock.

ITEM 2.  PROPERTIES

Set forth below is summary information of our current operating facilities:

LOCATION                        PRINCIPAL USES OF SPACE                   (IN SQUARE FEET)         LEASE EXPIRATION
---------                       -----------------------                   ----------------         ----------------
Jamaica, New York               Office                                              6,000              May 31, 2008
                                Warehouse                                           6,000         November 30, 2008

Chicago, Illinois               Air and sea freight warehouse/office                1,500             July 31, 2005

Los Angeles, California         Office                                              2,500             June 30, 2006

Singapore                       Office                                                560             June 30, 2005
                                Air and sea freight warehouse/office                2,000

Shanghai                        Office                                              2,200              May 23, 2006

Hong Kong                       Office                                              7,610            March 14, 2005
                                Air freight office& warehouse/office               16,000         February 28, 2007


                                                        Republic of China
                                                        -----------------

Shenzen, Futian                 Office                                              3,000         December 31, 2007

Guangzho                        Office                                              2,800              May 23, 2006

Chongqing                       Office                                              1,000           August 26, 2006

Tianjin                         Office                                                950            April 30, 2005


We believe that our operating facilities are adequate for our present purposes and that additional operating facilities, if required, will be available to us on reasonably acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

         As of December 31, 2004, and during the fiscal year then ended, we were not a party to any material legal proceedings.

         However, in March 2004, we filed a complaint (the "Complaint") in the United States District Court for the Southern District of New York, entitled Pacific CMA, Inc. and Alfred Lam a/k/a Alfred Lam King Ko v. Frascona, Joiner, Goodman and Greenstein, P.C., et al. (the "Action"). In our Complaint, we alleged various violations of the anti-fraud provisions of the federal securities laws involving the purchase and sale of securities against the defendants, as well as breaches of fiduciary duty.

         Pursuant to the Settlement Agreements with the defendants (the "Settlement Agreement"), in exchange for our agreeing to dismiss the Action, the defendants agreed to return an aggregate of 761,448 shares of our common stock held by such persons which shares were reissued to Mr. Lam, and we agreed to register for resale under the Securities Act of 1933, as amended (the "Act"), their remaining 763,739 shares of our common stock. The defendants also agreed to certain limitations on the numbers of shares that they may sell under said registration statements within certain periods of time. The required registration statements became effective in August and November 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our securityholders during the fourth quarter of our fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is presently traded on the American Stock Exchange under the trading symbol "PAM" and has been since December 5, 2003. Prior to December 5, 2003 and from October 31, 2001, our common stock traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "PCCM". At the close of business on March 15, 2005, there were outstanding 26,342,713 shares of common stock which were held by approximately 316 stockholders of record (and approximately 640 beneficial owners). The closing price of our common stock as reported on the AMEX and since December 5, 2003 and the closing high and low bid price quotations for our common stock, as reported by the OTCBB are as follows for the periods indicated:

                                                    High             Low
                                                    ----             ---
         Year Ended December 31, 2003:
         -----------------------------
         First Quarter.................             $0.95            $0.41
         Second Quarter................             $1.10            $0.51
         Third Quarter.................             $1.41            $0.58
         Fourth Quarter................             $2.75            $1.30

         Year Ended December 31, 2004:
         -----------------------------
         First Quarter.................             $1.95            $1.22
         Second Quarter................             $1.63            $0.76
         Third Quarter.................             $1.08            $0.75
         Fourth Quarter................             $0.96            $0.53

         We believe that the AMEX is the principal market for our common stock. The over-the-counter market quotations set forth above for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

DIVIDENDS

         Subject to the rights that have been designated to the holders of our A Preferred Stock and that any other holders of preferred stock that may be authorized by our Board, holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available. We have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and is also subject to the terms of our credit facility that could restrict our ability to pay dividends if we do not satisfy certain financial requirements. The payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

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

         There is currently one series of preferred stock issued and outstanding: A Preferred Stock, with 10,000 shares being authorized and 5,000 shares being issued and outstanding. Up to an additional 9,990,000 shares of preferred stock remain authorized. Set forth below is a summary only and it is qualified by our Certificate of Incorporation and the Certificate of Designation for our A Preferred Stock, copies of which are available from the Company upon request.

         Description of A Preferred Stock. You can find definitions of certain terms used in this description of the features of our A Preferred Stock under the subheading "Certain Definitions" below.

         Stated Amount Per Share:           $1,000

         Par Value Per Share:               $.001

         Dividends:                         Cumulative:  6% per annum on the  stated  value of $1,000  payable  in arrears  beginning  June 1,  2004  payable  in cash  or in  shares  of common  stock  at  our  election  (in  the  event  certain  conditions are met).  Since June 1, 2004,  we have paid an  aggregate  of 321,115 shares of common  stock and $32,500 in cash  dividends  on shares of A
                                            Preferred Stock.

        Liquidation Preference:             Prior to  common  stock;  liquidation  payment  of  $1,000  per  share outstanding  plus any  outstanding  unpaid dividends and damages.

        Voting Rights:                      None,  except  as  required  by  Delaware  law or if we (i)  alter  or change  adversely  the  powers,  preferences  or  privileges  of the A
                                            Preferred  Stock or alter or amend  the  Certificate  of  Designation;
                                            (ii)  authorize or create any class of stock senior or otherwise  pari passu with the A  Preferred  Stock;  (iii)  amend our  Certificate  of
                                            Incorporation  or other  charter  documents so as to affect  adversely any rights of the  holders of the A  Preferred  Stock,  (iv)  increase the  authorized  number  of shares of  Preferred  Stock;  or (v) enter into any  agreement to do any of the foregoing.

        Conversion Price:                   $1.44 per share, subject to adjustment.

        Conversion Time:                    By the Holders: At any time and from time to time.

        Adjustments to Conversion Price:    The  conversion  price is  subject  to  adjustment  for stock  splits, stock  dividends and similar  events.  In addition,  if we sell common stock or securities  convertible into or exchangeable for common stock at a price  less  than the  conversion  price in  effect  (the  "Lower
                                            Price"),  the  conversion  price will be  adjusted  to equal the Lower
                                            Price.

         Mandatory Redemption on
         Fourth                             Anniversary: In or about April and May 2008, the Company is required to redeem all outstanding shares of our A Preferred Stock for an amount equal to the stated value of said shares, plus all accrued and unpaid dividends and liquidated damages.

         Mandatory Redemption:              Certain  events,  such as our  filing a  petition  under  the  federal bankruptcy  laws, a change in Control of the  Company,  our failure to timely  deliver  shares  upon an  investor's  conversion  or  maintain our common  stock's  listing or quotation for more than ten days (that also results in a mandated  redemption but at a differing  price).  If based  on  one of  these  and  other  specified  events,  we  will  be required  to  pay an  amount  equal  to the  greater  of  110%  of the
                                            Stated Value of the  outstanding  shares of A Preferred  Stock or VWAP at the time,  plus all accrued  and unpaid  dividends  and  liquidated damages.

         Liquidated Damages for Failure to
         Meet Registration Deadlines:       If  sales  of  our  common  stock  cannot  be  made  pursuant  to  the
                                            Registration   Statement  for  15  consecutive   business  days  or  a
                                            total of 25  business  days  during  any 12 month  period,  a  penalty of two (2%)  percent per month on the Stated  Value of any shares of A
                                            Preferred   Stock  issued  and  outstanding  is  to  be  paid  to  the
                                            holders until  any  such   failure is cured.

         Liquidated Damages for Failure to
         Deliver                            Shares on Time: Damages for failure to timely deliver common stock issuable upon conversion of the A Preferred Stock up to $10 per trading day for each
                                            $2,000 in value of shares of common stock underlying the A Preferred Stock increasing to $20 per trading day for continuing failures.

         Other:                             No  issuances  of common  stock that  would  cause a older to own more than 4.9% of our total common stock at any given time;

Certain Definitions.

         "Change of Control" includes the following: (a) a change in ownership of in excess of 40% of our voting securities within a year; (b) the replacement within a year of more than one-half of the members of the Board of Directors which is not approved by a majority of the members of the Board on April 8, 2004; or (c) our entering into an agreement providing for either (a) or (b).

         "Principal Market" means the AMEX and shall also include the New York Stock Exchange, the NASDAQ Small-Cap Market on the NASDAQ National Market, whichever is at the time the principal trading exchange or market for our common stock, based upon share volume.

         "Registration Statement" means the registration statement covering the shares of common stock underlying the shares of A Preferred Stock and the warrants sold to the investor.

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

RECENT SALES OF UNREGISTERED SECURITIES

         We have sold the following securities within the past three (3) years:

                                       A.

         On April 30, 2002, we issued an aggregate of 1,700,000 shares of our common stock to Scott Turner (850,000 shares) and Thomas Zambuto (850,000 shares) in connection with our acquisition of 81% of the capital stock of Airgate.

                                       B.

         On November 18, 2003, we issued to the persons and entities identified below the indicated number of shares of common stock and warrants for the consideration indicated opposite their names below:

                                                Securities
                                                Shares of Common
                                                Stock ("Shares")

                                                Common Stock Purchase
Name                                            Warrants ("Warrants")                       Consideration
----                                            ---------------------                       -------------

1.   Max Communications                           62,112 Shares                             $100,000
                                                  31,056 Warrants/1/

2.   Castle Creek Technology                     155,280 Shares                             $250,000
     Partners, LLC                                77,640 Warrants/1/

3.   Stone Street, L.P.                          124,224 Shares                             $200,000
                                                  62,112 Warrants/1/

4.   Gamma Opportunity                            62.112 Shares                             $100,000
     Capital Partners, LP                         31,056 Warrants/1/

5.   Alpha Capital A.G.                           62,112 Shares                             $100,000
                                                  31,056 Warrants/1/

6.   Otape Investments, LLC                      124,224 Shares                             $200,000
                                                  62,112 Warrants/1/

7.   Bristol Investment Fund, Ltd.               186,336 Shares                             $300,000
                                                  93,168 Warrants/1/

8.   Polaris Partners, LP                         93,168 Shares                             $150,000
                                                  46,584 Warrants/1/

9.   Insider Trend Fund, LP                       77,640 Shares                             $125,000
                                                  38,820 Warrants/1/

10.  Leo E. Mindel, Non-GST                       77,640 Shares                             $125,000
     Exempt Family Trust II                       38,820 Warrants/1/

11.  Cornell Capital                              62,112 Shares                             $100,000
                                                  31,056 Warrants/1/

12.  Whalehaven Fund, Ltd.                        62,112 Shares                             $100,000
                                                  31,056 Warrants/1/

13.  Greenwich Growth                             62,112 Shares                             $100,000
     Fund, Ltd.                                   31,056 Warrants/1/

14.  Bridges & Pipes, LLC                         31,056 Shares                             $50,000
                                                  15,528 Warrants

------------------
/1/ One-half of said Warrants are exercisable at $1.61 per share with the remaining one-half of said Warrants exercisable at $2.17 per Share.

     In connection with the sales described above, the registrant also issued warrants to purchase 186,358 shares at an exercise price of $1.93 per share to Rockwood, Inc., that is believed to be an SEC and NASD registered broker-dealer as partial compensation for its efforts in connection with that offering.

                                       C.

         On November 18, 2003, the Company issued warrants to purchase an aggregate of 100,000 shares to Duncan Capital LLC ("Duncan"), an investment banking firm. The warrants issued to Duncan were in consideration for advice by Duncan in connection with the offering described in "B" above. One-half of the warrants issued to Duncan are exercisable at $0.80 per share and one-half are exercisable at $1.20 per share.

         On November 18, 2003, the registrant issued warrants to purchase an aggregate of 200,000 shares to Strategic Growth International, Inc. ("Strategic") in consideration for future public relation services to be performed by Strategic. Such amount subsequently was reduced to 50,000 shares.

                                       D.

         On April 14, 2004, pursuant to a Securities Purchase Agreement dated as of April 8, 2004 with Crestview Capital Master, LLC ("Crestview") and Midsummer Investment, Ltd. ("Midsummer"), two institutional investors, we sold (the "April Offering") to them $3,000,000 in aggregate amount of our A Preferred Stock (2,000 and 1,000 shares of A Preferred Stock, respectively). In connection with that sale, we also issued to these two investors warrants to purchase 937,500 shares of common stock at per share exercise prices of $1.76 for 468,750 shares and $2.00 for 468,750 shares. In connection with the April Offering, we paid commissions of seven (7%) percent of the gross proceeds and issued warrants to purchase 145,833 shares of common stock to Pacific Summit Capital and/or Pacific Summit Securities, that are believed to be SEC and NASD registered broker/dealers.

         On May 7, 2004, pursuant to a Securities Purchase Agreement with Midsummer dated as of May 6, 2004, we sold (the "May Offering") to Midsummer $2,000,000 aggregate amount of our A Preferred Stock. In the May Offering, we also issued to Midsummer, warrants to purchase 625,000 shares of common stock at per share exercise prices of $1.76 for 312,500 shares and $2.00 for 312,500 shares. In connection with the May Offering, we made payments equal to eleven (11%) percent of the gross proceeds received in the May Offering, and issued warrants to purchase 70,000 shares of our common stock to entities also believed to be SEC and NASD registered broker-dealers or their affiliates.

                                       E.

         In June 2004, we issued 100,000 warrants to affiliates of a financial services provider.

         The Company believes that the foregoing sales of its securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and not involving a public offering. Additionally, with respect to the investors enumerated in "B" and "D," reliance is also placed on Sections 4(1) and 4(6) of that Act, as all investors were believed to be accredited investors based upon information provided by the investor and (2) Rule 506 of Regulation D, promulgated under Section 4(2) of that act as the investors represented that they were acquiring the securities for investment not with a view to distribution thereof. In addition, the certificates evidencing such securities bear restrictive legends.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table provides information about the Company's common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2004.

                                                                                                    Number of securities
                                                                                                   remaining available for
                                            Number of securities to       Weighted average          future issuance under
                                            be issued upon exercise       exercise price of          equity compensation
                                            of outstanding options,     outstanding options,     plan (excluding securities
Plan Category                                 warrants and rights        warrants and rights      reflected in column (a))
-------------                                 -------------------        -------------------      ------------------------
                                                      (a)                        (b)                         (c)
Equity compensation plan
approved by securityholders                         200,000                    $0.098                   1,092,450(1)

Equity compensation plan not
approved by securityholders                            0                        $0.00                         0

--------------------------
(1) The number of securities represents 1,092,450 shares available for issuance under the Company's 2000 Stock Plan. For additional information concerning the Company's 2000 Stock Plan, see the discussion in Note 12 entitled, "Stock Plan" of the Notes to Consolidated Financial Statements.

Our Stock Option Plan provides for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar events.

Other Stock Grants

         On or about November 7, 2003, we entered into four service agreements with three employees and an independent sales representative. Under the terms of the agreements, as amended in March 2004, we granted these employees and the sales representative an aggregate of 1,950,000 shares of our common stock. The shares are restricted as they have not been registered with the Securities and Exchange Commission (the "SEC" or the "Commission"). The agreements with the employees, as amended, require two of them to continue to provide services to us from January 1, 2004 through December 31, 2013 and one of them to provide services to us from January 1, 2004 through December 31, 2008. The agreement with the sales representative requires him to provide services to us from January 1, 2004 through December 31, 2005. However, in December 2004, one of the employees resigned and, by mutual agreement, she surrendered her 850,000 shares. The independent sales representative agreed to surrender his 200,000 shares in exchange for $50,000 in cash, payable during his two-year services agreement expiring at December 2005. The surrenders occurred in 2004 but the actual cancellation of the 1,050,000 shares was not accomplished until late March 2005. All calculations of the issued and outstanding shares of common stock contained in this Form 10-K do not give effect to that cancellation. The service agreement related compensation costs were reversed during the fourth quarter of Fiscal 2004.

ITEM 6. SELECTED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION

         The selected consolidated income statement data for the years ended December 31, 2004, 2003 and 2002, and the selected consolidated balance sheet data as of December 31, 2004 and 2003 set forth below are derived from our audited consolidated financial statements included in this Annual Report and should be read in conjunction with, and are qualified in their entirety by reference to such financial statements, including the notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated income statement data for the years ended December 31, 2001 and 2000 and the selected consolidated balance sheet data as of December 31, 2002, 2001 and 2000 set forth below are derived from audited consolidated financial statements of the Company which are not included herein.

STATEMENT OF OPERATIONS DATA
                                                                               December 31,
                                             --------------------------------------------------------------------------------
                                                 2004             2003             2002             2001             2000
                                             ------------     ------------     ------------     ------------     ------------
FREIGHT FORWARDING INCOME                    $ 99,600,454     $ 73,093,164     $ 52,903,737     $ 13,788,479     $ 14,169,226
                                             ------------     ------------     ------------     ------------     ------------
OPERATING EXPENSES
Cost of forwarding                              4,821,796       62,540,068       45,005,074       11,054,263       11,290,129
General and administrative                     13,175,477        9,840,487        6,081,751        2,274,393        1,822,369
Depreciation and amortization                     780,022          762,367          589,523          200,887          107,296
Stock-based compensation cost
                                                  286,247          111,143           70,075           38,835               --
                                             ------------     ------------     ------------     ------------     ------------
                                               99,063,542       73,254,065       51,746,423       13,568,378       13,219,794
                                             ------------     ------------     ------------     ------------     ------------
OPERATING INCOME (LOSS)                           536,912         (160,901)       1,157,314          220,101          949,432
                                             ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)

Interest and other income                         302,624          238,361          151,520           68,699           64,725
Interest expense                                 (313,920)        (228,178)         (96,420)         (24,123)          (5,304)
Gain on disposal of subsidiary                         --               --           11,390           19,729               --
Settlement of litigation                               --               --         (257,500)              --               --
Exchange listing costs                                 --         (242,606)              --               --               --
Withdrawn registration statement
costs                                                  --         (171,120)              --               --               --
Preferred stock dividend and
amortization of deferred financing               (546,494)              --               --               --               --
costs
Amortization of preferred stock
discount                                         (168,312)              --               --               --               --
Equity in income of affiliate
                                                    8,823               --               --               --               --
Other                                                  --               --               --          (40,545)              --
                                             ------------     ------------     ------------     ------------     ------------
                                                 (717,279)        (403,543)        (191,010)          23,760           59,421
                                             ------------     ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES
                                                 (180,367)        (564,444)         966,304          243,861        1,008,853


PROVISION FOR INCOME TAXES
(BENEFIT)                                        (488,697)        (572,933)         263,454           68,911          167,655

INCOME BEFORE MINORITY INTEREST
                                                  308,330            8,489          702,850          174,950          841,198

MINORITY INTEREST                                  19,197               --               --               --               --
                                             ------------     ------------     ------------     ------------     ------------

NET INCOME                                        327,527            8,489          702,850          174,950          841,198
                                             ------------     ------------     ------------     ------------     ------------
BASIC EARNINGS PER SHARE (1)                 $       0.01     $       0.00     $       0.03     $       0.01     $       0.05
                                             ------------     ------------     ------------     ------------     ------------
DILUTED EARNINGS PER SHARE (2)               $       0.01     $       0.00     $       0.03     $       0.01     $       0.05
                                             ------------     ------------     ------------     ------------     ------------

BALANCE SHEET DATA
                                                                                December 31,
                                             --------------------------------------------------------------------------------
                                                 2004             2003             2002             2001             2000
                                             ------------     ------------     ------------     ------------     ------------
Cash and cash equivalents                    $  1,538,146     $    912,240     $    441,657     $    841,472     $  2,345,816
Restricted cash                                 5,088,088        5,786,064        2,655,589        1,450,896               --
Total assets                                   31,290,342       22,387,280       16,652,194        6,707,620        5,888,758
Capital leases obligation,
non-current portion                                64,373           21,592           37,820           19,961           28,767
Total liabilities                              21,630,605       14,532,680       10,897,005        3,155,981        2,373,741

Stockholders' equity                            9,659,737        7,854,600        5,755,189        3,551,639        3,515,017

-------------

(1) Based on weighted average basic shares outstanding of 25.9 million, 22.8 million, 21.6 million, 20.9 million and 18.2 million for 2004, 2003, 2002, 2001 and 2000, respectively.

(2) Based on weighted average diluted shares outstanding of 26.1 million, 22.8 million, 21.7 million, 21.0 million and 18.2 million for 2004, 2003, 2002, 2001 and 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Of Caution Regarding Forward-Looking Statements

         Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements, which express or imply that such present and future operations will, or may, produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-K and in the Company's other filings with the SEC. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

        Many of these factors are beyond our control, and you should read carefully the factors described in "Risk Factors" in our filings (including its Forms 10-K and registration statements) with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Any forward-looking statements are not guarantees of future performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ACCOUNTING FOR INCOME TAXES

         In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision of the consolidated statement of income in each period in which the allowance is increased.

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

VALUING LONG-LIVED ASSETS, INTANGIBLES AND GOODWILL

   We assess the impairment of identifiable long-lived assets purchased intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying amount may be impaired. Factors that we consider when evaluating for possible impairment include the following:

     - Significant under-performance relative to expected historical or projected future operating results;

     - Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

     -    Significant negative economic trends.

        When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their fair values. As of December 31, 2004, goodwill totaled approximately $2.74 million, other intangible assets amounted to approximately $1.36 million and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $619,753.

        As required by SFAS No. 142, "Goodwill and other Intangible Assets," goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are to be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives be amortized over their respective lives to their estimated residual value and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". During the period from 2002 and 2004, we acquired the below companies and recorded goodwill and intangibles associated with these acquisitions. It is summarized as follows:

Date of Acquisition      Name of Company Acquired         Goodwill                  Intangible assets
                                                          (recorded at the time     (Customer relationships)
                                                          of Acquisition)
----------------------------------------------------------------------------------------------------------------
April 30, 2002           Airgate International Corp.      $2.68 million             $2.86 million
April 30, 2004           Paradigm International Inc.      $20,248                   $26,708
April 1, 2004            Shanghai Air Cargo Ground        $36,492                   $-
                         Handling Services Ltd

         The acquisitions of Airgate International Corp. and Paradigm International Inc. were recorded using the purchase method of accounting in accordance with SFAS No. 141, while the acquisition of Shanghai Air Cargo Ground Handling Services Ltd. was recorded under the equity method of accounting in accordance with APB Opinion No. 18 "The Equity Method of accounting for investment in Common Stock." We allocated the purchase price to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition.

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

OVERVIEW

         The Company does not carry on any business activities by itself. Instead, through its Hong Kong based subsidiary, AGI Logistics (HK) Ltd. ("AGI"), and its New York based subsidiary, Airgate International Corp. ("Airgate"), the Company facilitates and provides supply chain management solutions, contract logistics services and international freight forwarding services.

         The Company's wholly owned subsidiary, AGI Logistics (HK) Ltd. ("AGI"), operates an integrated logistics and freight forwarding business which is based in Hong Kong. The principal services provided by AGI are air freight forwarding, ocean freight forwarding, and warehousing which primarily handles the delivery of goods from South China and Hong Kong to overseas countries, mainly the Far East region and the United States. In the Far East region, Mainland China is the target market for AGI to expand.

         The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries. On January 1, 2001, its Hong Kong incorporated subsidiaries included Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. ("Sparkle"), Shenzhen Careship International Transportation Ltd. ("SZ Careship"), formerly known as Guangzhou Huasheng Int'l Forwarding Ltd., and AGI Logistics (Shenzhen) Ltd. ("AGI (Shenzhen)") which was incorporated in The People's Republic of China ("the PRC"). AGI (Shenzhen) and Sparkle were disposed of by AGI Group on May 11, 2001 and April 2, 2002, respectively, in conjunction with the decision by AGI to concentrate on the international freight forwarding business. The business activities of Sparkle were concentrated on local feeder voyages and trucking operations in the Jujiang Delta Area of Mainland China. In order to maintain its competitive position, management determined it would need to purchase its own boats and trucks. As a result, Sparkle's business operations diverged from the AGI's non-asset based strategic plan and AGI decided to dispose of it, in order to concentrate AGI's resources as well as investments on the operations of AGI and SZ Careship intending to improve the tonnage performance in Hong Kong, South China, U.S. and Europe.

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

         On April 30, 2004, the Company completed the acquisition of Paradigm International Inc. ("Paradigm"). Paradigm is a non-asset based logistics services company based in Miami, Florida. It primarily handles air and ocean shipments in Latin America.

         In April 2004, Shanghai Air Cargo Ground Handling Services Ltd. ("Shanghai Air Cargo"), that is 35% owned by the Company, commenced its operation. Shanghai Air Cargo is located in Pudong International Airport, Shanghai, PRC, and is responsible for the ground handling of air cargo in the airport.

         At July 1, 2004, the Company acquired 60% of the outstanding stock of AGI Freight Singapore Pte Ltd. ("AGI Singapore"). AGI Singapore is a non-asset based logistics services company based in Singapore, which handles both air and ocean shipments all over the world.

          In October 2004, the Company acquired 40% of the outstanding stock of Vantage Point Services Limited ("Vantage Point"). Vantage Point is also a non-asset based logistics services company based in Hong Kong, which handles both air and ocean shipments all over the world.

         The following discussion, concerning the results of operations, liquidity and capital resources of Pacific CMA, is based solely upon the business operations that are carried on by the Company's subsidiaries for the years ended, December 31, 2004 and 2003.

         The following is a list of significant new developments occurring during the year ended December 31, 2004:

         - Pacific CMA's shares of common stock were listed on the Frankfurt and Berlin Stock Exchanges and commenced trading on January 20, 2004, under the symbol "PWZ";

         -        Appointment of John M. Dauernheim as Chief Operating Officer;

         -        Appointment of Bill Stangland as Chief Financial Officer

         - Named as the Official Freight Forwarder of the ASAP global Sourcing Show held in Las Vegas from February 22 to 25, 2004;

         - Entering into contract rate agreements with three additional airlines (Thai Airways, Singapore Airlines and Royal Brunei);

         - Our sales and marketing team in the Europe Market is strengthened by hiring new marketing staff in the United Kingdom;

         - Issued $5 million of 6% Convertible Preferred Stock, the proceeds of which are intended to assist the Company maintain its growth;

         - Completed the acquisition of Paradigm International Inc., a non-asset based logistics services company based in Miami, Florida;

         - Shanghai Air Cargo Ground Handling Services Ltd commenced its operation;

         - Acquired 60% of the outstanding common stock of AGI Freight Singapore Pte Ltd.;

         - Paradigm Global Logistics, a branch office of Paradigm International Inc., commenced its operation in Los Angeles, California; and

         - Acquired 40% of the outstanding common stock of Vantage Point Services Limited.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

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

         Total revenue for the year ended December 31, 2004 increased approximately 36% compared with the year ended December 31, 2003, from $73,093,164 in 2003 to $99,600,454 in 2004. The increase in revenue was primarily the result of the organic growth of AGI and Airgate, in addition to the inclusion of the results of the acquisition in Singapore and new operations in Los Angeles and Miami.

Revenue derived from the operations of AGI increased approximately 53% during 2004 as compared with 2003. The significant organic growth of AGI was the result of the following factors:

         - An increase in the routed freight traffic from the existing agency partners;

         - Improvements in the agency network which enabled AGI to secure new freight business; and

         - The establishment of three additional branch offices in Chongqing, Tianjin and Futian, PRC by Shenzhen Careship Transportation Limited in the Mainland China, a subsidiary of AGI, during the year. All of our operations of our former Yantian office were combined with the nearby Futian office. Their close proximity within the Shenzhen province made that combination warranted.

         The revenue of Airgate represented approximately 70% of our total revenue for 2004. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. In order to enter new markets in the Midwest, Airgate established a subsidiary in Chicago, Illinois in June 2002.

         Revenue derived from the operation of Airgate increased approximately 19.6% for the year 2004 when compared with 2003. The increase is the result of the effort of Airgate staff and its Chicago operation maturing.

         Total revenue derived from Paradigm International Inc. and AGI Freight Singapore Pte Ltd. amounted to approximately $5.43 million, which represents approximately 5.5% of total revenue of the Group.

         When compared with 2003, the cost of forwarding for 2004 increased approximately 36%, from $62,540,068 in 2003 to $84,821,796 in 2004. The increase in costs was primarily the result of the organic growth, as well as the acquisition in Singapore and new operations in Los Angeles and Miami.

         Gross profit margin for the year 2004 and 2003 were quite constant, approximately 14.44% in 2003 and 14.84% in 2004 and gross profit (revenue minus cost of forwarding) for the year 2004 increased 40.04%, from $10,553,096 in 2003, to $14,778,658 in 2004.

         Net income for the year 2004 increased approximately 3,758%, from $8,489 in 2003, to $327,527 in 2004. The increase in net income was due to an organic growth of the Company. Details of expense fluctuations will be discussed in the sections "Operating expenses" and "Non-operating expenses" respectively.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

         AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 38%, from $47,346,429 in 2003 to $65,169,422 in 2004. Airfreight revenue for foreign operations (that includes AGI Group and AGI Singapore) was $25,201,966, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $47,841,589, and offsetting inter-company transactions totaled $7,874,133. The volumes of airfreight were improved in 2004 compared with 2003. The increase was primarily due to (i) an increase in routing orders from Asia to the United States as a result of new customers and agents in India, Mombassa and Africa who joined the Group during the second half of 2003, (ii) The operation of Airgate International Corp.(Chicago), which was established in September 2002, is becoming more and more mature; (iii) the acquisition of Paradigm on April 30, 2004 and it has commenced additional operations in Los Angeles, California, in July 2004; and (iv) AGI Singapore joined the Group in the third quarter of 2004.

         Costs for the airfreight forwarding operations increased approximately 37%, from $40,350,177 in 2003 to $55,091,649 in 2004. Airfreight cost attributable to foreign operations was $21,071,779, while airfreight cost attributable to domestic operations was $41,894,003, and offsetting inter-company costs were $7,874,133. Airfreight cost increase in 2004 was due to the collection of airline surcharges for security, advance cargo manifest and fuel. However, due to economies of scales and better use of cargo mix, gross profit margin slightly increased from approximately 14.78% in 2003 to approximately 15.46 % in 2004. As a result of increased revenues, overall gross profits increased approximately 44% to $10,077,773.

         Total segment overhead attributable to the airfreight operation increased by approximately 13%, from $3,321,156 in 2003 to $3,736,484 in 2004, as a result of more resources being allocated to airfreight operations. Details regarding the increase in overhead expenses are discussed below under the section "Non Operating Income and Expenses".

         Overall, net segment income for the airfreight operation increased by approximately 73% from $3,675,096 in 2003 to $6,341,289 in 2004. The increase in net income was mainly the result of the organic growth as well as the inclusion of operating results of new subsidiaries during 2004.

         SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 34% to $34,431,032 in 2004 from $25,746,735 in 2003. Sea freight revenue for foreign operations was $9,067,212, while sea freight revenue for domestic operations was $26,004,022, and offsetting inter-company transactions were $640,202. The increase in revenue was due to the contribution from the new branch offices of Shenzhen Careship in China and the increase in quantity of freight consolidation by Airgate Chicago.

         The increase in revenue for 2004 from 2003 was due to revenues derived from new customers in Europe. In addition, our agents in India, Japan and Turkey introduced more customers into our network, which led to more revenue from the Shanghai market in the second and third quarters. There was also an increment in the quantity of freight consolidation in Chicago.

         Costs for the sea freight forwarding operation increased approximately 34%, from $22,189,891 in 2003 to $29,730,147 in 2004. Sea freight costs attributable to foreign operations were $7,334,223, while costs attributable to domestic operations were $23,036,126, and inter-company costs were $640,202. The gross profit margin was quite constant, approximately 13.81% in 2003 and approximately 13.65% in 2004. As a result of increased revenues, overall gross profits increased approximately 32%, to $4,700,885.

         Total segment overhead attributable to the sea freight operation increased approximately 27%, from $1,537,266 in 2003 to $1,951,383 in 2004.
Overall net income for the sea freight operation increased approximately 36%, from $2,019,578 in 2003 to $2,749,502 in 2004. The increase in net income was mainly the result of the organic growth of AGI and Airgate.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased approximately 34%, to $13,175,477 in 2004 from $9,840,487 in 2003. There was a significant incremental increase in expenses for the following items in this year: sales commissions, overseas traveling, legal and professional fees, as well as salaries and allowance.

         Sales commission: Sales commission increased approximately 56% from $1,478,941 in 2003 to $2,305,423 in 2004. The increase is a result of increase in freight forwarding income in 2004.

         Overseas traveling: Expenses related to overseas traveling increased approximately 29%, from $238,422 in 2003 to $307,766 in 2004. The increase in travel expenses was mainly due to costs attributable to an increased number of trips to the United States and United Kingdom for meetings with investment bankers and discussions related to capital raising efforts. The number of business trips to Mainland China, Japan, South East Asia and Europe also increased in order to promote our freight business.

         Salaries and allowance: Salaries and allowance increased approximately 26% from $4,418,665 in 2003 to $5,556,462 in 2004. This increase was the result of the addition of approximately 63 staff persons during 2004 needed to keep pace with our growth.

STOCK-BASED COMPENSATION COST

         Stock-based compensation cost increased approximately 158% from $111,143 from fiscal year 2003 to $286,247 in 2004. The increase in compensation cost was primarily due to the issuance of a total of 1,950,000 shares of our common stock to four employees and an independent sales representative during 2003. Compensation cost is measured at the grant date based on the estimated fair value of the securities. It is recognized as an expense over the service period required under the service agreements with those parties. The unearned portion of the compensation cost related to employees is recorded in equity as unearned compensation cost, while the unearned portion of compensation cost related to the independent sales representative is recorded as a prepaid asset. Details of the 1,950,000 shares are as follows:

         On or about November 7, 2003, we entered into four service agreements with three employees and an independent sales representative. Under the terms of the agreements, as amended in March 2004, we granted these employees and the sales representative an aggregate of 1,950,000 shares of our common stock. The shares are restricted as they have not been registered with the Securities and Exchange Commission (the "SEC" or the "Commission"). The agreements with the employees, as amended, require two of them to continue to provide services to us from January 1, 2009 through December 31, 2013 and one of them to provide services to us from January 1, 2004 through December 31, 2009. The agreement with the sales representative requires him to provide services to us from January 1, 2004 through December 31, 2005. However, in December 2004, one of the employees resigned and, by mutual agreement, she surrendered her 850,000 shares. The independent sales representative agreed to surrender his 200,000 shares in exchange for $50,000 in cash, payable during his two year service agreement expiring at December 2005. The surrenders occurred in 2004 and the 1,050,000 shares are to be cancelled. All calculations of the issued and outstanding shares of our common stock contained in this Form 10-K do not give effect to that cancellation. The service agreement related compensation costs were reversed during the fourth quarter of Fiscal 2004.

         In March 2004, the Company granted an employee 100,000 shares of common stock. The shares were registered with the SEC by filing a Form S-8 Registration Statement on March 29, 2004. The employee continued to provide services to the Company from January 1, 2004 through December 31, 2005. On September 11, 2004, this employee resigned from the position of director but agreed to continue to act as an independent consultant for British market development. Accordingly, $82,500 was record as expense in 2004. This $82,500 is the estimated fair value of the stock on the grant date.

         Also in March 2004 and May 2004, the Company issued 50,000 shares of common stock to a business advisor and 5,000 shares to an employee. The Company recorded an expense of $64,100 which is the estimated fair value of the stock on the grant date.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization slightly increased approximately 2% from $762,367 in 2003 to $780,022 in 2004. The increase was mainly due to additional computer hardware and software were purchased for the implementation of new logistics system and office renovation at Airgate. Amortization arises from an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002. We recorded this asset at the cost of $2,860,000 and are amortizing it on a straight-line basis over a period of five years. During 2004 and 2003, the amortization expense attributable to this asset $572,000.

         With the acquisition of Paradigm International Inc. on April 30, 2004, we recorded an intangible customer relationship asset of $26,708. Same as Airgate, the cost of the intangible customer relationship asset is being amortized on a straight-line basis over a period of five years. In 2004, $3,561 was expensed as amortization.

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

         Interest and other income increased from $238,361 in 2003 to $302,624 in 2004. Increase in Interest income was due to increase in amount received from pledged bank deposits as a result of longer term to maturity and rise in interest rate during second half of 2004.

INTEREST EXPENSE

         Interest expense increased to $313,920 in 2004 from $228,178 in 2003. The increase in interest expense is primarily due to an increase in short-term working capital financing and the rise in interest rate during 2004.

PREFERRED STOCK DIVIDEND AND AMORTIZATION OF ISSUANCE COST

         During April and May 2004, the Company sold to two institutional investors $5,000,000 stated amount of its Series A Preferred Stock and issued warrants to purchase 1,562,500 shares of common stock at an exercise price of $1.76 per share for 718,250 shares and $2.00 per share for 718,250 shares. Such Series A Preferred Stock is mandatory redeemable and was recorded in accordance with Statement 150 "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity". The dividends paid and accrued are charged to expense in the statements of income. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,666 was recorded as additional expense and credited as additional equity in warrants outstanding in 2004. The issuance cost related to the placement of the Series A Preferred Stock is amortized over its term to maturity, which is four years. A total of $172,049 was expensed during 2004.

         Dividends amounting to $207,779 were paid in 2004. Of that amount, $32,500 was paid in cash and the remaining $175,279 was paid or payable in shares of our common stock.

AMORTIZATION OF PREFERRED STOCK DISCOUNT

         In accordance with Opinion 14 "Accounting for Convertible Debt and Debts Issued With Stock Purchase Warrants," the A Preferred Stock and the detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional equity in warrants outstanding. The fair value of the warrants was determined based on an independent valuation. Effectively, the A Preferred Stock was recorded at a discount of $939,713. This discount is amortized ratably over the term of the A Preferred Stock. As a result, $168,312 was expensed during 2004.

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

         During October to December 2002, the labor strike in the west coast ports of the U.S. led to an increase in demand for airfreight services for the last quarter of 2002. That strike led to an increase in airfreight business, such business can be billed at a higher rate than sea freight.

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

BUSINESS SEGMENT OPERATING RESULTS

         The results of operations for each segment are as follows:

         AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 30%, from $36,392,050 in 2002 to $47,346,429 in 2003. Airfreight revenue for AGI Group was $15,918,980, while airfreight revenue for Airgate was $37,413,874, and offsetting inter-company transactions totaled $5,986,425. The volumes of airfreight were improved in 2003 compared with 2002, but in 2003 our results were adversely affected by both the second Gulf War and by the outbreak of the SARS virus in Asia. Prior to the beginning of the war, importers were concerned about the possible impact of the war on costs, and extra payments for fuel and security. It was also expected that if war began, the space for airfreight shipment would be decreased in order to allow for space reallocations to the U.S. government. These factors led to an increase in air traffic prior to the beginning of the war in the first quarter. The tonnage increase caused the demand for shipment space to increase as well, which led to a rise in the cost of space in the first quarter. Rate adjustments to clients were limited to moderate levels, since customers were reluctant to absorb the whole magnitude of the rate increase. Both the number of purchase orders and freight volumes were decreased during the second quarter of 2003 as a result of the SARS outbreak. In addition, the supply of cargo space was decreased dramatically as a result of cancellation of many freighter and passenger flights, and freight costs were maintained at a high level. Although freight volumes began to increase again in the third quarter after the SARS outbreak was contained, the tight supply of air space continued and our power to increase prices to our customers was limited. Except for the SARS factor and the impact of the second Gulf War, the Company actually experienced operating improvements in 2003 as compared to 2002. We had more new sources of customers and agents for air-import that led to an increase in air traffic, like those to India, and the new traffic to Mombassa, Africa. Costs for the airfreight forwarding operations increased approximately 31%, from $30,795,210 in 2002 to $40,350,177 in 2003. Airfreight cost attributable to AGI Group was $13,394,194, while airfreight cost attributable to Airgate was $33,045,858, and offsetting inter-company costs were $6,089,875. The gross profit margin was quite constant, approximately 15.38% in 2002 and approximately
14.78 % in 2003. As a result of increased revenues, overall gross profits increased approximately 25% to $6,996,252.

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

         Total segment overhead attributable to the sea freight operation increased approximately 63%, from $942,973 in 2002 to $1,537,266 in 2003. Overall net income for the sea freight operation increased approximately 48%, from $1,366,306 in 2002 to $2,019,578 in 2003. The increase in net income was mainly the result of the organic growth of AGI and Airgate, together with the inclusion of the full year business of Airgate in 2003.

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

         Salaries and allowance: Salaries and allowance increased approximately 51% from $2,935,449 in 2002 to $4,418,665 in 2003. This increase was the result of the addition of approximately 23 staff persons during 2003 needed to keep pace with our growth. Again, the inclusion of a full year of Airgate's operation in 2003 was a significant factor in the increase in salaries.

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

         Improvements in the agency network, which enabled AGI to secure new freight business;

         Positive effects of the west coast dock worker's strike in U.S.;

         Exploring new markets in U.A.E., Dubai, India, Japan, Singapore, Australia and Thailand.

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

INTEREST EXPENSE

         Interest expense increased to $96,420 in 2002 from $24,123 in 2001. The increase in interest expense is due primarily to the increase in short-term working capital financing.

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

7. Following the September 11, 2001 attacks, airlines passed on additional costs such as a fuel, insurance and war risk surcharges. These surcharges are generally passed through to shippers and consignees, which increases their shipping costs. As a result of these increased costs, the shipping incentive of customers has been reduced, and the rate of order cancellation has increased.

8. During March of 2003, The World Health Organization received reports of 'Severe Acute Respiratory Syndrome' in various parts of the world. SARS caused airlines to reduce capacity and adversely affected external trade from Hong Kong and the Pearl River Delta. The Company's operations were adversely affected by this health problem.

LIQUIDITY AND CAPITAL RESOURCES

         We (used) generated approximately ($3,500,000), ($1,300,000) and $1,200,000 of cash from operating activities in 2004, 2003 and 2002, respectively. This increase in the use of cash was mainly attributable to additional amounts used in accounts and other receivables. It is also due to an increase in deferred tax assets.

         Net cash used in investing activities was $774,845, $295,381 and $497,290 in 2004, 2003 and 2002, respectively. We used $428,085 to acquire plant and equipment to improve our office facilities, and used $136,101 for the deposits of a potential equity investment. We also used $286,647 for equity investment in an affiliate. We received payment of a loan receivable in the amount of $17,620, and we received $13,122 from the disposal of property and equipment.

         Net cash provided by (used in) financing activities was $4,908,197, $2,017,374 and ($1,120,337) in 2004, 2003 and 2002 respectively. We made payments on short-term debt to banks of $562,373 and principal payment under capital lease obligations of $52,978. At the same time we also issued $5 million of our A Preferred Stock and warrants. In order to extend our banking facilities, an additional $697,976 was pledged to the banks as restricted cash deposits. Notes payable to the banks increase by $670,812 during 2004,

         Working capital was $6,260,963 (inclusive of restricted cash of $5.1 million) and $1,850,649 as of December 31, 2004 and December 31, 2003 respectively. We believe that we will be able to rely on cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following December 31, 2004. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs, if any.

         We intend to continue our expansion plans through a mixture of organic growth and acquisitions. Future acquisitions will focus on companies that serve as freight forwarders in key markets or offer services (such as customs brokerage) that complement our existing services. We intend to achieve organic growth through the establishment of new branch offices in Latin America, joint ventures in the PRC and through a major marketing campaign through the Indian subcontinent, including India, Sri Lanka and Bangladesh. In order to achieve this goal, we will be required to raise a certain amount of capital. To a certain extent, these activities will have a significant impact on both liquidity and capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

            We have entered into various contractual obligations, which may be summarized as follows:

                                                                 Payments Due by Period
                                                 -----------------------------------------------------------
Contractual Obligations            Total           Less than 1   1-3 years      4 - 5 years       Thereafter
                                                      year
                                  --------------------------------------------------------------------------
                                          $                $             $             $               $
Capital Lease Obligations           126,910           62,537        64,373             -               -
Operating Leases                  1,636,799          612,329     1,003,844        20,626               -
Cargo Space Commitments           4,534,704        4,534,704             -             -               -
Material Employment                 499,000          499,000             -             -               -
Agreements
Series A Preferred Stock and      6,031,667          304,168     5,727,499             -               -
Cumulative Dividends

         We have financed lease obligations of $126,910 as of December 31, 2004, of which $62,537 is repayable within one year, and $64,373 is repayable after one year.

         We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong and China. The total outstanding lease commitments under non-cancelable operating leases are $1,636,799 as of December 31, 2004. As of December 31, 2004, the current portion of these commitments of $612,329 is payable within one year.

         We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of December 31, 2004, the amount outstanding for such commitments to be entered in 2005 was approximately $4.5 million.

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

         As of December 31, 2004, our commercial commitments may be summarized as follows:

Other Commercial             Total Amounts        Amount of Commitment Expiration Per Period
Commitments                      Committed
--------------------------------------------------------------------------------------------
                                                       Less than 1 year            1-3 years
                                                       ----------------            ---------
Line of credit                  $2,500,000                   $2,500,000                   $-
Overdraft                        1,818,713                    1,818,713                    -
Invoice Trust Receipt            2,360,693                    2,360,693                    -
Guarantees by bank                 578,410                      578,410                    -
Capital Lease Obligations          126,910                       62,537               64,373

         As of December 31, 2004, to finance our working capital, our available banking facilities were approximately $7,210,000 obtained from creditworthy commercial banks in Hong Kong and $2,500,000 from a bank in the U.S. As of that date, the total amount of bank credit facilities utilized was $6,679,406. This was made up of (i) $1,818,713 of overdrafts; (ii) $2,360,693 of invoice trust receipts and (iii) $2,500,000 line of credit. In additions, there are $578,410 of bank guarantees for granting credit facilities to a subsidiary for airfreight payment. While these banks are not obligated to advance any further funds to us, we believe that absent any significant downtrend in business, these sources of credit will continue to be available to us.

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

         A shift towards a decreasing number of global supply chain management provides companies are decreasing the number of freight forwarders and supply chain management providers with which they interact so that they might work with a limited number of providers who are familiar with their requirements, processes and procedures, and who can function as long-term partners. As such, freight forwarders that are globally integrated and are able to provide a full complement of services, including pick-up and delivery, shipment via air, sea and land, warehousing and distribution and customs brokerage, are well positioned to gain from this shift.

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

         Foreign exchange rates sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical change in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. As one of the major subsidiaries uses the Hong Kong Dollar (HKD), which has been linked to the U.S. Dollar at a rate of HKD 7.8 to USD 1, as its functional currency, there has been no material change in the Company's foreign exchange risk exposure. However, if HKD was unlinked to the US Dollar, an average 10% weakening of the U.S. Dollar, throughout the year ended December 31, 2004, would have had the effect of raising operating income approximately $190,000. An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income by approximately $156,000.

         The Company currently does not utilize any the derivate financial instruments or hedging transactions to manage foreign currency risk.

Interest Rate Risk

         The Company does not currently utilize derivative financial instruments to hedge against changes in interest rates. At December 31, 2004, the Company had cash and cash equivalents and restricted cash of $6,600,000 and short-term borrowings of $6,700,000, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings.

         In management's view, there has been no material change in Company's market risk exposure between 2003 and 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are contained in this Report: -

- Report of Independent Certified Public Accountants;

- Consolidated Balance Sheets - December 31, 2004 and 2003;

- Consolidated Statements of Income - Years ended December 31, 2004, 2003 and 2002;

- Consolidated Statements of Stockholders' Equity - Years ended December 31, 2004, 2003 and 2002;

- Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002; and

- Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange
Act), as of the end of the period covered by this annual report.

         Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If and when management learns that any control or procedure is not being properly implemented, (a) it immediately reviews our controls and procedures to determine whether they are appropriate to accomplish the control objective and, if necessary, modifies and improves our controls and procedures to assure compliance with our control objectives, (b) it takes immediate action to cause our controls and procedures to be strictly adhered to, (c) it immediately informs all relevant managers of the requirement to adhere to such controls, as well as all relevant personnel throughout our organization, and (d) it implements in our training program specific emphasis on such controls and procedures to assure compliance with such controls and procedures. The development, modification, improvement, implementation and evaluation of our systems of controls and procedures is a continuous project that requires changes and modifications to them to remedy deficiencies, to improve training, and to improve implementation in order to assure the achievement of our overall control objectives.

         Based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is made known to them by others within those entities to allow timely decisions regarding required disclosures.

         There have been no significant changes in our internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation, including any significant corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person's business experience during the past five (5) years. Their business experience is based on information provided by each of them to us. Directors are to be elected annually at our annual meeting of Stockholders and served in that capacity until the earlier of their resignation, removal or the election and qualification of their successor. Executive officers are elected annually by our Board of Directors to hold office until the earlier of their death, resignation, or removal.

NAME                                AGE              POSITIONS HELD AND TENURE
----                                ---              -------------------------
Alfred Lam                          52               Chairman, Chief Executive Officer, Treasurer and
                                                     Director since August 2000

Scott Turner                        50               President and Director since August 2000

Louisa Chan                         44               Director since August 2000

John M. Dauernheim                  60               Chief Operating Officer since January 2004

Bill Stangland                      64               Chief Financial Officer since June 2004

Kaze Chan                           38               Executive Vice President since August 2000
                                                     and Director since September 2002

Rango Lam                           33               Secretary since August 2000

Kim E. Petersen                     48               Director since October 2003

Liu Kwong Sang                      43               Director since October 2003

Kenneth Chik                        42               Director since January 2005


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

MR. SCOTT TURNER has been our President and a Director since December 2000. He is a co-founder of our subsidiary, Airgate International Corporation, and has served as its President for more than 9 years.

MS. LUISA CHAN has been a director of the Company since December 2000. She has a Diploma of Accounting. She is the spouse of Alfred Lam.

MR. JOHN M. DAUERNHEIM has served as our Chief Operating Officer since January 15, 2004. Mr. Dauernheim was Chief Operating Officer for OIA Global Logistics ("OIA"), a worldwide logistics and supply chain management company from June 2000 to December 2003. Prior to his association with OIA, he had been Vice

President of Worldwide Operations and Sales for Federal Express Corporation from January 1984 to December 1993 and President and Chief Executive Officer of Aero United Transportation Services, a regional logistics services company, from December 1993 to June 1995. He has also held senior management positions for Yellow Corporation, a nationwide trucking company and GES Exposition Services, a trade show services company. Mr. Dauernheim has been on the Board of Directors of the International Express Carriers Association, the Air Courier Conference and the Bishop's Museum in Hawaii. Mr. Dauernheim holds a Bachelor of Business Administration Degree from Manhattan College.

MR. BILL STANGLAND has served as our Chief Financial Officer since June 15, 2004. Prior to joining Pacific CMA, Inc., Mr. Stangland was the Controller for Air-Sea Forwarders, Inc. from 1999 to 2004. Mr. Stangland started his career with Flying Tiger. He has also held senior management positions in both the United States and Europe. Mr. Stangland is a CPA and holds a Bachelor of Science Degree from Florida State University.

MR. KAZE CHAN has served as our Executive Vice President since December 31, 2000 and as a Director since September 2002. He is also the Executive Vice President and the General Manager and co-founder of AGI Logistics (HK) Ltd. He is responsible for all freight activities in Hong Kong, China, Europe, and North America. From 1993 to 1996, he worked as an Account Manager for Northwest Airlines Inc. Mr. Chan holds a Master of Arts in Urban Studies from Michigan State University.

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

MR. KIM E. PETERSEN was appointed to the Board of Directors in October 2003. Mr. Petersen is the Chairman of Mobius Security Group, a diversified homeland security solutions provider that includes such companies as SeaSecure LLC, RailSecure LLC, Infrastructure Intelligence Group LLC and Oceanix LLC. Mr. Petersen has over 25 years of experience in maritime security and anti-terrorism activities. He is a Trustee of the Maritime Security Institute and the Executive Director of the Maritime Security Council, an international body that represents the interests of ocean carriers and seaports.

MR. LIU KWONG SANG was appointed to the Board of Directors in October 2003, and is a member of the audit committee. Mr. Liu is a Certified Public Accountant in Hong Kong and Mr. Liu acts as the independent non-executive director of several public companies listed on the Hong Kong Stock Exchange.

MR. KENNETH CHIK was appointed to the Board of Directors on January 1, 2005 and is a member of the audit committee. Mr. Chik is a Barrister at Law in Hong Kong and, since September 1988, has been in private practice in Hong Kong. Mr. Chik has a broad-based litigation practice including real property, trust contract, company and general commercial disputes.

     There are no arrangements between any director or director nominee of the Company and any other person pursuant to which he was, or will be, selected as a director.

Board of Director and Committee Meetings

         During the fiscal year ended December 31, 2004 (the "2004 fiscal year"), the Board of Directors held a total of four (4) meetings and took action by unanimous written consent nine (nine) times.

In addition, certain directors attended meetings of the Company's sole, standing committee, the Audit Committee. All incumbent directors attended at least 77% of the total number of meetings of the Board of Directors and the respective committees on which they serve.

         The Board of Directors maintains one standing committee, an Audit Committee. Members of the Audit Committee are to be elected annually at the Board of Directors' meeting following the Annual Meeting of Stockholders. The Board of Directors does not have a nominating committee nor does any other committee perform similar functions, and all such activities typically associated with such a nominating committee are carried out by the full Board of Directors.

         The Audit Committee held four (4) meetings during the 2004 fiscal year; Mr. Liu Kwong Sang and Mr. Tan Kay Hock were in attendance at the meetings. The Audit Committee is responsible for overseeing the Company's reporting process and the independent audit of the consolidated financial statements and its duties include: (i) recommending to the Board of Directors the engagement or discharge of our independent public accountants, (ii) meeting with our independent public accountants to review the plans and results of the audit engagement and to review all reports of the independent auditors, and to respond to such reports, (iii) approving the services to be performed by our independent public accountants and giving consideration to the range of the audit and non-audit fees, and (iv) reviewing the scope and results of our internal and external audit procedures.

Financial Expert.

         The Board of Directors has designated Liu Kwong Sang as a "financial expert" as such term is defined in 401(h) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Independent Directors

         Our Board of Directors believes that Liu Kwong Sang, Kenneth Chik and Kim E. Petersen are "independent directors" as defined by the rules of the AMEX and the SEC. Prior to January 1, 2005, Tan Kay Hock was a member of our audit committee and also met the foregoing requirements of being an "independent director."

Audit Committee

         The Audit Committee oversees our financial reporting process and the independent audit of the annual consolidated financial statements. The Audit Committee is governed by a formal written Audit Committee Charter which was included as Appendix A to our proxy statement dated October 13, 2003. The Board of Directors, in its business judgment, has determined that the membership of the Audit Committee satisfies the independence requirements of the AMEX and the Company's Audit Committee Charter, notwithstanding the fact that said requirements may not be applicable to us until July 31, 2005. The Audit Committee will review and reassess the adequacy of the Audit Committee Charter at least annually. The Audit Committee consists of two (2) independent members. Liu Kwong Sang is professionally engaged in the practice of accounting and auditing.

         The Company, acting through its management and Board of Directors, has the primary responsibility for the financial statements and reporting process, including the systems of internal accounting controls. Management is responsible for the preparation, presentation, and integrity of our financial statements, the financial reporting process, and internal controls. BKD, LLP, independent auditors engaged by the Company, is responsible for auditing our annual financial statements and expressing their opinion thereon in accordance with the standards of Public Companies Accounting Oversight Board (United States).

         The Board of Directors approved the inclusion of the audited consolidated financial statements in the our Annual Report filed with the Commission. The Board of Directors has approved the appointment of BKD, LLP to audit the Company's financial statements for our fiscal year to end December 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16 of the Securities Exchange Act of 1934, as amended, requires our officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Commission. Based solely on a review of the forms filed with the SEC and that we have received, we believe that, during the year ended December 31, 2004 all Section 16 filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons except for the following:

         The Form 3 of Mr. Dauernheim, which was due on February 10, 2004, was not filed until August 29, 2004.

         The Form 3 of Mr. Stangland, which was due on July 10, 2004, has not yet been filed.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 402 of Regulation S-K is incorporated by reference to the information contained in the Registrant's Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         As of March 15, 2005, we had a total of 26,342,713 shares of common stock issued and outstanding.


The following table sets forth information, as of March 15, 2005, with respect to the beneficial ownership of our common stock by: (i) all directors; (ii) the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

                       (Executive Officers and Directors)


                                                                                           Approximate Percent of Class
        Name                                    Number of Shares Owned Beneficially                    Owned
-------------------------------------------------------------------------------------------------------------------------
Alfred Lam (1) (2) (3)                                    17,761,448                                     68%
Louisa Chan (1) (2) (3)                                   17,761,448                                     68%
John N. Dauernheim                                             1,000                                      *
Bill Stangland                                                0                                           *
Scott Turner (1)                                           850,000                                        3%
Kaze Chan (1)                                               55,500                                        *
Each of Kenneth Chik, Kim E.
   Petersen and Liu Kwong Sang (1)                            0                                           *
All Executive Officers and Directors, as a                18,707,948                                     71%
Group (10 persons)

*  Denotes less than 1%

------------------------
(1) The address for Alfred Lam, Louisa Chan, John N. Dauernheim, Bill Stangland and Kaze Chan, is c/o Pacific CMA, Inc., Unit D 11/F, Garment Center, 576-586 Castle Peak Road, Cheung Sha Wan, Kowloon, Hong Kong. The address for Scott Turner is c/o Airgate International Corp., 153 -04 Rockaway Blvd., Jamaica, N.Y. 11434. The address for Kenneth Chik is Suite 106, 1/F Crocodile House 1, 50 Connaught Road, Central Hong Kong. The address for Kim E. Petersen is 3471 N. Federal Highway, Suite 611, Fort Lauderdale, Florida 33306. The address for Liu Kwong Sang is Unit 1003, 10/F Rightful Center, 12 Tak Hing Street, Tsim Sha Tsui, Kowloon, Hong Kong.

(2) Includes 8,000,000 shares owned by Buller Services Corp. Alfred Lam is the beneficial owner of the shares held by Buller Services Corp.

(3)      Alfred Lam and Louisa Chan are husband and wife.

                               Other Stockholders

         If all shares of our common stock issuable upon conversion of shares of our A Preferred Stock and issuable upon the exercise of warrants held by Crestview Capital Master LLC ("Crestview") were converted and exercised, respectively, Crestview would own approximately 8% of our common stock. However, the contract restrictions contained in the relevant purchase agreements prohibit Crestview from owning in excess of 4.9% of our common stock. Crestview has advised the Company that it is beneficially owned by Richard Levy and Stewart Flint. The address for Crestview is 95 Revere Drive, Suite A, Northbrook, Illinois 60062.

         If all shares of our common stock issuable upon conversion of shares of our A Preferred Stock and issuable upon the exercise of warrants held by Midsummer Investment, Ltd. ("Midsummer Ltd.") were converted and exercised, respectively, Midsummer would own approximately 12% of our Common Stock. However, the contract restrictions contained in the relevant purchase agreements prohibit Midsummer Ltd. From owning in excess of 4.9% of our common stock. Midsummer Ltd. has advised us that Midsummer Capital, LLC is the investment manager to Midsummer Ltd. By virtue of such relationship, Midsummer Capital LLC may be deemed to have dispositive power over the shares owned by Midsummer Ltd. Midsummer Capital, LLC disclaims beneficial ownership of such shares. Mr. Michael Amsalem and Mr. Scott Kaufman have delegated authority from the members of Midsummer Capital, LLC with respect to our shares owned by Midsummer Ltd. Messrs. Amsalem and Kaufman may be deemed to share dispositive power over our shares owned by Midsummer Ltd. Messrs. Amsalem and Kaufman disclaim beneficial ownership of such shares and neither person had any legal right to maintain such delegated authority. The address for Midsummer Ltd. is 485 Madison Avenue, New York, New York 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 30, 2002, we completed the acquisition of 81% of the issued and outstanding capital stock of Airgate International Corp. ("Airgate"). Scott Turner, our President and a member of our Board of Directors was a principal shareholder and was and continues to be an officer and director of Airgate. The consideration payable to Mr. Turner, pursuant to the agreement whereby we acquired Airgate, was $1,430,000 comprised of $750,000 in cash ($150,000 paid at closing of the acquisition) with $600,000 payable in four (4) equal quarterly installments on September 30, 2002 and February 28, July 31 and December 31, 2003, having been partially offset by a loan of $62,116 due from Airgate to Mr. Turner. The balance of the purchase price of Airgate was paid by the issuance of 850,000 shares of our common stock with an estimated fair market value of $0.80 per share.

         Alfred Lam, the Chairman of our Board of Directors, Chief Executive Officer and our majority stockholder was until December 16, 2002, a shareholder of AGI Logistics (Shenzhen) Limited ("Shenzhen Ltd."). Shenzhen Ltd. had been one of our subsidiaries, until it was sold in May of 2001 to an entity controlled by Alfred Lam and his spouse, Louisa Chan, also a Director. During the year ended December 31, 2002, we paid freight costs of $125,873 to Shenzhen Ltd. During that same year, we received a nominal amount of freight income from Shenzhen Ltd.

         Alfred Lam and Louisa Chan were also directors of Sparkle Shipping (China) Limited ("Sparkle"). During 2001, we planned to engage in business development in Northern China jointly with Sparkle. However, subsequently, we decided to abandon this project due to regional economic uncertainties. An initial deposit paid to Sparkle of $115,385 was treated as advance to a related party and bore interest at the rate of six (6%) percent per annum. The advance was fully repaid during the last quarter of 2002.

         As of December 31, 2002, 2003 and 2004, Alfred Lam and Louisa Chan had personally guaranteed $5,328,683, $6,008,594 and $9,810,167, respectively, in general banking and loan facilities granted by various banks to the Company and its subsidiaries.

         As of December 31, 2002 and 2003, the balances due to Alfred Lam in the amounts of $23,783 and $20,493, respectively, were unsecured, did not bear interest and had no fixed terms.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Our principal outside accountant is BKD, LLP. Set forth below are the fees and expenses for BKD, LLP for each of the last two years for the following services provided to us:

                                    2004            2003
                                    ----            ----

Audit Fees                        $108,644         $    0

Audit-Related Fees (1)              40,036              0

Tax Fees (2)                        39,464         34,129

Total Fees                         188,144         34,129

--------------------------
(1) Audit-related service fees include fees for issuance of consents and comfort letters, audit and accounting assistance with respect to our A Preferred Stock private placement and acquisitions during the year.

(2) Tax return preparation, quarterly estimates, tax planning and tax-related research.

     The Audit Committee of our Board of Directors approves each non-audit engagement or service with or by our independent auditor. Prior to approving any such non-audit engagement or service, it is the Committee's practice to first receive information regarding the engagement or service that (i) is detailed as to the specific engagement or service, and (ii) enables the Committee to make a well-reasoned assessment of the impact of the engagement or service on the auditor's independence. The Audit Committee approved all non-audit engagements with, and services provided by, our auditors during 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit Number and Document Description

3.1 Articles of Incorporation of Pacific CMA, Inc. (Delaware) (incorporated by reference, filed with the Registrant's Form 8 A/A on March 24, 2004).

3.2 By-laws of Pacific CMA, Inc. (Delaware) (incorporated by reference, filed with Registrant's Form 8 A/A on March 24, 2004).

3.3 Agreement and Plan of Merger by and between Pacific CMA, Inc., a Colorado corporation and Pacific CMA, Inc., a Delaware corporation (incorporated by reference, filed with Registrant's Form 8 A/A on March 24, 2004).

3.3A Certificate of Designation of Preferences, Right and Limitations of Series A Convertible Preferred Stock as of Pacific CMA, Inc. (Delaware) (incorporated by reference, filed with Registrant's Form 8-K on April 15, 2004).

3.3B. Certificate of Amendment to Certificate of Designations (incorporated by reference, filed with Registrant's Form 8-K on May 10, 2004).

3.4 Certificate of Merger as filed with the State of Delaware (incorporating by reference, filed with Registrant's Form 8-K on April 8, 2004).

3.5 Articles of Merger and Plan of Merger and Reorganization as filed with the State of Colorado (incorporated by reference, filed with Registrant's Form 8-K on April 8, 2004).

4.1 Specimen Common Stock Certificate (incorporated by reference, filed with Registrant's Form 10-SB on October 14, 1999).

10.1 Stock Purchase Agreement dated April 30, 2002, by and among Pacific CMA International, LLC, Pacific CMA, Inc., Airgate International Corp, Thomas Zambuto and Scott Turner (incorporated by reference, filed on or about May 14, 2002 with Registrant's Form 8-K).

10.2 Promissory Note dated April 30, 2002, in favor of Scott Turner (incorporated by reference, filed on or about May 14, 2002 with Registrant's Form 8-K).

10.3 Promissory Note dated April 30, 2002, in favor of Thomas Zambuto (incorporated by reference, filed on or about May 14, 2002 with Registrant's Form 8-K).

10.4 Pledge Agreement dated April 30, 2002, between Scott Turner as Pledgee, Pacific CMA International, LLC, as Pledgor, and Robinson Brog Leinwand Greene Genovese & Gluck, P.C. as Pledgeholder (incorporated by reference, filed on or about May 14, 2002 with Registrant's Form 8-K).

10.5 Pledge Agreement dated April 30, 2002, between Thomas Zambuto as Pledgee, Pacific CMA International, LLC, as Pledgor, and Robinson Brog Leinwand Greene Genovese & Gluck, P.C. as Pledgeholder (incorporated by reference, filed on or about May 14, 2002 with Registrant's Form 8-K).

10.6 Guaranty by Pacific CMA, Inc., in favor of Scott Turner, dated April 30, 2002 (incorporated by reference, filed on or about May 14, 2002 with Registrant's Form 8-K).

10.7 Guaranty by Pacific CMA, Inc., in favor of Thomas Zambuto, dated April 30, 2002 (incorporated by reference, filed with Registrant's Form 8-K on or about May 14, 2003).

10.8 Escrow Agreement dated April 30, 2002, between Thomas Zambuto and Scott Turner as Seller, Pacific CMA International, LLC, as Purchaser, and Robinson Brog Leinwand Greene Genovese & Gluck, P.C., as Escrow Agent (incorporated by reference, filed with Registrant's Form 8-K on or about May 14, 2004).

10.9 Employment Agreement of Scott Turner, dated April 30, 2002 (incorporated by reference, filed with Registrant's Form 8-K on or about May 14, 2004).


10.10 2000 Stock Plan (incorporated by reference, filed with Registrant's Form S-8 on or about December 5, 2000).

10.11 Form of Stock Grant Agreement (incorporated by reference, filed with Registrant's Form S-8 on December 5, 2000).

10.12A Mutual Release and Termination Agreement dated December 19, 2003 (but not fully executed until January 9, 2004) among Duncan Capital LLC, Strategic Growth International, Inc. and Pacific CMA, Inc. (incorporated by reference, filed with Registrant's Post-Effective Amendment No. 1 to Form S-3, File No. 333-111163, on January 28, 2004).

10.12B Amendment dated January 16, 2004 to the Mutual Release and Termination Agreement dated December 19, 2003 (incorporated by reference, filed with Registrant's Post-Effective Amendment No. 1 to Form S-3, File No. 333-111163 on January 28, 2004).


10.13A & B    Forms of warrants to purchase common stock issued by Pacific CMA,
              Inc. to the purchasers in a November 2003 private placement offering (incorporated by reference, filed with Registrant's Form
              S-3, File No. 333-111163, on December 15, 2003).

10.14 Warrants to purchase common stock issued by Pacific CMA, Inc. to Rockwood, Inc. as compensation for services rendered in connection with the November 2003 private placement offering (incorporated by reference, filed with Registrant's Form S-3, File No. 333-111163, on December 15, 2003).

10.15 Form of Securities Purchase Agreement by and between Pacific CMA, Inc. and each of the purchasers in the November 2003 private placement offering (incorporated by reference, filed with Registrant's Form S-3, File No. 333-111163 on December 15, 2003).

10.16 Form of Registration Rights Agreement by and between Pacific CMA, Inc. and each of the purchasers in the November 2003 private placement offering (incorporated by reference, filed with Registrant's Form S-3, File No. 333-111163, on December 15, 2002).

10.17A & B    Warrants issued to Duncan Capital, LLC by Pacific CMA, Inc., dated as of November 18, 2003 (incorporated by reference, filed with Registrant's Form S-3, File No. 333-111163, on December 15, 2003).

10.18 Warrants issued to Strategic Growth International by Pacific CMA, Inc., dated as of November 18, 2003 (incorporated by reference, filed with Registrant's Form S-3, File No. 333-111163, on December 15, 2003).

10.19 Compensation Agreement between Registrant and Henrik Christensen (incorporated by reference, filed with Registrant's Form S-8 on March 29, 2004).

10.20 Securities Purchase Agreement, dated as of April 8, 2004, among Crestview Capital Master LLC. ("Crestview"), Midsummer Investment Ltd. ("Midsummer") and Registrant (incorporated by reference, filed with Registrant's Form 8-K on April 15, 2004).

10.21 Registration Rights Agreement, dated as of April 8, 2004, among Crestview, Midsummer and Registrant (incorporated by reference, filed with Registrant's Form 8-K on April 25, 2004).

10.22 Form of Warrant issued to Crestview and Midsummer (incorporated by reference, filed with Registrant's Form 8-K on April 15, 2004).

10.23 Form of Warrant issued to Midsummer in May 2004 (incorporated by reference, filed with Registrant's Form 8-K on May 10, 2004).

10.24 Securities Purchase Agreement, dated as of May 6, 2004, between Midsummer and Registrant (incorporated by reference, filed with Registrant's Form 8-K May 10, 2004).

10.25 Registration Rights Agreement, dated as of May 6, 2004, between Midsummer and Registrant (incorporated by reference, filed with Registrant's Form 8-K on May 10, 2004).

14.1 Registrant's Code of Ethics for Chief Financial Officer (incorporated by reference, filed with Registrant's Annual Report on Form 10-KSB on March 29, 2004).

21.1          Subsidiaries of the Registrant (1).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a))(1)

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))(1)

32.1          Certificate of the Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))(1)

32.2          Certificate of the Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))(1)


--------------------
(1) Exhibit filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PACIFIC CMA, INC.

                                By: /s/ Alfred Lam
                                    --------------------------------------------
                                    Alfred Lam
                                    Chairman of the Board and
                                    Chief Executive Officer

                                   March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    March 30, 2005                              /s/ Alfred Lam
                               -------------------------------------------------
                                                  Alfred Lam
                               Chief Executive Officer and Director (principal
                                              executive officer)


    March 30, 2005                            /s/ Bill Stangland
                               -------------------------------------------------
                                                Bill Stangland
                                           Chief Financial Officer
                                 (principal financial and accounting officer)


    March 30, 2005                            /s/ Scott Turner
                               -------------------------------------------------
                                                 Scott Turner
                                            President and Director


    March 30, 2005                            /s/ Louisa Chan
                               -------------------------------------------------
                                            Louisa Chan, Director


    March 30, 2005                             /s/ Kaze Chan
                               -------------------------------------------------
                                             Kaze Chan, Director


    March 30, 2005                           /s/ Kim E. Peterson
                               -------------------------------------------------
                                          Kim E. Peterson, Director


    March 30, 2005                           /s/ Liu Kwong Sang
                               -------------------------------------------------
                                           Liu Kwong Sang, Director


                               -------------------------------------------------
                                            Kenneth Chik, Director

                                Pacific CMA, Inc.

            Accountants' Report and Consolidated Financial Statements

                           December 31, 2004 and 2003

                                Pacific CMA, Inc.

                           December 31, 2004 and 2003

Contents

    Independent Accountants' Report...........................................1

    Consolidated Financial Statements

        Balance Sheets........................................................2

        Statements of Income..................................................3

        Statements of Stockholders' Equity....................................4

        Statements of Cash Flows..............................................5

        Notes to Financial Statements.........................................7

[logo] Moores Rowland

Report of Prior Independent Auditors                34th Floor. The Lee Gardens
                                                    33 Hysan Avenue
                                                    Causeway Bay. Hong Kong

To the Board of Directors and Stockholder of        Telephone (852) 2909 5555
Pacific CMA, Inc.                                   Facsimile (852) 2810 0032

                                                    E-mail: office@mooresrowland com hk
                                                    Web Site: www mooresrowland com hk


We have audited the consolidated statements of operations, stockholders' equity and cash flows of Pacific CMA, Inc. and its subsidiaries ("the Group") for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Group's operations and cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Moores Rowland
--------------------------------
Moores Rowland
Chartered Accountants
Certified Public Accountants
Hong Kong

Date: May 26, 2003






Chartered Accountants                 A member of
Certified Public Accountants          Moores Rowland International        (852) 2909 5555  (852) 2810 0032
                                      an association of independent       office@mooresrowland com hk
                                      accounting firms throughout         www mooresrowland com hk
                                      the world

             Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Pacific CMA, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Pacific CMA, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific CMA, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
---------------------------------
Indianapolis, Indiana
March 11, 2005

                                Pacific CMA, Inc.

                           Consolidated Balance Sheets
                           December 31, 2004 and 2003

Assets

                                                                                  2004               2003
                                                                              ------------      ------------
    Current Assets

        Cash and cash equivalents                                             $  1,538,146      $    912,240
        Restricted cash                                                          5,088,088         5,786,064
        Accounts and notes receivable, net of allowance; 2004 - $295,144;
          2003 - $156,617                                                       13,480,831         7,360,859
        Refundable income taxes                                                         --           147,092
        Other receivables, deposits and prepaid expenses                         3,324,207         2,102,599
        Current portion of loan receivable                                          17,600            12,600
        Deferred income taxes                                                       57,476            40,283
                                                                              ------------      ------------
               Total current assets                                             23,506,348        16,361,737
                                                                              ------------      ------------

    Property and Equipment, net                                                    619,753           241,186
                                                                              ------------      ------------

    Other Assets

        Goodwill                                                                 2,740,508         2,683,768
        Intangible assets, net                                                   1,357,814         1,906,667
        Deferred tax asset                                                         952,319           152,774
        Deferred financing costs on Series A preferred stock                       786,693                --
        Investment deposit                                                       1,037,001           900,900
        Equity investment in affiliates                                            258,912                --
        Other                                                                       30,994           140,248
                                                                              ------------      ------------
                                                                                 7,164,241         5,784,357
                                                                              ------------      ------------

                                                                              $ 31,290,342      $ 22,387,280
                                                                              ============      ============

Liabilities and Stockholders' Equity

    Current Liabilities

        Notes payable - bank                                                  $  6,679,406      $  6,008,594
        Current maturities of capital lease obligations                             62,537            26,851
        Accounts payable                                                         9,357,362         7,319,281
        Payable to directors                                                            --            20,493
        Payable-minority shareholder                                                79,409                --
        Accrued expenses                                                           908,930           598,359
        Short-term loans payable                                                        --           537,510
        Income taxes payable                                                       157,741                --
                                                                              ------------      ------------
               Total current liabilities                                        17,245,385        14,511,088
                                                                              ------------      ------------

    Capital Lease Obligations                                                       64,373            21,592
                                                                              ------------      ------------

    Series A Preferred Stock, net                                                4,228,599                --
                                                                              ------------      ------------

    Minority Interest                                                               92,248                --
                                                                              ------------      ------------

    Stockholders' Equity

        Common stock, no par value; authorized - 100,000,000 shares and
          issued - 25,124,347 and 25,675,590 shares                              5,113,412         6,195,492
        Warrants outstanding                                                     1,073,653                --
        Additional paid-in capital                                               1,953,384         1,786,718
        Retained earnings                                                        2,760,947         2,433,420
        Accumulated other comprehensive income                                      24,174            11,440
        Unearned compensation cost                                              (1,265,833)       (2,572,470)
                                                                              ------------      ------------
               Total stockholders' equity                                        9,659,737         7,854,600
                                                                              ------------      ------------

                                                                              $ 31,290,342      $ 22,387,280
                                                                              ============      ============


See Notes to Consolidated Financial Statements                                 2

                                Pacific CMA, Inc.

                        Consolidated Statements of Income
                  Years Ended December 31, 2004, 2003 and 2002

                                                      2004               2003             2002
                                                  ------------      ------------      ------------
Freight Forwarding Income                         $ 99,600,454      $ 73,093,164      $ 52,903,737
                                                  ------------      ------------      ------------

Operating Expenses

    Cost of forwarding                              84,821,796        62,540,068        45,005,074
    General and administrative                      13,175,477         9,840,487         6,081,751
    Depreciation and amortization                      780,022           762,367           589,523
    Stock-based compensation cost                      286,247           111,143            70,075
                                                  ------------      ------------      ------------
                                                    99,063,542        73,254,065        51,746,423
                                                  ------------      ------------      ------------

Operating Income (Loss)                                536,912          (160,901)        1,157,314
                                                  ------------      ------------      ------------

Other Income (Expense)

    Interest and other income                          302,624           238,361           151,520
    Interest expense                                  (313,920)         (228,178)          (96,420)
    Gain on disposal of subsidiary                          --                --            11,390
    Settlement of litigation                                --                --          (257,500)
    Exchange listing costs                                  --          (242,606)               --
    Withdrawn registration statement costs                  --          (171,120)               --
    Preferred stock dividend and amortization
      of deferred financing costs                     (546,494)               --                --
    Amortization of preferred stock discount          (168,312)               --                --
    Equity in income of affiliate                        8,823                --                --
                                                  ------------      ------------      ------------
                                                      (717,279)         (403,543)         (191,010)
                                                  ------------      ------------      ------------

Income (Loss) Before Income Taxes                     (180,367)         (564,444)          966,304

Provision for Income Taxes (Benefit)                  (488,697)         (572,933)          263,454
                                                  ------------      ------------      ------------

Income Before Minority Interest                        308,330             8,489           702,850

Minority Interest                                       19,197                --                --
                                                  ------------      ------------      ------------

Net Income                                        $    327,527      $      8,489      $    702,850
                                                  ============      ============      ============

Basic Earnings Per Share                          $       0.01      $       0.00      $       0.03
                                                  ============      ============      ============

Diluted Earnings Per Share                        $       0.01      $       0.00      $       0.03
                                                  ============      ============      ============


See Notes to Consolidated Financial Statements                                 3

                                Pacific CMA, Inc.

                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2004, 2003 and 2002



                                                                                         Additional
                                              Common Stock, Issued         Warrants       Paid-in       Retained     Comprehensive
                                             Shares         Amount        Outstanding     Capital       Earnings        Income
                                        --------------------------------------------------------------------------------------------
Balance, January 1, 2002                   20,149,050   $      51,165    $        --   $   1,786,718  $   1,722,081

    Net income                                                                                              702,850  $     702,850
                                                                                                                     -------------
       Comprehensive income                                                                                          $     702,850
                                                                                                                     =============
    Issuance of common stock on
      acquisition of subsidiary             1,700,000       1,360,000
    Issuance of common stock                   50,000          12,500
    Stock grant                               523,400         128,200
                                        -------------   -------------  -------------   -------------  -------------

Balance, December 31, 2002                 22,422,450       1,551,865             --       1,786,718      2,424,931

    Net income                                                                                                8,489  $       8,489
    Foreign currency translation
      adjustment                                                                                                            19,765
                                                                                                                     -------------
       Comprehensive income                                                                                          $      28,254
                                                                                                                     =============
    Issuance of common stock                1,274,240       1,760,329
    Stock grant                             1,978,900       2,883,298
                                        -------------   -------------  -------------  -------------  -------------

Balance, December 31, 2003                 25,675,590       6,195,492              --      1,786,718      2,433,420

    Net income                                                                                              327,527  $     327,527
    Foreign currency translation
      adjustment                                                                                                            12,734
                                                                                                                     -------------
       Comprehensive income                                                                                          $     340,261
                                                                                                                     =============
    Issuance of common stock on
      acquisition of subsidiary               120,000          82,800
    Issuance of common stock for
      preferred stock dividend                223,757         152,500
    Issuance of warrants                                                   1,073,653
    Beneficial conversion on preferred
      stock                                                                                  166,666
    Stock grant and amortization of
      unearned stock compensation             155,000         226,100
    Cancellation of prior stock grants     (1,050,000)     (1,543,480)
                                        -------------   -------------  -------------  -------------  -------------

Balance, December 31, 2004                 25,124,347   $   5,113,412  $   1,073,653  $   1,953,384  $   2,760,947
                                        =============   =============  =============  =============  =============

                                         Accumulated
                                            Other
                                        Comprehensive     Unearned
                                            Income      Compensation
                                            (Loss)          Cost           Total
                                        --------------------------------------------
Balance, January 1, 2002                $      (8,325) $          --   $   3,551,639

    Net income                                                               702,850

       Comprehensive income

    Issuance of common stock on
      acquisition of subsidiary                                            1,360,000
    Issuance of common stock                                                  12,500
    Stock grant                                                              128,200
                                        -------------  -------------   -------------

Balance, December 31, 2002                     (8,325)            --       5,755,189

    Net income                                                                 8,489
    Foreign currency translation
      adjustment                               19,765                         19,765

       Comprehensive income

    Issuance of common stock                                               1,760,329
    Stock grant                                           (2,572,470)        310,828
                                        -------------  -------------   -------------

Balance, December 31, 2003                     11,440     (2,572,470)      7,854,600

    Net income                                                               327,527
    Foreign currency translation
      adjustment                               12,734                         12,734

       Comprehensive income

    Issuance of common stock on
      acquisition of subsidiary                                               82,800
    Issuance of common stock for
      preferred stock dividend                                               152,500
    Issuance of warrants                                                   1,073,653
    Beneficial conversion on preferred
      stock                                                                  166,666
    Stock grant and amortization of
      unearned stock compensation                            150,859         376,959
    Cancellation of prior stock grants                     1,155,778        (387,702)
                                        -------------  -------------   -------------

Balance, December 31, 2004              $      24,174  $  (1,265,833)  $   9,659,737
                                        =============  =============   =============


See Notes to Consolidated Financial Statements                                 4

                                Pacific CMA, Inc.

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2004, 2003 and 2002

                                                                   2004             2003             2002
                                                               -----------      -----------      -----------
Operating Activities

    Net income                                                 $   327,527      $     8,489      $   702,850
    Items not requiring (providing) cash
       Amortization of preferred stock discount                    168,312               --               --
       Preferred stock dividend and amortization of
          deferred financing costs                                 513,993               --               --
       Depreciation and amortization                               204,461          190,367          208,190
       Amortization of intangibles                                 575,561          572,000          381,333
       (Gain) loss on sale of property and equipment                (5,304)           9,870            6,773
       Gain on sale of subsidiary                                       --               --          (11,390)
       Minority interest in loss of subsidiary                     (19,197)              --               --
       Common stock issued for services and  employee
          compensation                                             286,247          111,143           70,075
       Undistributed earnings of affiliates                         (8,823)              --               --
       Provision for doubtful accounts                              86,575           60,160           77,511
       Deferred income taxes                                      (830,076)        (688,841)         (74,204)
    Changes in

       Accounts receivable                                      (5,835,480)        (956,878)      (1,369,229)
       Accounts payable                                          1,852,411          920,103        1,283,370
       Accrued expenses                                            288,986           89,043          114,449
       Income taxes refundable/payable                             304,833         (387,937)         265,298
       Other assets and liabilities                             (1,432,314)      (1,197,938)        (437,816)
                                                               -----------      -----------      -----------
           Net cash provided by (used in) operating
              activities                                        (3,522,288)      (1,270,419)       1,217,210
                                                               -----------      -----------      -----------

Investing Activities

    Collection of loans receivable                                  17,620          249,610          210,135
    Acquisition of subsidiaries                                     45,246               --         (613,618)
    Equity investment in affiliates                               (286,647)              --               --
    Purchase of property and equipment                            (428,085)         (74,987)        (154,877)
    Proceeds from sale of subsidiary in 2002                            --          398,077           96,070
    Proceeds from sale property and equipment                       13,122           32,819           15,000
    Deposit for potential equity investment                       (136,101)        (900,900)              --
    Purchases of certificate of deposit                                 --               --          (50,000)
                                                               -----------      -----------      -----------
           Net cash used in investing activities                  (774,845)        (295,381)        (497,290)
                                                               -----------      -----------      -----------

Financing Activities

    Net change in restricted cash                                  697,976       (3,130,475)      (1,204,693)
    Net change in notes payable - bank                             670,812        3,808,893          742,914
    Installments paid on acquisition of subsidiary in 2002              --         (900,000)              --
    Principal payments under capital lease obligation              (52,978)         (64,422)         (31,785)
    Proceeds from short-term debt                                    3,054          887,930           71,391
    Payments on short-term debt                                   (562,373)        (380,027)        (274,452)
    Issuance of common stock, net of issuance costs                 (3,000)       1,736,649               --
    Proceeds from issuance of Series A Preferred Stock
      and detachable stock warrants                              5,000,000               --               --
    Deferred financing costs                                      (824,801)              --               --
    Advances - director, net                                       (20,493)          58,826         (423,712)
                                                               -----------      -----------      -----------
           Net cash provided by (used in) financing
              activities                                         4,908,197        2,017,374       (1,120,337)
                                                               -----------      -----------      -----------

Increase (Decrease) in Cash and Cash Equivalents                   611,064          451,574         (400,417)

Foreign Currency Exchange Difference                                14,842           19,009              602

Cash and Cash Equivalents, Beginning of Year                       912,240          441,657          841,472
                                                               -----------      -----------      -----------

Cash and Cash Equivalents, End of Year                         $ 1,538,146      $   912,240      $   441,657
                                                               ===========      ===========      ===========


See Notes to Consolidated Financial Statements                                 5

                                Pacific CMA, Inc.

                  Years Ended December 31, 2004, 2003 and 2002

                                                           2004            2003          2002
                                                        ----------     ----------     ----------
Supplemental Cash Flows Information

    Interest paid                                       $  346,420     $  227,391     $   14,856
    Income taxes paid                                       75,862        507,845        210,091
    Income taxes refunded                                   39,250             --             --
    Capital lease obligation incurred for equipment        131,445         36,628         64,103
    Sale of Sparkle subsidiary                                  --             --        398,077
    Acquisition of Airgate subsidiary                           --             --      2,260,000


See Notes to Consolidated Financial Statements                                 5

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

Note 1: Nature of Operations and Summary of Significant Accounting Policies

   Nature of Operations

      The Company is a global, non-asset based logistic and freight forwarder providing supply chain logistics services. It coordinates the shipping and the storage of raw materials, supplies, components and finished goods by air, sea, river, rail and road. Its cargo includes garments on hangers, refrigerated cargo, hazardous materials and perishable goods. The Company has operating locations in Chicago, New York, Los Angeles, Miami, Singapore, Hong Kong and the Peoples Republic of China. The Company had approximately $17,700,000 of net assets in foreign countries.

   Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AGI Logistics (Hong Kong) Limited; Shenzen Careship International Transportation Limited (formerly Guangdong Springfield Logistics Services Limited); Pacific CMA International, LLC; Paradigm International Inc. and AGI China Limited. Also included are its majority owned subsidiaries, Airgate International Corp. (81%) and AGI Freight Singapore Pte Ltd (60%). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   Cash Equivalents

      The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2004 and 2003, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit. At December 31, 2004, the Company's cash accounts in the United States of America exceeded federally insured limits by approximately $260,000.

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

   Accounts and Notes Receivable

      Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Accounts past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

      Notes receivable are stated at their outstanding principal amount, net of an allowance for uncollectible notes. The Company provides an allowance for uncollectible notes, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Outstanding notes accrue interest based on the terms of the respective note agreements. A note receivable is considered delinquent when the debtor has missed three or more payments. At that time, the note is placed on nonaccrual status and interest accrual ceases and does not resume until the note is no longer classified as delinquent. Delinquent notes are written off based on individual credit evaluation and specific circumstances of the borrower.

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

   Intangibles

      Intangible assets consist of non-contractual customer relationships identified during the acquisitions of various subsidiaries. They are recorded at cost allocated at acquisition and are amortized on a straight-line basis over their estimated useful economic life, generally five years. They are tested for impairment in accordance with FASB Statement No. 142.

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

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

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

   Foreign Currency Translation

      The consolidated financial statements include foreign subsidiaries. The Company considers the US Dollar as its functional currency as a substantial portion of the Company's business activities are based in US Dollars. Transactions involving foreign currencies are translated at the approximate rates of exchange existing at the transaction dates. Translation differences are included in the statements of income and are not material.

      Assets and liabilities of subsidiaries whose functional currency is not the US Dollar are translated into US Dollars at the rate in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate during the year. The effects of translation adjustments have been recorded in accumulated other comprehensive income.

   Reclassifications

      Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net earnings.

Note 2: Loans Receivable

      As of December 31, 2004 and 2003, $48,594 and $66,214 is due from Thomas Zambuto, President and former shareholder of Airgate International Corp. The note is uncollateralized, interest free with annual repayments of approximately $17,600.

Note 3: Property and Equipment, net

      Property and equipment consists of the following:

                                                       2004             2003
                                                   -----------      -----------

        Office equipment                           $   532,863      $   491,459
        Furniture and fixtures                         548,484          300,664
        Motor vehicles                                 273,715          207,828
                                                   -----------      -----------
                                                     1,355,062          999,951
        Less: Accumulated depreciation)               (735,309)        (758,765)
                                                   -----------      -----------

                                                   $   619,753      $   241,186
                                                   ===========      ===========

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

Note 4: Investment Deposit

      Investment deposits are cash deposits paid to potential acquisition targets. As of December 31, 2004, there was $850,000 included in investment deposits that represents the purchase price of a 46.92% equity interest in Careship International Transportation Ltd. ("CITL"), a limited liability company established in the Peoples Republic of China ("PRC"). CITL is engaged in providing air and sea freight services in the PRC. In January 2005, the Company received final approval from the government in the PRC and completed the transaction.

      Also at December 31, 2004, the Company deposited $150,000 with a potential acquisition target in the United States. The Company has signed a letter of intent with the target. The estimated purchase price is $1,000,000 to $1,500,000.

Note 5: Acquired Intangible Assets and Goodwill

      The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2004 and 2003, were:

                                                        2004                       2003
                                               Gross                        Gross
                                             Carrying     Accumulated      Carrying    Accumulated
                                              Amount     Amortization       Amount     Amortization
                                            -------------------------------------------------------
        Amortized intangible assets -
          non-contractual customer list     $2,886,708     $1,528,894     $2,860,000     $  953,333
                                            ==========     ==========     ==========     ==========

      Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $575,561, $572,000 and $381,333, respectively. Estimated amortization expense for each of the following five years is:

         2005                                                 $577,342
         2006                                                  577,342
         2007                                                  196,009
         2008                                                    5,342
         2009                                                    1,779

      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 were:

                                                         2004           2003
                                                      -------------------------

        Balance as of January 1                       $2,683,768     $2,683,768
            Goodwill acquired during the year             56,740             --
                                                      ----------     ----------

        Balance as of December 31                     $2,740,508     $2,683,768
                                                      ==========     ==========

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

Note 6: Notes Payable - Bank

      The Company has a $2,500,000 line of credit that accrues interest at the bank's prime rate plus 0.75% (6.25% at December 31, 2004) and matures in September 2005. The line is collateralized by a $1,000,000 certificate of deposit held by the Bank, substantially all of the assets of Airgate and a personal guarantee of a director of the Company. This certificate of deposit is recorded as restricted cash. The note requires the Company meet certain debt-to-equity ratios and other financial covenants. As of December 31, 2004 and 2003, there was $2,500,000 borrowed against this facility.

      The Company has certain other banking facilities to finance its working capital. The facilities available totaled approximately $7,210,000. The facilities accrue interest at rates varying with the prime rate in Hong Kong, Hong Kong Interbank Offered Rate (HIBOR), or the cost of funds rate. As of December 31, 2004, these rates ranged between 1.01% - 6.50%. The facilities require annual renewals and are collateralized by personal guarantees of two directors and restricted cash of approximately $3,800,000. As of December 31, 2004 and 2003, amounts outstanding against these facilities were $4,179,406 and $3,508,594, respectively.

Note 7: Short-Term Notes Payable

      All short-term borrowings as of December 31, 2003 were repaid in 2004. Short-term borrowings consisted of the following:

                                                                             2004         2003
                                                                           --------     --------
        Bank loans payable, Bank's prime rate plus 1.0% (6.0%
          at December 31, 2003), final payment due January 2004,
          guaranteed by a director of the Company                          $     --     $172,453

        Bank loan payable, Bank's prime rate (5.0% at December 31,
           2003), final payment due November 2004, guaranteed by a
           director of the Company                                               --      283,614

        Bank loan payable, Bank's prime rate plus 0.5% (5.5% at
           December 31, 2003), final payment due July 2004, guaranteed
           by two directors of the Company                                       --       81,443
                                                                           --------     --------

                                                                           $     --     $537,510
                                                                           ========     ========

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

Note 8: Capital Lease Obligations

      The Company has entered into various capital leases for automobiles and postage equipment expiring at various dates through 2005.

      Aggregate annual payments on capital lease obligations at December 31, 2004 are:

                                                            2004         2003
                                                         ---------    ---------

        2004                                             $      --    $  29,522
        2005                                                68,457       23,744
        2006                                                44,886           --
        2007                                                23,400           --
        2008                                                 2,320           --
                                                         ---------    ---------
                                                           139,063       53,266
        Less amount representing interest                  (12,153)      (4,823)
                                                         ---------    ---------

        Present value of future minimum lease payments   $ 126,910    $  48,443
                                                         =========    =========

      Property and equipment include the following property under capital leases:

                                                         2004           2003
                                                      ---------      ---------

        Equipment                                     $ 207,502      $  76,649
        Less accumulated depreciation                   (81,839)       (25,529)
                                                      ---------      ---------

                                                      $ 125,663      $  51,120
                                                      =========      =========

Note 9: Operating Leases

      The Company has noncancellable operating leases for operating locations and office equipment that expire in various years through 2009. These leases generally require the Company to pay all executory costs (property taxes, maintenance and insurance).

      Future minimum lease payments at December 31, 2004, were:

        2005                                              $  612,329
        2006                                                 511,265
        2007                                                 307,311
        2008                                                 185,268
        2009                                                  20,626
                                                          ----------

                                                          $1,636,799
                                                          ==========

      Rental expense for all operating leases for the years ended December 31, 2004, 2003 and 2002 was $512,619, $445,927 and $333,592, respectively.

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

Note 10: Income Taxes

      Income before provision for income taxes was taxed under the following jurisdictions for the years then ended:

                                      2004             2003             2002
                                  ----------------------------------------------

        United States             $(1,819,684)     $(1,140,624)     $  (531,455)
        Hong Kong                   1,687,309          576,180        1,497,759
        Singapore                     (47,992)              --               --
                                  -----------      -----------      -----------

                                  $  (180,367)     $  (564,444)     $   966,304
                                  ===========      ===========      ===========

      The provision for income taxes includes these components:

                                                 2004        2003        2002
                                              ---------------------------------

        Taxes currently payable

            United States                     $  56,570   $ (24,428)  $  73,898
            Hong Kong                           284,809     140,336     263,160
            Singapore                                --          --          --

        Deferred income taxes

            United States                      (856,812)   (652,374)    (73,604)
            Hong Kong                            26,736     (36,467)         --
            Singapore                                --          --          --
                                              ---------   ---------   ---------

               Income tax (benefit) expense   $(488,697)  $(572,933)  $ 263,454
                                              =========   =========   =========

      A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                 2004        2003        2002
                                              ----------------------------------

      Computed at the statutory rate (34%)    $ (61,325)  $(191,911)  $ 328,544
      Increase (decrease) resulting from
          Nondeductible expenses                 34,881      28,314     132,938
          Nontaxable income                          --     (26,310)     (4,655)
          Stock compensation cost               (30,947)    (83,361)         --
          Income tax credit carryforwards            --          --     (67,560)
          State income taxes                   (189,562)   (125,122)     36,497
          Effect of foreign tax rates          (261,912)    (92,032)   (271,905)
          Effective tax rate differential on
            deferred income taxes                10,918     (82,681)     98,505
          Other                                   9,250         170      11,090
                                              ---------   ---------   ---------

             Income tax (benefit) expense     $(488,697)  $(572,933)  $ 263,454
                                              =========   =========   =========

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

      The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                                      2004            2003
                                                                  ---------------------------
        Deferred tax assets
            Net operating loss carryforwards                      $ 1,313,044     $   553,362
            Stock-based compensation expense                           62,514           9,281
            Depreciation                                               10,677          30,048
            Registration costs                                        136,658          81,470
            Allowance for doubtful accounts                            52,991          31,002
            Other                                                       8,824              --
                                                                  -----------     -----------
                                                                    1,584,708         705,163
        Deferred tax liabilities - amortization of intangibles       (574,913)       (512,106)
                                                                  -----------     -----------

               Net deferred tax asset (liability)                 $ 1,009,795     $   193,057
                                                                  ===========     ===========

      The above net deferred tax asset (liability) is presented on the balance sheets as follows:

                                                         2004          2003
                                                      ------------------------

        Deferred tax asset - current                  $   57,476    $   40,283
        Deferred tax asset (liability) - long-term       952,319       152,774
                                                      ----------    ----------

               Net deferred tax asset (liability)     $1,009,795    $  193,057
                                                      ==========    ==========

      As of December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $3,130,000 and $3,610,000, respectively, that expire between 2018 and 2024. As of the date of acquisition, Airgate had a net operating loss carried forward of approximately $1,474,000, which is subject to annual usage restrictions. The Company anticipates fully utilizing these carryforwards.

      No deferred taxes have been provided on undistributed earnings of the Company's foreign subsidiaries as these earnings will be permanently invested in the Company's foreign operations.

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

Note 11: Retirement Plans

      As required by law, the Company operates a Mandatory Provident Fund (Fund) in Hong Kong for the benefit of substantially all of its Hong Kong employees. The assets of the Fund are held separately from those of the Company in a separate provident fund managed by an independent trustee. The Company makes contributions to the Fund as required. For the years ended December 31, 2004, 2003 and 2002, the Company made contributions of $82,265, $67,652 and $64,116, respectively.

      As required by law, the Company makes contributions to the State Pension Scheme, the Central Provident Fund (CPF) in Singapore for the benefit of all of its Singapore employees. CPF contributions are recognized as compensation expense in the period in which the contribution is earned. For the year ended December 31, 2004, the Company made contributions of $11,081.

      The Company does not maintain any retirement plans for its employees in the United States.

Note 12: Stock Plans

   2000 Stock Plan

      The Company has a 2000 Stock Plan ("Plan") to issue stock options and grants pursuant to various agreements with employees, service providers, business associates and others that will have an important business relationship with the Company or its affiliates. The maximum number of shares of the Company's common stock available for issuance under the Plan is 2,200,000 shares. As of December 31, 2004, the maximum number of shares available for future grants under the Plan was 1,092,450 shares. The options and stock grants vest over an 18-month period.

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

      In December 2004, the FASB issued Statement 123R, a revision to Statement
      123. Statement 123R requires that companies recognize expense for these types of equity-based compensation. The new Statement is effective beginning in the first quarter 2006 for the Company.

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

      A summary of the status of the plan at December 31, 2004 and 2003, and changes during the years then ended is presented below:

                                                           2004                              2003
                                            ---------------------------------------------------------------------
                                                                Weighted-                         Weighted-
                                                                 Average                           Average
                                                Shares       Exercise Price       Shares       Exercise Price
                                            ---------------------------------------------------------------------
        Outstanding, beginning of year             200,000      $     0.098          200,000    $     0.098
            Granted                                     --                                --
            Exercised                                   --                                --
            Forfeited                                   --                                --
            Expired                                     --                                --
                                                   -------                           -------

        Outstanding, end of year                   200,000      $     0.098          200,000    $     0.098
                                                   =======                           =======

        Options exercisable, end of year           200,000                           200,000
                                                   =======                           =======

      The following table summarizes information about stock options under the plan outstanding at December 31, 2004:

                                                 Options Outstanding                    Options Exercisable
                                         Weighted-Average
   Range of Exercise       Number      Remaining Contractual   Weighted-Average      Number      Weighted-Average
        Prices          Outstanding            Life             Exercise Price    Exercisable     Exercise Price
--------------------------------------------------------------------------------------------------------------------
        $0.098           200,000            0.67 years              $0.098         200,000            $0.098

      Also under the Plan, the Company has issued stock grants for 5,000 and 28,900 shares during 2004 and 2003, respectively. The Company recognizes compensation cost for these grants over the vesting period based on the fair value of the grant at the grant date. Compensation cost related to these stock grants under the Plan was $6,350 and $87,463 for the years ended 2004 and 2003, respectively.

   Other Stock Grants

      In November 2003, the Company entered into three service agreements with three key employees. Under the terms of the agreements, the Company granted to these employees a total of 1,750,000 restricted shares. The shares are considered restricted as they have not been registered with the Securities and Exchange Commission. Two agreements require the employees to continue to provide services to the Company from January 1, 2004 through December 31, 2014. One agreement requires the employee to provide services through December 31, 2008. Compensation cost is measured at the grant date based on the estimated fair value of the restricted shares. The compensation cost is recognized as expense over the service period required under the agreements. The unearned portion of the compensation cost is recorded in equity as unearned compensation cost. The Company is holding the stock certificates pending the completion of the service agreements. In December 2004, one of the key employees terminated her service agreement with the Company and 850,000 restricted shares that were previously granted were subject to cancellation in 2005. The compensation cost related to this service agreement was reversed in the fourth quarter of 2004.

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

      In November 2003, the Company entered into a service agreement with a key sales representative of the Company. Under the terms of the agreement, the Company granted 200,000 restricted shares to the sales representative. The shares are considered restricted as they have not been registered with the Securities and Exchange Commission. The agreement requires the sales representative to provide services to the Company from January 1, 2004 through December 31, 2005. Compensation cost is measured at the grant date based on the estimated fair value of the restricted shares. The compensation cost is recognized against income over the service period required under the agreement. The unearned compensation cost is recorded as a prepaid asset. The Company is holding the certificates pending the completion of the service agreement. In December 2004, the Company reached another agreement with the key sales representative that required $25,000 to be paid for services provided in 2004 and $25,000 to be paid for services to be provided in 2005. The 200,000 restricted shares granted were subject to cancellation in 2005. The related compensation cost under the original agreement was reversed in the fourth quarter of 2004.

      In March 2004, the Company granted an employee 100,000 shares of common stock. The shares were registered with the SEC by filing a Form S-8 Registration Statement on March 29, 2004. The employee continued to provide services to the Company from January 1, 2004 through December 31, 2005. On September 11, 2004, this employee resigned from the position of director but agreed to continue to act as an independent consultant for British market development. Compensation cost is measured at the grant date based on the estimated fair value on the date of grant. The compensation cost is recognized as expense over the service period required under the agreements. The unearned portion of the compensation cost is recorded in equity as unearned compensation. The Company is holding the stock certificates pending the completion of the service period.

      Also in March 2004, the Company issued 50,000 shares of common stock to a business advisor. The Company recorded expense of $57,750 which is the estimated fair value of the stock on the grant date.

Note 13: Stock Warrants

      At various dates in 2003, the Company issued warrants for 1,007,455 shares related to a private stock placement. Some of the warrants were issued to the service provider assisting the Company in the transaction (386,335 warrants) and some of the warrants were issued as detachable from the stock issued to the purchasers (621,120 warrants). The value of the warrants was deemed to have an immaterial value and as such no allocation of the stock proceeds was recorded. These warrants expire five years from the date of issuance and have exercise prices ranging from $0.80 to $2.17 per share.

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

      In April and May 2004, the Company issued warrants for 1,778,333 shares related to the issuance of the Series A Preferred Stock. Some of the warrants (215,833) were issued for services received in connection with the Preferred Stock issuance and expire five years from date of issuance. The remaining warrants (1,562,500) were issued as detachable stock warrants from the Series A Preferred Stock and expire seven years from the date of issuance. As more fully described in Note 15, the warrants were valued at $1,212,580. The warrants issued to the service providers with an estimated fair value of $133,940, were charged to deferred financing costs. The detachable warrants with a relative fair value of $939,713, were charged to equity. The warrants have exercise prices that range between $1.44 and $2.00.

      In June 2004, the Company issued warrants for 100,000 shares to a financial advisory services provider. These warrants expire five years from the date of issuance and have exercise price at $1.15 per share.

      Below is a summary of the activity of the outstanding warrants.

                                                           2004                                2003
                                            -------------------------------------------------------------------------
                                                              Weighted-                            Weighted-
                                                               Average                              Average
                                               Shares       Exercise Price        Shares        Exercise Price
                                            -------------------------------------------------------------------------

        Outstanding, beginning of year         1,007,455    $         1.72                --    $           --
            Granted                            1,878,333              1.81         1,007,455              1.72
            Exercised                                 --                --                --                --
            Forfeited                                 --                --                --                --
            Expired                                   --                --                --                --
                                          --------------    --------------    --------------    --------------

        Outstanding, end of year               2,885,788    $         1.78         1,007,455    $         1.72
                                          ==============    ==============    ==============    ==============

      The following table summarizes information about warrants outstanding at December 31, 2004:

                                                                          Warrants Outstanding
                                                                 Weighted-Average
                  Range of                   Number            Remaining Contractual      Weighted-Average
              Exercise Prices              Outstanding                 Life                Exercise Price
--------------------------------------------------------------------------------------------------------------
               $0.80 to $2.17                  2,885,788            3.89 years                  $1.78

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

Note 14: Earnings Per Share

      Earnings per share (EPS) were computed as follows:

                                                              Year Ended December 31, 2004
                                                       --------------------------------------
                                                                      Weighted-
                                                                       Average      Per Share
                                                         Income        Shares        Amount
                                                       --------------------------------------
        Net income                                     $  327,527
        Basic earnings per share
            Income available to common stockholders       327,527    25,895,059    $     0.01
                                                                                   ==========
        Effect of dilutive securities
            Stock options                                      --       184,179
            Warrants                                           --        36,538
                                                       ----------    ----------
        Diluted earnings per share
            Income available to common stockholders
              and assumed conversions                  $  327,527    26,115,776    $     0.01
                                                       ==========    ==========    ==========

      Common stock equivalents related to convertible preferred stock and warrants of 2,401,065 and 2,685,788, respectively, are not included in the calculation of dilutive earnings per share because they have an anti-dilutive effect.

                                                             Year Ended December 31, 2003
                                                       --------------------------------------
                                                                      Weighted-
                                                                       Average      Per Share
                                                         Income        Shares        Amount
                                                       --------------------------------------
        Net income                                     $    8,489
        Basic earnings per share
            Income available to common stockholders         8,489    22,805,648    $     0.00
                                                                                   ==========
        Effect of dilutive securities
            Stock options                                      --            --
            Warrants                                           --            --
                                                       ----------    ----------
        Diluted earnings per share
            Income available to common stockholders
              and assumed conversions                  $    8,489    22,805,648    $     0.00
                                                       ==========    ==========    ==========

      Common stock equivalents related to stock options and warrants of 190,051 and 175,664, respectively, are not included in the calculation of dilutive earnings per share because they have an anti-dilutive effect.

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

                                                             Year Ended December 31, 2002
                                                       --------------------------------------
                                                                     Weighted-      Per Share
                                                          Income   Average Shares      Amount
                                                       --------------------------------------
        Net income                                     $  702,850
        Basic earnings per share
            Income available to common stockholders       702,850    21,564,122    $     0.03
                                                                                   ==========
        Effect of dilutive securities
            Stock options                                      --       174,066
            Warrants                                           --            --
                                                       ----------    ----------    ----------
        Diluted earnings per share
            Income available to common stockholders
              and assumed conversions                  $  702,850    21,738,188    $     0.03
                                                       ==========    ==========    ==========

      During 2002, options to purchase 523,400 shares of common stock at $0 per share were granted and exercised pursuant to the terms stipulated in the Company's 2000 Stock Plan. Therefore, there is no dilutive effect on net income per share regarding these stock grants.

Note 15: Preferred Stock

      On April 14, 2004, the Company sold to two institutional investors $3,000,000 of Series A Preferred Stock and issued warrants to purchase 937,500 shares of common stock, at per share exercise prices of $1.76 for 468,750 shares and $2.00 for 468,750 shares. These warrants expire seven years from date of issuance.

      On May 6, 2004, the Company sold to an institutional investor $2,000,000 of its Series A Preferred Stock and issued warrants to purchase an additional 625,000 shares of common stock at per share exercise prices of $1.76 for 312,500 shares and $2.00 for 312,500 shares. These warrants expire seven years from issuance.

      The Series A Preferred Stock has 10,000 shares authorized and 5,000 shares issued with a stated value of $1,000 per share. The Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $1.44 per share and pays a cumulative annual dividend equal to six (6%) percent of the stated value, which at the option of the Company, subject to certain conditions, may be paid in shares of Common Stock. The Series A Preferred Stock is mandatorily redeemable four years from issuance. This preferred stock is non-voting.

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

      As the Series A Preferred Stock is mandatorily redeemable, it was recorded in accordance with Statement 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The relative fair value of the Series A Preferred Stock was recorded as a long-term liability and the dividends paid and accrued are included in interest expense. Additionally, the Series A Preferred Stock was issued with a beneficial conversion feature. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,666 was recorded as additional finance charges under the caption "Preferred Stock dividend and amortization of deferred financing costs" and credited to additional paid-in capital for the year ended December 31, 2004. Lastly, in accordance with Opinion 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the Series A Preferred Stock and detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional equity. The fair value of the warrants was determined based on an independent valuation. Effectively, the Series A Preferred Stock was recorded at a discount of $939,713. This discount will be amortized ratably over the term of the Series A Preferred Stock. For the year ended December 31, 2004, the Company recognized $168,312 related to the amortization of the Series A Preferred Stock discount.

      In connection with the issuance of the Series A Preferred Stock, the Company incurred $958,741 of finance costs. These costs have been recorded as an asset and are amortized over the term of the preferred stock.

      Future amortization of the deferred financing costs and preferred stock discount is as follows:

           2005                                         $474,612
           2006                                          474,612
           2007                                          474,612
           2008                                          134,258

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

Note 16: Related Party Transactions

      During the years ended December 31, 2004, 2003 and 2002, the Company had the following transactions with related parties.

                                                            2004         2003          2002
                                                        --------------------------------------
        Acquisition of subsidiary from Scott Turner,
           shareholder, officer and director
            Total consideration                         $       --    $       --    $1,430,000
            Note payable                                        --            --       450,000
        Payment of freight costs to AGI Shenzhen                --            --       125,873
        Received freight income from AGI Shenzhen               --            --         2,570
        Received interest income from Sparkle China             --            --         6,750

      As of December 31, 2004, general banking and loan facilities granted by various banks to the Company were secured by directors' (Alfred Lam and Louisa Chan) personal guarantees.

      As of December 31, 2003, the Company had a payable to Alfred Lam $20,493. The payable does not accrue interest and has no fixed payment terms. This amount was repaid in 2004.

Note 17: Business Acquisitions

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

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

        Current assets                                               $2,409,683
        Property, plant and equipment                                    86,945
        Intangible assets                                             2,860,000
        Goodwill                                                      2,683,768
                                                                     ----------
            Total assets acquired                                     8,040,396
                                                                     ----------

        Current liabilities                                           4,508,396
        Long-term liabilities                                           572,000
                                                                     ----------
            Total liabilities assumed                                 5,080,396
                                                                     ----------

               Net assets acquired                                   $2,960,000
                                                                     ==========

      The $2,860,000 of acquired intangible assets is a non-contractual customer relationship that is recorded at estimated fair value and amortized on a straight-line basis over its estimated useful life of five years. The $2,683,768 of goodwill represents the excess of the acquisition cost over the current fair value of the identifiable assets of Airgate at the time of purchase.

      The purchase price was consisted of the following:

        Cash paid                                                                  $  300,000
        Issuance of notes payable                                                   1,200,000
        Issuance of 1,700,000 shares of Company stock valued at $0.80 per share     1,360,000
        Transaction costs                                                             100,000
                                                                                   ----------

            Total consideration for stock acquired                                 $2,960,000
                                                                                   ==========

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

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

Note 18: Equity Investment in Affiliates

      Equity investment in affiliates relates to ownership of Shanghai Air Cargo Ground Handling Services Ltd ("Shanghai Air Cargo") and Vantage Point Services Limited ("Vantage Point") for 35% and 40% respectively. Shanghai Air Cargo began operations in April 2004. The interest in Vantage Point was acquired by the Company in October 2004. Financial results of operations of the affiliates from the date of acquisition to December 31, 2004 are summarized below:

                                                                  2004
                                                 Shanghai Air Cargo    Vantage Point
                                                 -----------------------------------

        Net sales                                $          873,756    $     239,710
        Cost of sales                                       570,683          205,884
        Gross profit                                        286,269           33,826
        Net Income (loss)                                    25,562             (309)
        Equity in income (loss) of affiliates                 8,947             (124)

Note 19: Stock Transaction With Infinity Ventures

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

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

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

Note 20: Disposal of a Subsidiary

      On April 2, 2002, the Company sold all of the issued and outstanding shares of stock of its wholly owned subsidiary, Sparkle Shipping, Godown, Wharf & Transp. Co. Limited (Sparkle) to a third party for $589,744.

      The Company received $58,974, 10% of total purchase price at closing, the remaining purchase price is payable in four quarterly installments of $66,346 and two final quarterly installments of $132,012. Payments commenced July 1, 2002 with final payment due December 31, 2003.

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

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

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
                                                                      =========

Note 21: Disclosures About Fair Value of Financial Instruments

      The estimated fair value of the preferred stock using a discounted cash flow model is approximately $4,700,000.

      The carrying amounts of all other financial instruments approximate the fair value of those instruments.

Note 22: Significant Estimates and Concentrations

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

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

   Major Supplier

      Purchases from and payables to suppliers who have 10% or more of the Company's total purchases and payables are as follows:

                                              2004                       2003                        2002
                                   Purchases       Payable     Purchases      Payable      Purchases     Payable
                                 --------------------------------------------------------------------------------
        Supplier A                       --%           --%           --%           --%           --%         14%
                                    -------       -------       -------       -------       -------       -----

                                         --%           --%           --%           --%           --%         14%
                                    =======       =======       =======       =======       =======       =====

   Major Customers

      Sales to and receivable from customers who has 10% or more of the Company's total sales and receivables are as follows:

                                               2004                      2003                      2002
                                        Sales     Receivable      Sales     Receivable      Sales      Receivable
                                    --------------------------------------------------------------------------------
           Customer A                       12%          --%           14%           --%         12%         --%
           Customer B                       10           --            --            --          --          --
           Customer C                       --           --            --            --          --          11
                                       -------      -------       -------      --------     -------     -------

                                            22%          --%           14%           --%         12%         11%
                                       =======      =======       =======      ========     =======     =======

Note 23: Commitments

   Cargo Commitments

      The Company has entered into written agreements with various carriers pursuant to which the Company is committed to utilize a guaranteed minimum amount of cargo space each year. As of December 31, 2004, the minimum amount of such cargo space to be utilized in 2005 was approximately $4,500,000.

   Letters of Credit

      Certain banks have issued letters of credit to guarantee performance to certain vendors on behalf of the Company. The amount available under the letters of credit is approximately $578,000 as of December 31, 2004. These letters of credit are secured by restricted cash.

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

Note 24: Segments of the Business

   Business Segments

      The Company operates mainly in two business segments. Those segments are air forwarding and sea forwarding services. The following table summarizes the Company's operations during the years ended December 31, 2004, 2003 and 2002 by operating segment.

                                                  Air Forwarding                                  Sea Forwarding
                                       2004            2003            2002            2004            2003            2002
                                  ----------------------------------------------------------------------------------------------
Revenue                           $ 65,169,422    $ 47,346,429    $ 36,392,050    $ 34,431,032    $ 25,746,735    $ 16,505,750

Cost of forwarding                 (55,091,649)    (40,350,177)    (30,795,210)    (29,730,147)    (22,189,891)    (14,196,471)

Depreciation and amortization         (506,397)       (474,617)       (342,941)       (181,605)       (165,958)       (112,693)

Interest expense                      (140,850)        (99,735)        (66,735)        (27,558)         (9,999)         (3,023)

Other segment expenses
   attributable to segment          (3,089,237)     (2,746,804)     (1,929,554)     (1,742,220)     (1,361,309)       (827,257)
                                  ------------    ------------    ------------    ------------    ------------    ------------

Segment income (loss)             $  6,341,289    $  3,675,096    $  3,257,610    $  2,749,502    $  2,019,578    $  1,366,306
                                  ============    ============    ============    ============    ============    ============

Net other unallocable expenses*

Minority interest


Net income


Goodwill                          $  1,798,573    $  2,012,826    $  2,012,826    $    941,935    $    670,942    $    670,942
Intangible assets                      888,429       1,430,000       1,859,000         469,385         476,667         619,667
Other assets                        22,160,177      12,406,725       8,693,320       5,031,843       5,390,120       2,795,911
                                  ------------    ------------    ------------    ------------    ------------    ------------

               Total assets       $ 24,847,179    $ 15,849,551    $ 12,565,146    $  6,443,163    $  6,537,729    $  4,086,520
                                  ============    ============    ============    ============    ============    ============


                                               Land Forwarding**                                   Total
                                       2004           2003           2002           2004            2003            2002
                                  ------------------------------------------------------------------------------------------
Revenue                           $         --   $         --   $      5,937    $ 99,600,454    $ 73,093,164    $ 52,903,737

Cost of forwarding                          --             --        (13,393)    (84,821,796)    (62,540,068)    (45,005,074)

Depreciation and amortization               --             --         (3,793)       (688,002)       (640,575)       (459,427)

Interest expense                            --             --           (771)       (168,408)       (109,734)        (70,529)

Other segment expenses
   attributable to segment                  --             --        (13,057)     (4,831,457)     (4,108,113)     (2,769,868)
                                  ------------   ------------   ------------    ------------    ------------    ------------

Segment income (loss)             $         --   $         --   $    (25,077)      9,090,791       5,694,674       4,598,839
                                  ============   ============   ============

Net other unallocable expenses*                                                   (8,782,461)     (5,686,185)     (3,895,989)

Minority interest                                                                     19,197              --              --
                                                                                ------------    ------------    ------------

Net income                                                                      $    327,527    $      8,489    $    702,850
                                                                                ============    ============    ============

Goodwill                          $         --   $         --   $         --    $  2,740,508    $  2,683,768    $  2,683,768
Intangible assets                           --             --             --       1,357,814       1,906,667       2,478,667
Other assets                                --             --            528      27,192,020      17,796,845      11,489,759
                                  ------------   ------------   ------------    ------------    ------------    ------------

               Total assets       $         --   $         --   $        528    $ 31,290,342    $ 22,387,280    $ 16,652,194
                                  ============   ============   ============    ============    ============    ============

* The amounts comprised general and administrative expenses for which it was impracticable to make an allocation into each reportable segment.

** - This segment was sold in 2002.

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

   Geographical Segments

      The table below summarized the Company's revenues during the years ended December 31, 2004, 2003 and 2002 analyzed into geographical locations:

                                          2004           2003           2002
                                      ------------------------------------------

        *IATA Area 1                  $15,157,473    $ 8,986,684    $10,966,084
        *IATA Area 2                   23,966,060     15,119,636      4,436,153
        *IATA Area 3                   60,476,921     48,986,844     37,501,500
                                      -----------    -----------    -----------

               Total                  $99,600,454    $73,093,164    $52,903,737
                                      ===========    ===========    ===========

      The tables below summarize the Company's assets as of December 31, 2004, 2003 and 2002 analyzed into geographical locations:

                                         Trade          Other           Total
                                      Receivables      Assets           Assets
                                      ------------------------------------------

        2004
            *IATA Area 1              $ 9,521,971    $ 8,802,869    $18,324,840
            *IATA Area 2                2,101,998             --      2,101,998
            *IATA Area 3                1,856,862      9,006,642     10,863,504
                                      -----------    -----------    -----------

               Total                  $13,480,831    $17,809,511    $31,290,342
                                      ===========    ===========    ===========


                                         Trade          Other           Total
                                      Receivables      Assets           Assets
                                      ------------------------------------------

        2003
            *IATA Area 1              $ 5,309,072    $ 7,728,387    $13,037,459
            *IATA Area 2                  291,203             --        291,203
            *IATA Area 3                1,760,584      7,298,034      9,058,618
                                      -----------    -----------    -----------

               Total                  $ 7,360,859    $15,026,421    $22,387,280
                                      ===========    ===========    ===========


                                         Trade          Other           Total
                                      Receivables      Assets           Assets
                                      ------------------------------------------

        2002
            *IATA Area 1              $ 4,692,698    $ 6,315,954    $11,008,652
            *IATA Area 2                  116,507             --        116,507
            *IATA Area 3                1,654,936      3,872,099      5,527,035
                                      -----------    -----------    -----------

               Total                  $ 6,464,141    $10,188,053    $16,652,194
                                      ===========    ===========    ===========

                                Pacific CMA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

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