Form 10-Q
period 2005-03-31
PACIFIC CMA INC
filed 2005-05-16
CIK 1071775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 2005

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _______________

                         Commission File Number: 0-27653

                                PACIFIC CMA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              84-1435073
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

c/o Airgate International Corp., 153-04, Rockaway Blvd., Jamaica, New York 11434
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (212) 247-0049
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]         No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

Yes [ ]         No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock:  Outstanding as of:  May 13, 2005:  25,492,713 shares

                                PACIFIC CMA, INC.

                               INDEX TO FORM 10-Q

                                                                                  Page No.
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
     Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited)
       and December 31, 2004 (Audited)................................................4

     Condensed Consolidated Statements of Operations for the Three Months
       Ended March 31, 2005 and 2004 (unaudited)......................................5

     Condensed Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 2005 and 2004 (unaudited)......................................6

     Notes to Condensed Consolidated Financial Statements (unaudited).................7

Item 2.        Management's Discussion and Analysis of Financial
               Conditions and Results of Operations..................................14

Item 3.        Quantitative and Qualitative Disclosures About Market Risk............29

Item 4.        Controls and Procedures...............................................30

PART II.       OTHER INFORMATION.....................................................31

Item 1.        Legal Proceedings.....................................................31

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds...........31

Item 3.        Defaults Upon Senior Securities.......................................31

Item 4.        Submission of Matters to a Vote of Security Holders...................31

Item 5.        Other Information.....................................................31

Item 6.        Exhibits..............................................................31

SIGNATURES

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                                Pacific CMA, Inc.
                      Condensed Consolidated Balance Sheets
                      March 31, 2005 and December 31, 2004
Assets

                                                             (Unaudited)
                                                                 2005            2004
                                                             ------------    ------------

   Current Assets
      Cash and cash equivalents                              $  1,737,418    $  1,538,146
      Restricted cash                                           6,291,002       5,088,088
      Accounts and notes receivable, net of allowance for
         doubtful accounts; 2005 - $304,031; 2004 -
         $295,144                                              13,406,477      13,480,831
      Other receivables                                         2,765,056       2,876,398
      Deposits and prepaid expenses                               550,672         447,809
      Current portion of loan receivable                           17,600          17,600
      Deferred income taxes                                        57,476          57,476
                                                             ------------    ------------
             Total current assets                              24,825,701      23,506,348
                                                             ------------    ------------

   Property and Equipment, net of accumulated
      depreciation; 2005 - $790,217; 2004 - $735,309              657,843         619,753
                                                             ------------    ------------

   Other Assets
      Goodwill                                                  2,740,508       2,740,508
      Intangible assets, net of accumulated amortization;
        2005 - $1,673,229; 2004 - $1,528,894                    1,213,479       1,357,814
      Deferred tax asset                                        1,161,996         952,319
      Deferred financing costs on Series A preferred stock        727,592         786,693
      Investment deposit                                          150,000       1,037,001
      Equity investment in affiliates                           1,093,959         258,912
      Other                                                        30,354          30,994
                                                             ------------    ------------
                                                                7,117,888       7,164,241

                                                             $ 32,601,432    $ 31,290,342
                                                             ============    ============

Liabilities and Stockholders' Equity

   Current Liabilities
      Notes payable - bank                                   $  8,476,514    $  6,679,406
      Current maturities of capital lease obligations              56,060          62,537
      Accounts payable                                          8,636,686       9,357,362
      Accrued expenses and other                                  725,404         908,930
      Payable-minority shareholder                                151,423          79,409
      Income taxes payable                                        219,750         157,741
                                                             ------------    ------------
             Total current liabilities                         18,265,837      17,245,385
                                                             ------------    ------------

   Capital Lease Obligations                                       54,097          64,373
                                                             ------------    ------------

   Series A Preferred Stock, net of discount; 2005 -
       $712,669; 2004 - $771,401)                               4,287,331       4,228,599
                                                             ------------    ------------

   Minority Interest                                               97,959          92,248
                                                             ------------    ------------

   Stockholders' Equity
      Common stock                                              5,233,978       5,113,412
      Warrants outstanding                                      1,073,653       1,073,653
      Additional paid-in capital                                1,953,384       1,953,384
      Retained earnings                                         2,823,375       2,760,947
      Accumulated other comprehensive income                       22,114          24,174
      Unearned compensation cost                               (1,210,296)     (1,265,833)
                                                             ------------    ------------
             Total stockholders' equity                         9,896,208       9,659,737
                                                             ------------    ------------

                                                             $ 32,601,432    $ 31,290,342
                                                             ============    ============

            See Notes to Condensed Consolidated Financial Statements

                                Pacific CMA, Inc.
                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                      2005            2004
                                                  ------------    ------------

Freight Forwarding Income                         $ 25,604,545    $ 16,454,513
                                                  ------------    ------------

Operating Expenses
   Cost of forwarding                              (21,508,127)    (13,791,615)
   General and administrative                       (3,561,895)     (2,584,653)
   Depreciation and amortization                      (222,526)       (179,700)
   Stock-based compensation cost                      (101,102)       (166,423)
                                                  ------------    ------------
                                                   (25,393,650)    (16,722,391)

Operating Income (Loss)                                210,895        (267,878)
                                                  ------------    ------------

Other Income (Expense)
   Interest and other income                            35,141          95,778
   Interest expense                                   (114,352)        (89,527)
   Preferred stock dividend and amortization of
     deferred financing costs                         (137,155)             --
   Amortization of preferred stock discount            (58,732)             --
   Equity in income (loss) of affiliates               (11,801)             --
                                                  ------------    ------------
                                                      (286,899)          6,251
                                                  ------------    ------------

Loss Before Income Taxes                               (76,004)       (261,627)

Benefit for Income Taxes                              (144,143)       (138,834)
                                                  ------------    ------------

Income (Loss) Before Minority Interest                  68,139        (122,793)

Minority Interest                                       (5,711)             --
                                                  ------------    ------------

Net Income (Loss)                                 $     62,428    $   (122,793)
                                                  ============    ============

Basic Earnings Per Share                          $       0.00    $      (0.01)
                                                  ============    ============

Diluted Earnings Per Share                        $       0.00    $      (0.01)
                                                  ============    ============

            See Notes to Condensed Consolidated Financial Statements

                                      Pacific CMA, Inc.
                       Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31, 2005 and 2004
                                         (Unaudited)

                                                               2005            2004
                                                           ------------    ------------

Operating Activities
   Net income (loss)                                       $     62,428    $   (122,793)
   Items not requiring (providing) cash
      Amortization of preferred stock discount                   58,732              --
      Preferred stock dividend and amortization of
        deferred financing costs                                137,155              --
      Depreciation and amortization                              78,191         179,700
      Amortization of intangibles                               144,335              --
      (Gain) loss on sale of property and equipment               3,196          (4,406)
      Minority interest in income of subsidiaries                 5,711              --
      Common stock issued for services and employee
        compensation                                            101,102         166,423
      Undistributed earnings of affiliates                       11,801              --
      Provision for doubtful accounts                            10,000              --
      Deferred income taxes                                    (209,677)             --
   Changes in
      Accounts receivable                                        64,354         (42,126)
      Accounts payable                                         (720,676)        (90,019)
      Accrued expenses                                         (186,580)       (193,695)
      Income taxes refundable/payable                            62,009        (192,203)
      Other assets and liabilities                                8,479        (950,500)
                                                           ------------    ------------
          Net cash used in operating activities                (369,440)     (1,249,619)
                                                           ------------    ------------

Investing Activities
   Collection of loans receivable                                   640              --
   Purchase of property and equipment                          (124,998)       (116,366)
   Proceeds from sale of property and equipment                   5,256           7,915
   Deposit refund (paid) for potential equity investment         40,000        (195,154)
                                                           ------------    ------------
          Net cash used in investing activities                 (79,102)       (303,605)
                                                           ------------    ------------

Financing Activities
   Net change in restricted cash                             (1,202,914)         (4,264)
   Net change in notes payable - bank                         1,797,108       1,636,225
   Principal payments under capital lease obligation            (16,753)         (6,713)
   Proceeds from short-term debt                                 72,683              --
   Principal payments on short-term debt                             --        (231,722)
                                                           ------------    ------------
          Net cash provided by financing activities             650,124       1,393,526
                                                           ------------    ------------

Increase (Decrease) in Cash and Cash Equivalents                201,582        (159,698)

Foreign Currency Exchange Difference                             (2,310)             --

Cash and Cash Equivalents, Beginning of Period                1,538,146         912,240
                                                           ------------    ------------

Cash and Cash Equivalents, End of Period                   $  1,737,418    $    752,542
                                                           ============    ============

Supplemental Cash Flow Information
   Cash paid for interest                                  $    114,352    $     89,527
   Cash paid for income taxes                                     4,000          69,408
   Capital lease obligation incurred for equipment                   --          32,558

            See Notes to Condensed Consolidated Financial Statements

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2005 and 2004
                                   (Unaudited)

Note 1: Basis of Presentation

      The accompanying condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

      The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

      The condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2004 included in the Company's Form 10-K filed on March 31, 2005.

      Principles of Consolidation

      The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2005 and 2004
                                   (Unaudited)

Note 2: Earnings Per Share

      The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

                                                                               (Unaudited)
                                                                       Three Months Ended March 31
                                                           2005                                           2004
                                                                         Per-Share                                     Per-Share
                                          Income           Shares          Amount          Loss          Shares          Amount
---------------------------------------------------------------------------------------------------------------------------------
      Net Income (Loss)                  $    62,428                                    $(122,793)

      Basic EPS
         Income (loss) available to
            common stockholders               62,428       25,207,654    $       0.00    (122,793)      25,682,733     $ (0.01)
                                                                         ============                                  =======
         Stock options and warrants                           179,097                                           --
                                                        -------------                                   ----------

      Diluted EPS
         Income (loss) available to
            common stockholders and
            assumed conversions          $    62,428       25,386,751    $       0.00   $(122,793)      25,682,733     $ (0.01)
                                         ===========    =============    ============   =========       ==========     =======

      Common stock equivalents related to warrants and convertible preferred stock of 2,835,788 and 3,472,222, respectively, are not included in the calculation of dilutive earnings per share for the three months ended March 31, 2005 because they have an anti-dilutive effect.

      Common stock equivalents related to stock options and warrants of 200,000 and 1,007,455, respectively, are not included in the calculation of dilutive earnings per share for the three months ended March 31, 2004 because they have an anti-dilutive effect.

Note 3: Common Stock and Preferred Stock

      As of March 31, 2005, the Company's authorized capital stock comprised of 100,000,000 shares of common stock, $0.001 par value and 10,000 shares of preferred stock, $1,000 par value. As of the same date, the Company's issued and outstanding capital stock comprised of 25,292,713 shares of common stock and 5,000 shares of preferred stock.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2005 and 2004
                                   (Unaudited)

      Preferred Stock

      On April 14, 2004, the Company sold to two institutional investors $3,000,000 of its Series A Preferred Stock and issued warrants to purchase 937,500 shares of common stock, at per share exercise prices of $1.76 for 468,750 shares and $2.00 for 468,750 shares. These warrants expire seven years from date of issuance.

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

      As the Series A Preferred Stock is mandatorily redeemable, it was recorded in accordance with Statement 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The relative fair value of the Series A Preferred Stock was recorded as a long-term liability and the dividends paid and accrued are included in interest expense. Additionally, the Series A Preferred Stock was issued with a beneficial conversion feature. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,666 was recorded as additional finance charges under the caption "Preferred Stock dividend and amortization of deferred financing costs" and credited to additional paid-in capital for the year ended December 31, 2004. Lastly, in accordance with Opinion 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the Series A Preferred Stock and detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional equity. The fair value of the warrants was determined based on an independent valuation. Effectively, the Series A Preferred Stock was recorded at a discount of $939,713. This discount will be amortized ratably over the term of the Series A Preferred Stock. For the quarter and the three months ended March 31, 2005, the Company recognized $58,732 related to the amortization of the Series A Preferred Stock discount.

      2000 Stock Plan

      In January 2005, the Company has issued stock grants for 67,008 shares of common stock to its employees. For the quarter ended March 31, 2005, the Company recognized the compensation cost of $45,565 which is the estimated fair value of the stock on the grant date.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2005 and 2004
                                   (Unaudited)

Note 4: Pledge of Assets

      As of March 31, 2005, the Group had pledged restricted cash deposits of $6,291,002.

Note 5: Notes Payable - Bank

      The Company has a $2,500,000 line of credit that accrues interest at the bank's prime rate plus 0.75% (6.5% at March 31, 2005) and matures in November 2005. The line is collateralized by a $1,000,000 certificate of deposit held by the Bank, substantially all the assets of Airgate and personal guarantee of two directors of the Company. This certificate of deposit is recorded as restricted cash. The note requires the Company meet certain debt to equity ratios and other financial covenants. As of March 31, 2005 and December 31, 2004, there was $2,500,000 borrowed against this facility.

      The Company has certain other banking facilities to finance its working capital. The facilities available totaled approximately $9,010,000. The facilities accrue interest at rates varying with the prime rate in Hong Kong, Hong Kong Interbank Offered Rate (HIBOR), or the cost of funds rate. As of March 31, 2005, these rates ranged between 1.56% - 6.75%. The facilities require annual renewals and are collateralized by personal guarantees of two directors and restricted cash of approximately $4,950,000. As of March 31, 2005 and December 31, 2004, amounts outstanding against these facilities were $5,976,514 and $4,179,406, respectively.

Note 6: Related Party Transactions

      As of March 31, 2005 and December 31, 2004, the Company had a payable to a minority shareholder of a subsidiary of $151,423 and $79,109, respectively. The payable does not accrue interest at 3% per annum, is unsecured and has no fixed payment terms.

Note 7: Segment of the Business

      Business Segments

      The Company operates mainly in two business segments. Those segments are air forwarding and sea forwarding services. The accounting policies adopted by the Company for segment reporting are described in the summary of significant accounting policies in the Company's Form 10-K filed for the year ended December 31, 2004.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2005 and 2004
                                   (Unaudited)

      The following table summarized the Company's operations for the three months ended March 31, 2005 and 2004 analyzed into air and sea forwarding services:

                                    Air Forwarding                   Sea Forwarding                        Total
                                      (Unaudited)                      (Unaudited)                      (Unaudited)
                           ----------------------------------------------------------------------------------------------------
                                 2005             2004            2005            2004             2005            2004
                           ----------------------------------------------------------------------------------------------------
Revenues                      $ 15,718,901     $ 10,562,831    $  9,885,644    $  5,891,682     $ 25,604,545    $ 16,454,513
Cost of forwarding             (12,864,037)      (8,648,218)     (8,644,090)     (5,143,397)     (21,508,127)    (13,791,615)
Depreciation and
   amortization                   (136,119)        (121,360)        (49,039)        (43,291)        (185,158)       (164,651)
Interest expense                   (48,181)         (37,640)         (8,434)         (6,763)         (56,615)        (44,403)
Other segment expenses
   attributable to segment        (960,341)        (692,099)       (535,393)       (357,290)      (1,495,734)     (1,049,389)
                               -----------      -----------     -----------     -----------      -----------     -----------

Segment income                $  1,710,223     $  1,063,514    $    648,688    $    340,941        2,358,911       1,404,455
                               ===========      ===========     ===========     ===========
Net other unallocated
   expenses                                                                                       (2,290,772)     (1,527,248)


Minority interest                                                                                     (5,711)             --
                                                                                                 -----------     -----------

Net income (loss)                                                                               $     62,428    $   (122,793)
                                                                                                 ===========     ===========

Goodwill                      $  1,687,471     $  2,012,826    $  1,053,037    $    670,942     $  2,740,508    $  2,683,768
Intangible assets                  744,967        1,322,750         468,512         440,917        1,213,479       1,763,667
Other assets                    21,389,065       14,359,191       7,258,380       4,734,171       28,647,445      19,093,362
                               -----------      -----------     -----------     -----------      -----------     -----------

        Total assets          $ 23,821,503     $ 17,694,767    $  8,779,929    $  5,846,030     $ 32,601,432    $ 23,540,797
                               ===========      ===========     ===========     ===========      ===========     ===========

      Geographical Segments

      The table below summarized the Company's revenues during the three months ended March 31, 2005 and 2004 analyzed into geographical locations:

                                            (Unaudited)     (Unaudited)
                                                2005            2004
                                          -------------------------------

           Revenues
              * IATA Area 1                 $   4,089,253   $   1,748,707
              * IATA Area 2                     6,157,664       3,939,955
              * IATA Area 3                    15,357,628      10,765,851
                                             ------------    ------------

                Total                       $  25,604,545   $  16,454,513
                                             ============    ============

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2005 and 2004
                                   (Unaudited)

      The table below summarized the Company's assets as of March 31, 2005 and 2004 analyzed into geographical locations:

                                    (Unaudited)                               (Unaudited)
                               As of March 31, 2005                       As of March 31, 2004
                                   Other Assets                               Other Assets
                          Trade     (Including      Total          Trade       (Including      Total
                       Receivables   Goodwill)      Assets      Receivables     Goodwill)      Assets
                      ---------------------------------------------------------------------------------

      Assets
       *IATA Area 1   $ 7,101,504   $ 8,879,902   $15,981,406   $ 5,559,496   $ 6,151,574   $11,711,070
       *IATA Area 2     2,566,209            --     2,566,209       290,235            --       290,235
       *IATA Area 3     3,738,764    10,315,053    14,053,817     1,553,254     9,986,238    11,539,492
                      -----------   -----------   -----------   -----------   -----------   -----------

           Total      $13,406,477   $19,194,955   $32,601,432   $ 7,402,985   $16,137,812   $23,540,797
                      ===========   ===========   ===========   ===========   ===========   ===========

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

Note 8: Concentrations

      The Company had sales to a major customer (deferred as major customer who sales represent 10% or more of total sales). Sales to this customer as a percentage of total sales are as follows:

                                                     (Unaudited)
                                             Three Months Ended March 31
                 Major Customer                 2005            2004
      ------------------------------------------------------------------

         A                                          --%           13%

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2005 and 2004
                                   (Unaudited)

Note 9: Equity Investment in Affiliates

      Equity investment in affiliates relates to ownership of Shanghai Air Cargo Ground Handling Services Ltd. ("Shanghai Air Cargo"), Vantage Point Services Limited ("Vantage Point") and Careship International Transportation Ltd. ("Careship International") for 35%, 40% and 46.92%, respectively. Shanghai Air Cargo began operations in April 2004 and the interest in Vantage Point and Careship International was acquired by the Company in October 2004 and January 2005, respectively. Financial results of operations of the affiliates during the three months ended March 31, 2005 are summarized below:

                                               Three Months Ended
                                                 March 31, 2005
                                   Shanghai Air                      Careship
                                      Cargo        Vantage Point   International
                                  ----------------------------------------------
                                  $     302,038    $     267,127   $     212,698
      Net Sales

      Cost of Sales                     225,770          250,051          11,253

      Gross Profit                       76,268           17,076         201,445

      Net Income/(Loss)                  16,585          (22,404)         16,039

      Equity in Income/(Loss) of
        Affiliate                         5,805           (8,962)          7,526

      The Company invested $846,847 in its 46.92% interest in Careship International which amount was $792,453 in excess of the underlying equity in net assets of the investee. This excess was allocated to an intangible asset of $662,991 and the balance of $129,462 to goodwill. The intangible asset related to an exclusive right to do business granted to Careship International by the government of the Peoples Republic of China for a term of ten years. The intangible is being amortized over the term of the exclusive right. The amortization expense is reflected in the equity in income (loss) of affiliates and amounted to $16,170 for the quarter ended March 31, 2005. The goodwill is not amortized under Statement No. 142 but rather the investment is analyzed for impairment under the requirements of Opinion No. 18.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Special Note of Caution Regarding Forward-Looking Statements

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements, which express or imply that such present and future operations will, or may, produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company's other filings with the SEC. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

Potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

      o International economic and political risks, over which we have little or no control;

      o Political uncertainty in Hong Kong and China making it difficult to develop any long range planning;

      o     Relations between the United States and China remaining stable;

      o The Chinese government could change its policies toward private enterprises or expropriate private enterprises;

      o The lack of adequate remedies and impartiality under China's legal system may adversely impact our ability to do business and enforce our agreements with third parties;

      o     Fluctuations in exchange rates;

      o     Our dependence on third parties for equipment and services;

      o     Competition from our own cargo agents;

      o Having seasonal business that causes fluctuations in our results of operations and financial condition;

      o     A lack of ongoing contractual relationships with our customers;

      o Taking on significant credit risks in the operation of our business as East Coast U.S. freight forwarders expect us to offer thirty days credit from the time of cargo delivery;

      o Our inventory of shipping space is subject to the significant risk that we may not be able to "fill" the space while having contracted for that space, and

      o Our insurance may not be sufficient to cover losses or damages to the freight we ship or for consequential damages for a shipment of hazardous materials.

Many of these factors are beyond our control, and you should read carefully the factors described in "Risk Factors" in our filings (including its our Forms 10-K and registration statements) with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Any forward-looking statements are not guarantees of future performance.

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

VALUING LONG-LIVED ASSETS, INTANGIBLES AND GOODWILL

We assess the impairment of identifiable long-lived assets, purchased intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying amount may be impaired. Factors that we consider when evaluating for possible impairment include the following:

      o Significant under-performance relative to expected historical or projected future operating results;

      o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

      o     Significant negative economic trends.

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their fair values. As of March 31, 2005, goodwill totaled approximately $2.74 million, other intangible assets amounted to approximately $1.21 million and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $657,843.

As required by SFAS No. 142, Goodwill and other Intangible Assets, goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are to be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives be amortized over their respective lives to their estimated residual value and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the period from 2002 to 2005, we acquired the below companies and recorded goodwill and intangibles associated with these acquisitions. It is summarized as follows:

Date of              Name of Company       Goodwill          Intangible        Intangible
Acquisition          Acquired              (recorded at      assets            assets
                                           the time of       (customer         (business
                                           acquisition)      relationships)    license)
-------------------------------------------------------------------------------------------
April 30, 2002       Airgate Int'l         $2.68 million     $2.86 million              $-
                     Corp.
April 30, 2004       Paradigm Int'l              $20,248           $26,708              $-
                     Inc.
April 1, 2004        Shanghai Air                $36,493                $-              $-
                     Cargo Ground
                     Handling
                     Services Ltd.
January 1, 2005      Careship                   $129,533                $-        $662,991
                     International
                     Transportation
                     Ltd.

The acquisitions of Airgate International Corp. ("Airgate") and Paradigm International Inc. were recorded using the purchase method of accounting in accordance with SFAS No. 141. We allocated the purchase price to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition. The results of operations of each company since the date of acquisition, and its financial condition as of each balance sheet date are reflected in our condensed consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

The acquisition of Shanghai Air Cargo Ground Handling Services Ltd. and Careship International Transportation Ltd. were recorded under the equity method of accounting in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. As such the financial statements will show one line item on the balance sheet, Equity investment in affiliates and one line item on the income statement, Equity income in affiliates. Again, the purchase price was allocated to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition.

The intangible customer relationship assets and business license are amortized over a period of 5 years and 10.25 years respectively. Goodwill acquired in business combinations is not amortized, but rather is tested annually for impairment in accordance with SFAS No. 142. An equity investment in an investee including any goodwill therein is tested for impairment under APB Opinion No. 18.

OVERVIEW

The Company does not carry on any business activities by itself. Instead, through its subsidiaries it provides supply chain management solutions, contract logistics services and international freight forwarding services.

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

At January 1, 2005, the Company acquired 46.92% of the outstanding stock of Careship International Transportation Ltd. ("Careship International"). Careship International is located in Shenzhen PRC and is approved to operate international freight forwarding business by the Ministry of Foreign Trade and Economic Cooperation of the People's Republic of China..

The following discussion, concerning the results of operations, liquidity and capital resources of Pacific CMA, is based solely upon the business operations that are carried on by the Company's subsidiaries from January 1 to March 31, 2005 and the same period of 2004.

The following is a list of significant new developments occurring during the three months ended March 31, 2005:

      o Appointment of Mr. Kenneth Chik as an independent member of the Board of Directors;

      o Our operation team for the European Market is strengthened by hiring new staff in Hong Kong; and

      o Acquisition of 46.92% of the outstanding common stock of Careship International Transportation Ltd to hasten our entry into the Mainland China Market.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2004

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

Total revenue for the period ended March 31, 2005 increased approximately 56% compared with the period ended March 31, 2004, from $16,454,513 in 2004 to $25,604,545 in 2005. The increase in revenue was primarily the result of the organic growth of AGI and Airgate, in addition to the inclusion of the results of the acquisition in Singapore (AGI Singapore) and Miami (Paradigm), as well as our new operation in Los Angeles during 2004.

Revenue derived from the operations of AGI increased approximately 90% during the first quarter of 2005 as compared with the same period of 2004. The significant organic growth of AGI was the result of the following factors:

      o An increase in the routed freight traffic from the existing agency partners;

      o Improvements in the agency network which enabled AGI to secure new freight business; and

      o The establishment of three additional branch offices in Chongqing, Tianjin and Futian, PRC in the Mainland China by Shenzhen Careship Transportation Limited, a subsidiary of AGI, during 2004. All of the operations of our former Yantian office were combined with the nearby Futian office. Their close proximity within the Shenzhen province made that combination warranted.

The revenue of Airgate represented approximately 62% of our total revenue for the first quarter of 2005. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. In order to enter new markets in the Midwest, Airgate established a subsidiary in Chicago, Illinois in June 2002.

Revenue derived from the operation of Airgate increased approximately 21% during the first quarter of 2005 when compared with the same period of 2004. The increase is the result of the effort of Airgate staff and its Chicago operation maturing.

Total revenue derived from Paradigm International Inc. and AGI Freight Singapore Pte Ltd. for the first quarter of 2005 amounted to approximately $2.21 million, which represents approximately 8.6% of total revenue of the Company.

When compared with 2004, the cost of forwarding during the first quarter of 2005 increased approximately 56%, from $13,791,615 in 2004 to $21,508,127 in 2005.
The increase in costs was primarily the result of the organic growth, as well as the acquisition in Singapore Miami as well as our new operations in Los Angeles during 2004.

Gross profit margin for the three months ended March 31, 2005 and 2004 was quite constant, at approximately 16.18% in 2004 and 16.00% in 2005 and gross profit (revenue minus cost of forwarding) for the first quarter of 2005 increased 53.83%, from $2,662,898 in 2004, to $4,096,418 in 2005.

Net income for the first quarter of 2005 increased approximately 147%, from net loss of $122,793 in 2004, to net income of $62,428 in 2005. The increase in net income was due to an organic growth of the Company. Details of expense fluctuations will be discussed in the sections "Operating expenses" and "Non-operating expenses" respectively.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 49%, from $10,562,831 in the first quarter of 2004 to $15,718,901 in the same period of 2005. Airfreight revenue for foreign operations (that includes AGI Group and AGI Singapore) was $6,479,760, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $11,049,754, and offsetting inter-company transactions totaled $1,810,613. The volumes of airfreight were improved in 2005 compared with 2004. The increase was primarily due to (i) an increase in routing orders from Asia to Europe as a result of new customers and agents in The Netherlands, Germany, United Kingdom and France who joined the Group during the fourth quarter of 2004, (ii) The operation of Airgate International Corp. (Chicago), which was established in September 2002, is becoming more and more mature; (iii) the acquisition of Paradigm on April 30, 2004 and its additional operations in Los Angeles, California that commenced, in July 2004; and (iv) AGI Singapore joined the Group in the third quarter of 2004.

Costs for the airfreight forwarding operations increased approximately 49%, from $8,648,218 in the first quarter of 2004 to $12,864,037 in the same period of 2005. Airfreight cost attributable to foreign operations was $5,246,456, while airfreight cost attributable to domestic operations was $9,429,545, and offsetting inter-company costs were $1,811,963. Airfreight cost increase in 2005 was due to the organic growth of the Company. Gross profit margin for the first quarter of 2005 and 2004 was quite constant, approximately 18.16% in 2005 and
18.13 % in 2004. As a result of increased revenues, overall gross profits increased approximately 49% to $2,854,864.

Total segment overhead attributable to the airfreight operation increased by approximately 34%, from $851,099 in the first quarter of 2004 to $1,144,641 in the same period of 2005, as a result of more resources being allocated to airfreight operations. Details regarding the increase in overhead expenses are discussed below under the section "Non Operating Income and Expenses".

Overall net segment income for the airfreight operation for the first quarter of 2005 increased by approximately 61% from $1,063,514 in 2004 to $1,710,223 in 2005. The increase in net income was mainly the result of the organic growth as well as the inclusion of operating results of new subsidiaries during 2004.

SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 68% to $9,885,644 in the first quarter of 2005 from $5,891,682 in the same period of 2004. Sea freight revenue for foreign operations was $3,549,294, while sea freight revenue for domestic operations was $6,490,786, and offsetting inter-company transactions were $154,436. The increase in revenue for the first quarter of 2005, when compared with the same period of 2004, was due to (i) the contribution from the new branch offices of Shenzhen Careship in China; (ii) the increase in quantity of freight consolidation by Airgate Chicago; and (iii) our new agent in Europe introduced more customers into our network, which led to more revenue from the European market since the fourth quarter of 2004.

Costs for the sea freight forwarding operation increased approximately 68%, from $5,143,397 in the first quarter of 2004 to $8,644,090 in the same period of 2005. Sea freight costs attributable to foreign operations were $2,927,814, while costs attributable to domestic operations were $5,869,361, and inter-company costs were $153,085. The gross profit margin was quite constant, approximately 12.70% in 2004 and approximately 12.56% in 2005. As a result of increased revenues, overall gross profits increased approximately 66%, to $1,241,554.

Total segment overhead attributable to the sea freight operation increased approximately 46%, from $407,344 in the first quarter of 2004 to $592,866 in the same period of 2005. Overall net income for the sea freight operation for the first quarter of 2005 increased approximately 89%, from $340,941 in 2004 to $648,688 in 2005. The increase in net income was mainly the result of the organic growth of AGI and Airgate.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately 38%, to $3,561,895 in the first quarter of 2005 from $2,584,653 in the same period of 2004. There was a significant incremental increase in sales commissions and salaries and allowance in this quarter:.

Sales commission: Sales commission increased approximately 62% from $435,262 in 2004 to $706,690 in 2005. The increase is a result of increase in freight forwarding income in the first quarter of 2005, when compared with the same period of 2004.

Salaries and allowance: Salaries and allowance increased approximately 50% from $1,101,611 in 2004 to $1,656,593 in 2005. This increase was the result of the addition of approximately 75 staff persons during the twelve months ended March 31, 2005 which were needed to keep pace with our growth.

STOCK-BASED COMPENSATION COST

Stock-based compensation cost decreased approximately 39% from $166,423 in the first quarter of 2004 to $101,102 in the same period of 2005. The decrease in compensation cost was primarily due to the cancellation of 850,000 and 200,000 restricted shares that were previously granted to a key employee and an independent sales representative respectively in the fourth quarter of 2004. Details of the stock grant and cancellation are as follows:

On or about November 7, 2003, we entered into four service agreements with three employees and an independent sales representative. Under the terms of the agreements, as amended in March 2004, we granted these employees and the sales representative an aggregate of 1,950,000 shares of our common stock. Compensation cost is measured at the grant date based on the estimated fair value of the securities. It is recognized as an expense over the service period required under the service agreements with those parties. The unearned portion of the compensation cost related to employees is recorded in equity as unearned compensation cost, while the unearned portion of compensation cost related to the independent sales representative is recorded as a prepaid asset. The shares are restricted as they have not been registered with the Securities and Exchange Commission (the "SEC" or the "Commission"). The agreements with the employees, as amended, require two of them to continue to provide services to us from January 1, 2004 through December 31, 2013 and one of them to provide services to us from January 1, 2004 through December 31, 2008. The agreement with the sales representative requires him to provide services to us from January 1, 2004 through December 31, 2005. However, in December 2004, one of the employees resigned and, by mutual agreement, she surrendered her 850,000 shares. The independent sales representative agreed to surrender his 200,000 shares in exchange for $50,000 in cash, payable during his two year service agreement expiring at December 2005. The surrenders occurred in 2004 and the 200,000 shares are to be physically cancelled, while the 850,000 shares were physically cancelled in early 2005. All calculations of the issued and outstanding shares of our common stock contained in this Form 10-Q do not give effect to the cancellation of the 200,000 shares. The service agreement related compensation costs were reversed during the fourth quarter of Fiscal 2004.

In March 2004, we granted an employee 100,000 shares of common stock. The shares were registered with the SEC by filing a Form S-8 Registration Statement on March 29, 2004. The employee continued to provide services to the Company from January 1, 2004 through December 31, 2005. On September 11, 2004, this employee resigned as a director but agreed to continue to act as an independent consultant for British market development. Compensation cost is measured at the grant date based on the estimated fair value on the date of grant. The compensation cost is recognized as expense over the service period required under the agreement. The unearned portion of the compensation cost is recorded in equity as unearned compensation. Accordingly, $20,625 was recorded as expense in the first quarter of 2005.

Also in January 2005, we issued a total of 67,008 shares of common stock to two employees, one independent director and one consultant under the 2000 Stock Plan. The Company recorded an expense of $45,565 which is the estimated fair value of the stock on the grant date.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 32% from $179,700 in the first quarter of 2004 to $222,526 in the same period of 2005. The increase was mainly due to additional computer hardware and software purchased for the implementation of new a logistics system and office renovation at Airgate. Amortization arises from an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002. The Company recorded this asset at the cost of $2,860,000 and is amortizing it on a straight-line basis over a period of five years. During the periods ended March 31, 2005 and 2004, the amortization expense attributable to this asset was $143,000.

With the acquisition of Paradigm on April 30, 2004, we recorded an intangible customer relationship asset of $26,708. As with Airgate, the cost of the intangible customer relationship asset is being amortized on a straight-line basis over a period of five years. In the first quarter of 2005, $1,335 was expensed as amortization.

With the acquisition of 46.92% of ownership of Careship International on January 1, 2005, the Company recorded an intangible asset of $662,991. The intangible asset represents the value of the license to operate international freight forwarding business in Mainland China. The Company obtained an independent valuation of the license. The independent valuator reported a value of approximately $1,400,000 for the license. The cost of the intangible asset of the business license is being amortized on a straight-line basis over its useful life of 10.25 years. In the first quarter of 2005, $16,170 was expensed as amortization.

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

Interest and other income decreased from $95,778 in the first quarter of 2004 to $35,141 in the same period of 2005. The decrease is mainly due to the termination of management services provided to a business partner in Hong Kong.

INTEREST EXPENSE

Interest expense increased to $114,352 in the first quarter of 2005 from $89,527 in the same period of 2004. The increase in interest expense is primarily due to an increase in short-term working capital financing and the rise in interest rates during the first quarter of 2005 when compared with the same period of 2004.

PREFERRED STOCK DIVIDEND AND AMORTIZATION OF ISSUANCE COST

During April and May 2004, the Company sold to two institutional investors $5,000,000 stated amount of its Series A Preferred Stock and issued warrants to purchase 1,562,500 shares of common stock at an exercise price of $1.76 and 781,250 shares at $2.00 per share. Such Series A Preferred Stockhas mandatory redemption requirements and was recorded in accordance with SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The dividends paid and accrued are charged to expense in the statements of operations. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,666 was recorded as additional expense and credited as additional equity in warrants outstanding in 2004. The issuance cost related to the placement of the Series A Preferred Stock is amortized over its term to maturity, which is four years. A total of $59,100 was expensed during the first quarter of 2005.

Dividends amounting to $78,055 were paid in shares of common stock in the first quarter of 2005.

AMORTIZATION OF PREFERRED STOCK DISCOUNT

In accordance with APB Opinion 14 Accounting for Convertible Debt and Debts Issued with Stock Purchase Warrants, the Series A Preferred Stock and the detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional equity in warrants outstanding. The fair value of the warrants was determined based on an independent valuation. Effectively, the Series A Preferred Stock was recorded at a discount of $939,713. This discount is amortized ratably over the term of the Series A Preferred Stock. As a result, $58,732 was expensed during the first quarter of 2005.

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

      o Dependence of the Company on international trade resulting from favorable worldwide economic conditions.

      o Dependence of the Company on retention and addition of significant customers.

      o The ability to recruit and retain skilled employees in a tight labor market.

      o The ability of the Company to develop and implement information systems to keep pace with the increasing complexity and growth of the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

We used approximately $369,000 and $1,249,000 of cash from operating activities for the three months ended March 31, 2005 and 2004, respectively. This increase in the generation of cash was mainly attributable to (i) increase in the net income for the first quarter of 2005, when compared with the same period of 2004, and (ii) decrease in amount used in accounts and other receivables and payables.

Net cash used in investing activities was $79,102 and $303,605 for the three months ended March 31, 2005 and 2004, respectively. We used $124,998 to acquire plant and equipment to improve our office facilities. We received payment of a loan receivable in the amount of $640, and $5,256 from the disposal of property and equipment. We also received $40,000 from the refund of the deposits for a potential equity investment.

Net cash provided by financing activities was $650,124 and $1,393,526 for the three months ended March 31, 2005 and 2004, respectively. We made principal payments under capital lease obligations of $16,573. In order to extend our banking facilities, an additional $1,202,914 was pledged to the banks as restricted cash deposits. Notes payable to the banks increased by $1,797,108 during the period ended March 31, 2005, and we received the proceeds from short-term debt of $72,683.

Working capital was $6,559,864 (inclusive of restricted cash of $6.3 million) and $6,260,963 (inclusive of restricted cash of $5.1 million) as of March 31, 2005 and December 31, 2004 respectively. We believe that we will be able to rely on cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following March 31, 2005. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs, if any.

We intend to continue our expansion plans through a mixture of organic growth and acquisitions. Future acquisitions will focus on companies that serve as freight forwarders in key markets or offer services (such as customs brokerage) that complement our existing services. We intend to achieve organic growth through the establishment of new branch offices in Latin America, joint ventures in the PRC and a major marketing campaign through the Indian subcontinent, including India, Sri Lanka and Bangladesh. In order to achieve this goal, we will be required to raise a certain amount of capital. To a certain extent, these activities will have a significant impact on both liquidity and capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

We have entered into various contractual obligations, which may be summarized as follows:

                                                                    Payments Due by Period
                                      --------------------------------------------------------------------------------
Contractual Obligations                  Total        Less than 1 year      1-3 years      4 - 5 years      Thereafter

                                           $                  $                 $               $                $

Capital lease Obligations               110,157              56,060          54,097         --                  --

Operating Leases                      1,778,210             687,981         895,055        195,174              --

Cargo Space Commitments               3,301,460           3,301,460         --              --                  --

Material Employment Agreements          374,250             374,250         --              --                  --

Material Employment 374,250 374,250 - - - Agreements We have capital lease obligations of $110,157 as of March 31, 2005, of which $56,060 is repayable within one year, and $54,097 is repayable after one year.

We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong and China. The total outstanding lease commitments under non-cancelable operating leases are $1,778,210 as of March 31, 2005. As of March 31, 2005, the current portion of these commitments $687,981 is payable within one year.

We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of March 31, 2005, the amount outstanding for such commitments to be entered in 2005 was approximately $3.3 million.

In connection with the acquisition of Airgate, we also entered into three-year employment agreements, dated April 30, 2002, with Mr. Turner and Mr. Zambuto, respectively, as described in a Current Report on Form 8-K filed on May 14, 2002. Under these agreements, we agreed to pay each of them an annual base salary of $249,500 per annum commencing January 1, 2003, and for each year thereafter during the term of their employment agreements.

As of March 31, 2005, our commercial commitments may be summarized as follows:

Other Commercial       Total Amounts  Amount of Commitment Expiration Per Period
Commitments            Committed
--------------------------------------------------------------------------------

                                          Less than 1 year             1-3 years

Line of credit             $2,500,000           $2,500,000                  $ --

Overdraft                   4,452,551            4,452,551                    --

Invoice Trust Receipt       1,523,964            1,523,964                    --

Guarantees by bank            677,510              677,510                    --

Payable - minority            151,423              151,423                    --
sharesholder

As of March 31, 2005, to finance our working capital, our available banking facilities were approximately $9,010,000 obtained from creditworthy commercial banks in Hong Kong and $2,500,000 from a bank in the U.S. As of that date, the total amount of bank credit facilities utilized was $8,476,515. This was made up of (i) $4,452,551 of overdrafts; (ii) $1,523,964 of invoice trust receipts and
(iii) $2,500,000 line of credit. In addition, there is $677,510 of bank guarantees for granting credit facilities to a subsidiary for airfreight payment. While these banks are not obligated to advance any further funds to us, we believe that absent any significant downtrend in business, these sources of credit will continue to be available to us.

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

As the number of global supply chain management providers decreases, companies also are decreasing the number of freight forwarders and supply chain management providers with which they interact, for which these providers have the criteria that are familiar with their requirements, processes and procedures, and which can develop long term partnership relationship. As such, freight forwarders that are globally integrated and are able to provide a full complement of services, including pick-up and delivery, shipment via air, sea and land, warehousing and distribution and customs brokerage, are well positioned to gain from this decrease in providers.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

      -     FOREGIN EXCHANGE RISK

      The Company conducts business in many different countries and currencies. The Company's business often results in revenue billings issued in a country and currency, which differs from that where the expenses related to the service are incurred. This brings a market risk to the Company's earnings. Foreign exchange rates sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical change in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. As one of the major subsidiaries uses the Hong Kong Dollar (HKD), which has been linked to the U.S. Dollar at a rate of HKD7.80 to USD1.00, as its functional currency, there has been no material change in the Company's foreign exchange risk exposure. However, if HKD was unlinked to the US Dollar, an average 10% weakening of the U.S. Dollar, throughout the period ended March 31, 2005, would have had the effect of raising operating income approximately $46,000. An average 10% strengthening of the U.S. Dollar, for the same period would have had the effect of reducing operating income by approximately $37,000. The Company currently does not utilize any derivate financial instruments or hedging transactions to manage foreign currency risk.

      -     INTEREST RATE RISK

      The Company does not currently utilize derivative financial instruments to hedge against changes in interest rates. At March 31, 2005, the Company had cash and cash equivalents and restricted cash of $8.0 million and short-term borrowings of $8.5 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings. In management's view, there has been no material change in Company's market risk exposure between March 31, 2004 and March 31, 2005.

Item 4.        Controls and Procedures

      The Registrant's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005, have concluded that, as of March 31, 2005 (the "Evaluation Date"), the Registrant's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Registrant that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

Item 1.     Legal Proceedings

            Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

            Not applicable.

Item 3.     Defaults Upon Senior Securities.

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5.     Other Information

            None

Item 6.     Exhibits

      [Add schedules/statements that may be required]

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

                                     PACIFIC CMA, INC.

Date:  May 13, 2005                  By:     /S/ Alfred Lam
                                             --------------
                                     Name:   Alfred Lam
                                     Title:  Chairman of the Board of Directors
                                             (Principal Executive Officer)

Date:  May 13, 2005                  By:     /S/ Bill Stangland
                                             ------------------
                                     Name:   Bill Stangland
                                     Title:  Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)