Form 10-Q
period 2005-06-30
PACIFIC CMA INC
filed 2005-08-15
CIK 1071775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _______________

                         Commission File Number: 0-27653


                                PACIFIC CMA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                            84-1475073
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

Yes |_|  No |X|

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock:  Outstanding as of: August 11, 2005:  25,786,783 shares

                                PACIFIC CMA, INC.

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION............................................    3

ITEM 1.   FINANCIAL STATEMENTS.............................................    3

          Condensed  Consolidated  Balance  Sheets  as of June 30,  2005
          (Unaudited) and December 31, 2004 (Audited)......................    3

          Condensed Consolidated  Statements of Operations for the Three
          and Six Months Ended June 30, 2005 and 2004 (Unaudited)..........    4

          Condensed  Consolidated  Statements  of Cash Flows for the Six
          Months Ended June 30, 2005 and 2004 (Unaudited)..................    5

          Notes   to   Condensed   Consolidated   Financial   Statements
          (Unaudited)......................................................    6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL................   14

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......   35

ITEM 4.   CONTROLS AND PROCEDURES..........................................   35

PART II.  OTHER INFORMATION................................................   36

ITEM 1.   LEGAL PROCEEDINGS................................................   36

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......   36

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..................................   36

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   37

ITEM 5.   OTHER INFORMATION................................................   37

ITEM 6.   EXHIBITS.........................................................   37

SIGNATURES.................................................................   38

                                PACIFIC CMA, INC.


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                          PACIFIC CMA, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 2005 AND DECEMBER 31, 2004

ASSETS

                                                                         (UNAUDITED)
                                                                             2005           2004
                                                                         --------------  --------------
    CURRENT ASSETS
        Cash and cash equivalents                                        $  1,483,970    $  1,538,146
        Restricted cash                                                     6,293,312       5,088,088
        Accounts and notes receivable, net of allowance for doubtful accounts;
          2005 - $301,306; 2004 - $295,144                                 16,085,348      13,480,831
        Other receivables                                                   2,493,330       2,876,398
        Deposits and prepaid expenses                                         435,838         447,809
        Current portion of loan receivable                                     17,600          17,600
        Deferred income taxes                                                  57,476          57,476
                                                                         ------------    ------------
               Total current assets                                        26,866,874      23,506,348
                                                                         ------------    ------------
    PROPERTY AND EQUIPMENT, net of accumulated depreciation; 2005 -
       $812,564; 2004 - $735,309                                              760,477         619,753
                                                                         ------------    ------------
    OTHER ASSETS
        Goodwill                                                            2,740,508       2,740,508
        Intangible assets, net of accumulated amortization; 2005 -
          $1,817,565; 2004 - $1,528,894                                     1,069,143       1,357,814
        Deferred tax asset                                                  1,366,952         952,319
        Deferred financing costs on Series A Preferred Stock                  667,981         786,693
        Investment deposit                                                    583,669       1,037,001
        Equity investment in affiliates                                     1,079,403         258,912
        Other                                                                  29,704          30,994
                                                                         ------------    ------------
                                                                            7,537,360       7,164,241
                                                                         ------------    ------------
                                                                         $ 35,164,711    $ 31,290,342
                                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
        Notes payable - bank                                             $  8,112,195    $  6,679,406
        Current maturities of capital lease obligations                        68,790          62,537
        Accounts payable                                                   10,740,105       9,357,362
        Accrued expenses and other                                            881,787         908,930
        Payable - minority shareholder                                        148,270          79,409
        Income taxes payable                                                  310,201         157,741
                                                                         ------------    ------------
               Total current liabilities                                   20,261,348      17,245,385
                                                                         ------------    ------------
    CAPITAL LEASE OBLIGATIONS                                                  88,972          64,373
                                                                         ------------    ------------
    SERIES A PREFERRED STOCK, net of discount; 2005 - $653,937; 2004 -
      $771,401                                                              4,346,063       4,228,599
                                                                         ------------    ------------
    MINORITY INTEREST                                                         107,468          92,248
                                                                         ------------    ------------
    STOCKHOLDERS' EQUITY
        Common stock                                                        5,330,244       5,113,412
        Warrants outstanding                                                1,073,653       1,073,653
        Additional paid-in capital                                          1,953,384       1,953,384
        Retained earnings                                                   3,141,267       2,760,947
        Accumulated other comprehensive income                                 17,071          24,174
        Unearned compensation cost                                         (1,154,759)     (1,265,833)
                                                                         ------------    ------------
               Total stockholders' equity                                  10,360,860       9,659,737
                                                                         ------------    ------------
                                                                         $ 35,164,711    $ 31,290,342
                                                                         ============    ============

                                           PACIFIC CMA, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      JUNE 30                          JUNE 30
                                           ----------------------------    ----------------------------
                                               2005            2004            2005            2004
                                           ----------------------------    ----------------------------
FREIGHT FORWARDING INCOME                  $ 29,053,425    $ 21,563,487    $ 54,657,970    $ 38,018,000
                                           ------------    ------------    ------------    ------------
OPERATING EXPENSES
    Cost of forwarding                      (24,612,421)    (17,923,509)    (46,120,548)    (31,715,123)
    General and administrative               (3,691,909)     (3,012,790)     (7,253,804)     (5,597,834)
    Depreciation and amortization              (226,938)       (190,792)       (449,464)       (370,401)
    Stock-based compensation cost               (55,537)       (119,973)       (156,639)       (286,396)
                                           ------------    ------------    ------------    ------------
                                            (28,586,805)    (21,247,064)    (53,980,455)    (37,969,754)
                                           ------------    ------------    ------------    ------------
OPERATING INCOME                                466,620         316,423         677,515          48,246
                                           ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
    Interest and other income                    41,684          53,953          76,825         149,602
    Interest expense                           (113,212)        (72,940)       (227,564)       (162,661)
    Preferred stock dividend and
      amortization of deferred financing
      costs                                    (135,654)       (211,867)       (272,809)       (211,867)
    Amortization of preferred stock
      discount                                  (58,732)        (62,979)       (117,464)        (62,979)
    Equity in loss of affiliates                (14,555)        (19,340)        (26,356)        (19,340)
                                           ------------    ------------    ------------    ------------
                                               (280,469)       (313,173)       (567,368)       (307,245)
                                           ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES               186,151           3,250         110,147        (258,999)

BENEFIT FOR INCOME TAXES                       (141,251)        (56,589)       (285,394)       (195,541)
                                           ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE MINORITY INTEREST          327,402          59,839         395,541         (63,458)

MINORITY INTEREST                                (9,510)             --         (15,221)             --
                                           ------------    ------------    ------------    ------------
NET INCOME (LOSS)                          $    317,892    $     59,839    $    380,320    $    (63,458)
                                           ============    ============    ============    ============

BASIC EARNINGS PER SHARE                   $       0.01    $       0.00    $       0.02    $       0.00

DILUTED EARNINGS PER SHARE                 $       0.01    $       0.00    $       0.02    $       0.00


                                         PACIFIC CMA, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                            (UNAUDITED)


                                                                            2005           2004
                                                                        -----------    -----------
OPERATING ACTIVITIES
    Net income (loss)                                                   $   380,320    $   (63,458)
    Items not requiring (providing) cash
       Amortization of preferred stock discount                             117,464         62,979
       Preferred stock dividend and amortization of deferred
          financing costs                                                   272,809        146,296
       Depreciation and amortization                                        160,793         83,511
       Amortization of intangibles                                          288,671        286,890
       Gain on sale of property and equipment                                (7,229)        (6,701)
       Minority interest in income of subsidiaries                           15,221             --
       Common stock issued for services and employee compensation           156,639        286,396
       Share of loss of affiliates                                           26,356         19,340
       Provision for doubtful accounts                                       10,000         33,779
       Deferred income taxes                                               (414,633)        (7,195)
    Changes in
       Accounts receivable                                               (2,614,517)    (1,536,346)
       Accounts payable                                                   1,382,743        350,042
       Accrued expenses                                                     (27,143)      (107,898)
       Income taxes refundable/payable                                      152,460       (257,745)
       Other assets and liabilities                                         392,608     (1,603,835)
                                                                        -----------    -----------
           Net cash provided by (used in) operating activities              292,562     (2,313,945)
                                                                        -----------    -----------

INVESTING ACTIVITIES
    Collection of loans receivable                                            1,290          1,300
    Purchase of property and equipment                                     (243,257)      (186,737)
    Acquisition of subsidiary                                                    --         (7,300)
    Equity investment in Shanghai Air Cargo                                      --       (246,493)
    Proceeds from sale of property and equipment                             15,552         10,962
    Deposit refund from potential equity investment                          40,000             --
    Deposit paid for potential acquisition                                 (433,669)      (175,254)
                                                                        -----------    -----------
           Net cash used in investing activities                           (620,084)      (603,522)
                                                                        -----------    -----------
FINANCING ACTIVITIES
    Net change in restricted cash                                        (1,205,224)        55,490
    Net change in notes payable - bank                                    1,432,789     (1,031,626)
    Principal payments under capital lease obligation                       (35,944)       (20,657)
    Proceeds from short-term debt                                            71,170             --
    Principal payments on short-term debt                                        --       (372,558)
    Issuance of common stock, net of issuance costs                              --         (3,000)
    Proceeds from issuance of Series A Preferred Stock and detachable
      stock warrants                                                             --      5,000,000
    Proceeds from exercise of stock option                                   19,600             --
    Advances - director, net                                                     --         (6,643)
                                                                        -----------    -----------
           Net cash provided by financing activities                        282,391      3,621,006
                                                                        -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (45,131)       703,539

FOREIGN CURRENCY EXCHANGE DIFFERENCE                                         (9,045)       (23,178)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,538,146        912,240
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 1,483,970    $ 1,592,601
                                                                        ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                              $   227,564    $   162,661
    Cash paid for income taxes                                               25,900         69,633
    Cash refunded for income taxes                                           45,203             --
    Capital lease obligation incurred for equipment                          66,795        116,258

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") as of June 30, 2005 and for the six and three months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments that are in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

      The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

      The condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2004 included in the Company's Form 10-K filed on March 31, 2005.


    PRINCIPLES OF CONSOLIDATION

      The  condensed  consolidated  financial  statements  include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


NOTE 2:  INVESTMENT DEPOSIT

      Investment  deposits  are  cash  deposits  paid to  potential  acquisition targets. As of June 30, 2005, the Company deposited $433,669 which represents 70% of the purchase price for a 51% equity interest in WCL Global Logistics Limited. ("WCL"), a limited liability company incorporated in Hong Kong. WCL is engaged in providing air and sea freight services in Hong Kong. This acquisition was completed subsequent to June 30, 2005.

      Also, at June 30, 2005, the Company has on deposit $150,000 with a potential acquisition target in the United States. The Company has signed a letter of intent with the target. The estimated purchase price is $1,000,000 to $1,500,000.

                                               PACIFIC CMA, INC.
                              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             JUNE 30, 2005 AND 2004
                                                  (UNAUDITED)

NOTE 3:  EARNINGS PER SHARE

      The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED JUNE 30
                                                 2005                                     2004
                               ---------------------------------------   --------------------------------------
                                                            PER-SHARE                                PER-SHARE
                                 INCOME         SHARES       AMOUNT         INCOME       SHARES        AMOUNT
---------------------------------------------------------------------------------------------------------------
NET INCOME                     $   317,894                               $    59,839

BASIC EPS
  Income available to
    common stockholders            317,894    25,293,611   $      0.01        59,839   25,825,590   $      0.00
  Stock options and warrants                      14,452   ===========                    224,106   ===========
                                             -----------                               ----------

DILUTED EPS
  Income available to common
    stockholders and assumed
    conversions                $   317,894    25,308,063   $      0.01   $    59,839   26,049,696   $      0.00
                               ===========   ===========   ===========   ===========   ==========   ===========

      Common stock equivalents related to warrants and convertible preferred stock of 2,785,788 and 3,472,222, respectively, are not included in the calculation of diluted earnings per share for the three months ended June 30, 2005 because they have an anti-dilutive effect.

      Common stock equivalents related to warrants and convertible preferred stock of 2,685,788 and 3,472,222, respectively, are not included in the calculation of diluted earnings per share for the three months ended June 30, 2004 because they have an anti-dilutive effect.

                                               PACIFIC CMA, INC.
                              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             JUNE 30, 2005 AND 2004
                                                  (UNAUDITED)


                                                           SIX MONTHS ENDED JUNE 30
                                                 2005                                    2004
                               ---------------------------------------   --------------------------------------
                                                            PER-SHARE                                PER-SHARE
                                 INCOME         SHARES        AMOUNT         LOSS        SHARES       AMOUNT
---------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)              $   380,320                               $   (63,458)

BASIC EPS
 Income (loss) available to
  common stockholders              380,320    25,293,634   $      0.02       (63,458)  25,753,887   $      0.00
 Stock options and warrants                       11,573   ===========                         --   ===========
                                             -----------                               ----------

DILUTED EPS
 Income (loss) available to
  common stockholders and
  assumed conversions          $   380,320    25,305,207   $      0.02   $   (63,458)  25,753,887   $      0.00
                               ===========   ===========   ===========   ===========   ==========   ===========

      Common stock equivalents related to warrants and convertible preferred stock of 2,785,788 and 3,472,222, respectively, are not included in the calculation of diluted earnings per share for the six months ended June 30, 2005 because they have an anti-dilutive effect.

      Common stock equivalents related to stock options, warrants and convertible preferred stock of 200,000, 2,885,788 and 3,472,222, respectively, are not included in the calculation of diluted earnings per share for the six months ended June 30, 2004 because they have an anti-dilutive effect.

NOTE 4:  COMMON STOCK AND PREFERRED STOCK

      As of June 30, 2005, the Company's authorized capital stock is comprised of 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. As of the same date, the Company's issued and outstanding capital stock is comprised of 25,586,783 shares of common stock and 5,000 shares of preferred stock.

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

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


      The Series A Preferred Stock has 10,000,000 shares authorized and 5,000 shares issued with a stated value of $1,000 per share. The Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $1.44 per share and pays a cumulative annual dividend equal to six (6%) percent of the stated value, which at the option of the Company, subject to certain conditions, may be paid in shares of Common Stock. The Series A Preferred Stock is mandatorily redeemable four years from issuance. This preferred stock is non-voting.

      As the Series A Preferred Stock is mandatorily redeemable, it was recorded in accordance with FASB Statement 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The relative fair value of the Series A Preferred Stock was recorded as a long-term liability and the dividends paid and accrued are included in interest expense. Additionally, the Series A Preferred Stock was issued with a beneficial conversion feature. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,666 was recorded as additional finance charges under the caption "Preferred stock dividend and amortization of deferred financing costs" and credited to additional paid-in capital for the year ended December 31, 2004. Lastly, in accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the Series A Preferred Stock and detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional paid-in capital. The fair value of the warrants was determined based on an independent valuation. Effectively, the Series A Preferred Stock was recorded at a discount of $939,713. This discount will be amortized ratably over the term of the Series A Preferred Stock. For the quarter and the six months ended June 30, 2005, the Company recognized $58,732 and $117,464, respectively, related to the amortization of the Series A Preferred Stock discount.

    2000 STOCK PLAN

      In June 2005, stock options of 200,000 shares were exercised to purchase the Company's common stock at an exercise price of $0.098. The proceeds of $19,600 received by the Company from exercises of stock options were credited to common stock.

NOTE 5:  PLEDGE OF ASSETS

      As of June 30, 2005 and December 31, 2004, the Group had pledged restricted cash deposits of $6,293,312 and $5,088,088, respectively.

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 6:  NOTES PAYABLE - BANK

      The Company has a $2,500,000 line of credit that accrues interest at the bank's prime rate plus 0.75% (7% at June 30, 2005) and matures in November 2005. The line is collateralized by a $1,000,000 certificate of deposit held by the Bank, substantially all the assets of Airgate and a personal guarantee of two directors of the Company. This certificate of deposit is recorded as restricted cash. The note requires the Company meet certain debt to equity ratios and other financial covenants. As of June 30, 2005 and December 31, 2004, there was $2,500,000 borrowed against this facility. This line of credit was subsequently terminated and repaid in full with the proceeds received from the Company's new financing on August 4, 2005.

      On August 4, 2005, the Company completed a financing transaction and issued to an institutional investor, a Secured Convertible Minimum Borrowing Note for $4,000,000 and a Secured Revolving Note, which notes are in the aggregate principal amount of $7,500,000. The maximum amount available under the notes is limited to the lesser of $7,500,000 or a collateral calculation based on "Eligible Accounts Receivable" as defined in the agreement. The notes accrue interest at the greater of 6% or the prime rate plus 1%. The Company is subject to interest rate reductions if it achieves certain financial goals. The notes mature on July 29, 2008 and contain a conversion feature whereby the notes can be converted to common stock. The conversion price of the first $3,750,000 is convertible at $0.88 per share and the balance is convertible at $1.05. Lastly, the Company also issued warrants to the holder of the notes that allows the holder to purchase 1,500,000 shares of common stock at $1.00 per share. The warrants expire on July 29, 2012.

      The Company has certain other banking facilities to finance its working capital. The facilities available totaled approximately $9,010,000. The facilities accrue interest at rates varying with the prime rate in Hong Kong, Hong Kong Interbank Offered Rate (HIBOR), or the cost of funds rate. As of June 30, 2005, these rates ranged between 3.25% - 7.25 %. The facilities require annual renewals and are collateralized by personal guarantees of two directors and restricted cash of approximately $4,952,000. As of June 30, 2005 and December 31, 2004, amounts outstanding against these facilities were $5,612,195 and $4,179,406, respectively.

NOTE 7:  RELATED PARTY TRANSACTIONS

      As of June 30, 2005 and December 31, 2004, the Company had a payable to a minority shareholder of a subsidiary of $148,270 and $79,409, respectively. The payable accrues interest at 3% per annum, is unsecured and has no fixed payment terms.

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 8:  SEGMENT OF THE BUSINESS

    BUSINESS SEGMENTS

      The Company operates mainly in two business segments. Those segments are air forwarding and sea forwarding services. The accounting policies adopted by the Company for segment reporting are described in the summary of significant accounting policies in the Company's Form 10-K filed for the year ended December 31, 2004.

      The following table summarized the Company's operations for the three months ended June 30, 2005 and 2004 analyzed into air and sea forwarding services:

                               AIR FORWARDING               SEA FORWARDING                   TOTAL
                            2005           2004          2005          2004           2005          2004
                        ------------  -------------   -----------  -----------   -------------   ------------
Revenue                 $ 18,318,712  $  14,007,874   $10,734,713  $ 7,555,613   $  29,053,425   $21,563,487
Cost of forwarding       (15,103,215)   (11,368,629)   (9,509,206)  (6,554,880)    (24,612,421)   (17,923,509)
Depreciation and
   amortization             (139,822)      (124,094)      (49,519)     (44,069)       (189,341)     (168,163)
Interest expense             (47,671)       (30,102)       (9,940)      (6,610)        (57,611)      (36,712)
Other segment
   expenses
   attributable to
   segment                  (875,788)      (740,541)     (509,750)    (391,094)    (1,385,538)    (1,131,635)
                        ------------  -------------   -----------  -----------   -------------   ------------
Segment income          $  2,152,216  $   1,744,508   $   656,298  $   558,960       2,808,514     2,303,468
                        ============  =============   ===========  ===========

Net other
   unallocated
   expenses                                                                         (2,481,112)    (2,243,629)
Minority interest                                                                       (9,510)            --
                                                                                 -------------   ------------
Net income                                                                       $     317,892   $     59,839
                                                                                 =============   ============


Goodwill                $  2,069,566  $   2,069,566   $   670,942  $   670,942   $   2,740,508   $  2,740,508
Intangible assets            804,110      1,237,704       265,033      408,781       1,069,143      1,646,485
Other assets              21,600,696     16,891,780     9,754,364    5,440,531      31,355,060     22,332,311
                        ------------  -------------   -----------  -----------   -------------   ------------
       Total assets     $ 24,474,372  $  20,199,050   $10,690,339  $ 6,520,254   $  35,164,711   $ 26,719,304
                        ============  =============   ===========  ===========   =============   ============

                                              PACIFIC CMA, INC.
                             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                            JUNE 30, 2005 AND 2004
                                                 (UNAUDITED)

      The following table summarized the Company's operations for the six months ended June 30, 2005 and 2004 analyzed into air and sea forwarding services:

                               AIR FORWARDING              SEA FORWARDING                    TOTAL
                            2005          2004            2005        2004           2005          2004
                        ------------  -------------   -----------  -----------   -------------   ------------

Revenue                 $ 34,037,613  $  24,570,705   $20,620,357  $13,447,295   $  54,657,970   $ 38,018,000
Cost of forwarding       (27,967,252)   (20,016,847)  (18,153,296) (11,698,276)    (46,120,548)   (31,715,123)
Depreciation and
   amortization             (275,941)      (245,433)      (98,558)     (87,348)       (374,499)      (332,781)
Interest expense             (95,852)       (67,641)      (18,374)     (13,372)       (114,226)       (81,013)
Other segment
   expenses
   attributable to
   segment                (1,836,129)    (1,431,618)   (1,045,143)    (748,039)     (2,881,272)    (2,179,657)
                        ------------  -------------   -----------  -----------   -------------   ------------
Segment income          $  3,862,439  $   2,809,166   $ 1,304,986  $   900,260       5,167,425      3,709,426
                        ============  =============   ===========  ===========   =============   ============
Net other
   unallocated
   expenses                                                                         (4,771,884)    (3,772,884)
Minority interest                                                                      (15,221)            --
                                                                                 -------------   ------------
Net income (loss)                                                                $     380,320   $    (63,458)
                                                                                 =============   ============

Goodwill                $  2,069,566  $   2,069,566   $   670,942  $   670,942   $   2,740,508   $  2,740,508
Intangible assets            804,110      1,237,704       265,033      408,781       1,069,143      1,646,485
Other assets              21,600,696     16,891,780     9,754,364    5,440,531      31,355,060     22,332,311
                        ------------  -------------   -----------  -----------   -------------   ------------
       Total assets     $ 24,474,372  $  20,199,050   $10,690,339  $ 6,520,254   $  35,164,711   $ 26,719,304
                        ============  =============   ===========  ===========   =============   ============

    GEOGRAPHICAL SEGMENTS

      The table below summarized the Group's revenue analyzed into geographical locations:

                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                  JUNE 30                      JUNE 30
                        ---------------------------   ------------------------
                            2005           2004           2005         2004
                        ------------  -------------   -----------  -----------

Revenue
    * IATA Area 1       $  4,873,672  $   3,138,043   $ 8,962,925  $ 4,894,202
    * IATA Area 2          6,502,169      5,321,800    12,659,833    9,259,620
    * IATA Area 3         17,677,584     13,103,644    33,035,212   23,864,178
                        ------------  -------------   -----------  -----------
       Total            $ 29,053,425  $  21,563,487   $54,657,970  $38,018,000
                        ============  =============   ===========  ===========

                                              PACIFIC CMA, INC.
                             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                            JUNE 30, 2005 AND 2004
                                                 (UNAUDITED)


                                      AS OF JUNE 30,                             AS OF JUNE 30,
                                           2005                                       2004
                                       OTHER ASSETS                               OTHER ASSETS
                            TRADE      (INCLUDING         TOTAL       TRADE       (INCLUDING        TOTAL
                         RECEIVABLES    GOODWILL)        ASSETS    RECEIVABLES      GOODWILL)       ASSETS
                        ------------  -------------   -----------  -----------   -------------   ------------
Assets
  *IATA Area 1          $  8,861,427  $   8,281,920   $17,143,347  $ 5,759,541   $   9,785,128   $ 15,544,669
  *IATA Area 2             2,730,131             --     2,730,131      551,047              --        551,047
  *IATA Area 3             4,493,790     10,797,443    15,291,233    2,595,532       8,028,056     10,623,588
                        ------------  -------------   -----------  -----------   -------------   ------------
       Total            $ 16,085,348  $  19,079,363   $35,164,711  $ 8,906,120   $  17,813,184   $ 26,719,304
                        ============  =============   ===========  ===========   =============   ============


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



NOTE 9:  CONCENTRATIONS

      The Company had sales to a major customer (deferred as major customer who sales to represent 10% or more of total sales). Sales to this customer as a percentage of total sales are as follows:

                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                 JUNE 30                      JUNE 30
                        ---------------------------   ------------------------
MAJOR CUSTOMER              2005           2004          2005          2004
------------------------------------------------------------------------------

A                                 --%            13%           --%          13%

                                PACIFIC CMA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 10: EQUITY INVESTMENT IN AFFILIATES

      Equity investment in affiliates relates to ownership of Shanghai Air Cargo Ground Handling Services Ltd. ("Shanghai Air Cargo"), Vantage Point Services Limited ("Vantage Point") and Careship International Transportation Ltd. ("Careship International") for 35%, 40% and 46.92%, respectively. Shanghai Air Cargo began operations in April 2004 and the interest in Vantage Point and Careship International was acquired by the Company in October 2004 and January 2005, respectively. Financial results of operations of the affiliates during the quarter and six months ended June 30, 2005 are summarized below:

                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                         JUNE 30, 2005                          JUNE 30, 2005
                        -----------------------------------------  ------------------------------------------
                        SHANGHAI AIR     VANTAGE        CARESHIP   SHANGHAI AIR     VANTAGE        CARESHIP
                            CARGO         POINT      INTERNATIONAL    CARGO          POINT      INTERNATIONAL
                        ------------  -------------   -----------  -----------   -------------   ------------
Net Sales               $    333,529  $     106,206   $    61,798  $   635,567   $     373,333   $    274,496
Cost of Sales                258,308         68,170        54,630      484,078         318,221         65,883
Gross Profit                  75,221         38,036         7,168      151,489          55,112        208,613
Net Income (Loss)             13,851            753        (7,530)      30,436         (21,651)         8,509
Equity in Income
  (Loss) of
  Affiliates                   4,847            302        (3,533)      10,652          (8,660)         3,993


      The Company invested $846,847 in its 46.92% interest in Careship International which amount was $792,453 in excess of the underlying equity in net assets of the investee. This excess was allocated to an intangible asset of $662,991 and the balance of $129,462 to goodwill. The intangible asset related to an exclusive right to do business granted to Careship International by the government of the Peoples Republic of China for a term of ten years. The intangible is being amortized over the term of the exclusive right. The amortization expense is reflected in the equity in income (loss) of affiliates and amounted to $16,171 and $32,341 for the quarter and six months ended June 30, 2005 respectively. The goodwill is not amortized under FASB Statement No. 142 but rather the investment is analyzed for impairment under the requirements of APB Opinion No. 18.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Special Note of Caution Regarding Forward-Looking Statements

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements, which express or imply that such present and future operations will, or may, produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company's other filings with the SEC including, but not limited to, its Annual Report on Form 10-K. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

Many of these factors are beyond our control, and you should read carefully the factors described in "Risk Factors" in our filings (including our Forms 10-K and registration statements) with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Any forward-looking statements are not guarantees of future performance.

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

ACCOUNTING FOR INCOME TAXES

In preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision of the condensed consolidated statements of operations in each period in which the allowance is increased.

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

o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

o     Significant negative economic trends.

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their fair values. As of June 30, 2005, goodwill totaled approximately $2.74 million, other intangible assets amounted to approximately $1.07 million and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $760,477

As required by SFAS No. 142, "Goodwill and other Intangible Assets," goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are to be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives be amortized over their respective lives to their estimated residual value and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". During the period from 2002 to 2005, we acquired the below companies and recorded goodwill and intangibles associated with these acquisitions. It is summarized as follows:


DATE OF ACQUISITION      NAME OF COMPANY         GOODWILL              INTANGIBLE ASSETS     INTANGIBLE
                         ACQUIRED                (RECORDED AT THE      (CUSTOMER             ASSETS
                                                 TIME OF               RELATIONSHIPS)        (BUSINESS
                                                 ACQUISITION)                                LICENSE)
----------------------------------------------------------------------------------------------------------
April 30, 2002          Airgate Int'l Corp.         $2.68 million         $2.86 million                 $-
April 30, 2004          Paradigm Int'l Inc.               $20,248               $26,708                 $-
April 1, 2004           Shanghai Air Cargo                $36,493                    $-                 $-
                        Ground Handling
                        Services Ltd.
January 1, 2005         Careship                         $245,485                    $-           $662,991
                        International
                        Transportation Ltd.

The acquisitions of Airgate International Corp. ("Airgate") and Paradigm International Inc. ("Paradigm") were recorded using the purchase method of accounting in accordance with SFAS No. 141. We allocated the purchase price to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition. The results of operations of each company since the date of acquisition, and its financial condition as of each balance sheet date are reflected in our condensed consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

The acquisition of Shanghai Air Cargo Ground Handling Services Ltd. and Careship International Transportation Ltd. were recorded under the equity method of accounting in accordance with APB Opinion No. 18 "The Equity Method of accounting for investment in Common Stock." As such the financial statements show one line item on the balance sheet, "Equity investment in affiliates" and one line item on the statement of operations, "Equity income in affiliates". Again, purchase prices were allocated to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition.

The intangible customer relationship assets and business license are amortized over periods of 5 and 10.25 years, respectively. Goodwill is not amortized, but rather is tested annually for impairment in accordance with SFAS No. 142. An equity investment in an investee including any goodwill therein is tested for impairment under APB Opinion No. 18.

OVERVIEW

The Company does not carry on any business activities by itself. Instead, through its subsidiaries to provide supply chain management solutions, contract logistics services and international freight forwarding services.

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

The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries. On January 1, 2001, its Hong Kong incorporated subsidiaries included Sparkle Shipping, Godown, Wharf & Transp. Co., Ltd. ("Sparkle"), Shenzhen Careship International Transportation Ltd. ("SZ Careship"), formerly known as Guangzhou Huasheng Int'l Forwarding Ltd., and AGI Logistics (Shenzhen) Ltd. ("AGI (Shenzhen)") which was incorporated in The People's Republic of China ("the PRC"). AGI (Shenzhen) and Sparkle were disposed of by AGI on May 11, 2001 and April 2, 2002, respectively, in conjunction with the decision by AGI to concentrate on the international freight forwarding business. The business activities of Sparkle were concentrated on local feeder voyages and trucking operations in the Jujiang
Delta Area of Mainland China. In order to maintain its competitive position, management determined it would need to purchase its own boats and trucks. As a result, Sparkle's business operations diverged from the AGI's non-asset based strategic plan and AGI decided to dispose of it, in order to concentrate AGI's resources as well as investments on the operations of AGI and SZ Careship intending to improve the tonnage performance in Hong Kong, South China, U.S. and Europe.

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

On April 30, 2004, the Company completed the acquisition of Paradigm. Paradigm is a non-asset based logistics services company based in Miami, Florida. It primarily handles air and ocean shipments in Latin America.

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

At January 1, 2005, the Company acquired 46.92% of the outstanding stock of Careship International Transportation Ltd. ("Careship International"). Careship International is located in Shenzhen PRC and is approved to operate international freight forwarding business by the Ministry of Foreign Trade and Economic Cooperation of the People's Republic of China.

The following discussion, concerning the results of operations, liquidity and capital resources of Pacific CMA, is based solely upon the business operations that are carried on by the Company's subsidiaries from January 1 to June 30, 2005 and the same period of 2004.

The following is a list of significant new developments occurring during the six months ended June 30, 2005:

o Appointment of Messrs. Kenneth Chik and Yu Chung Leung as independent members of the Board of Directors;

o Our operations team for the Europe Market is strengthened by hiring new personnel in Hong Kong;

o Acquisition of 46.92% of the outstanding common stock of Careship International Transportation Ltd to hasten our entry into the Mainland China Market; and

o Held our annual meeting of stockholders. All directors then in office, except for Mr Kim E. Petersen, were re-elected to our Board of Directors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

OVERALL RESULTS

Freight forwarders are compensated on a transactional basis for the movement of goods and provision of related services to their customers. Therefore, our revenue is derived from our freight forwarding services based upon the rates that we charge our customers for the movement of their freight from origin to destination. The carrier's contract is with us, not with our customers. We are responsible for the payment of the carrier's charges and we are legally responsible for the shipment of the goods. We are responsible for any claims for damage to the goods while in transit. In most cases, we receive reimbursement from the carriers for any claims. Since many shippers do not carry insurance sufficient to cover all losses, we also carry insurance to cover any non-reimbursed claims for goods lost or destroyed in the event of a total loss. Gross revenue represents the total dollar value of services we sell to our customers. Our costs of transportation, products and handling include the direct cost of transportation, including tracking, rail, ocean, air and other costs. We commit to pay for space with shippers prior to receiving committed orders from our customers. We act principally as a service provider to add value and expertise in the procurement and execution of these services for our customers. Therefore, our gross profits (gross revenues less the direct costs of transportation, products, and handling) are indicative of our ability to source, add value and resell services and products that are provided by third parties.

Total revenue for the three months ended June 30, 2005 increased approximately 35% as compared with the three months ended June 30, 2004, from $21,563,487 in 2004 to $29,053,425 in 2005. The increase in revenue was primarily the result of the organic growth of AGI and Airgate, in addition to the inclusion of the results of the acquisition in Singapore (AGI Singapore) and Miami (Paradigm), as well as our new operation in Los Angeles during 2004.

Revenue derived from the operations of AGI increased approximately 57% during the second quarter of 2005 as compared with the same period of 2004. The significant organic growth of AGI was the result of the following factors:

o An increase in the routed freight traffic from the existing agency partners;

o Improvements in the agency network which enabled AGI to secure new freight business;

o The establishment of three additional branch offices in Chongqing, Tianjin and Futian, PRC in the Mainland China by Shenzhen Careship Transportation Limited, a subsidiary of AGI, during 2004. All of the operations of our former Yantian office were combined with the nearby Futian office. Their close proximity within the Shenzhen province warranted that combination; and

o     Expiration of textile quota in PRC, increase export from Mainland China.

The revenue of Airgate represented approximately 61% of our total revenue for the second quarter of 2005. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. In order to enter new markets in the Midwest, Airgate established a subsidiary in Chicago, Illinois in June 2002.

Revenue derived from the operation of Airgate increased approximately 10% during the second quarter of 2005 when compared with the same period of 2004. The increase is the result of the effort of Airgate staff and its Chicago operation maturing.

Total revenue derived from Paradigm International Inc., Paradigm Global Logistics and AGI Freight Singapore Pte Ltd. for the second quarter of 2005 amounted to approximately $2.75 million, which represents approximately 9.5% of total revenue of the Company.

When compared with 2004, the cost of forwarding during the second quarter of 2005 increased approximately 37%, from $17,923,509 in 2004 to $24,612,421 in
2005. The increase in costs was primarily the result of the organic growth of AGI and Airgate, the acquisition in Singapore, Miami as well as our new operations in Los Angeles during late of 2004.

Gross profit margin for the three months ended June 30, 2005 and 2004 decreased slightly from 16.88% in 2004 and 15.29% in 2005. The decrease was due to (i) a disproportionate increase of airfreight export to non-US markets which have a higher cost of forwarding and lower profit margin, and (ii) the pricing strategy of airlines has been changed, as they did not offer the discounts as usual during the slack season in the second quarter because of higher fuel costs and tight flight schedules due to the reinstatement of the textile quota for exports from Mainland China by the US and European Union on July 1, 2005, which caused air export sales to the U.S. and Europe to increase sharply before June 30, 2005.

Despite the reduction in gross profit margin, overall gross profit (revenue minus cost of forwarding) for the second quarter of 2005 increased by approximately 22%, from $3,639,978 in 2004, to $4,441,004 in 2005 as a result of increase in trade volume.

Net income for the second quarter of 2005 increased approximately 431%, from net income of $59,839 in 2004, to $317,892 in 2005. The increase in net income was due to an organic growth of the Company. Details of expense fluctuations will be discussed in the sections "Operating expenses" and "Non Operating Income and Expenses" respectively.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 31%, from $14,007,874 in the second quarter of 2004 to $18,318,712 in the same period of 2005. Airfreight revenue for foreign operations (that includes AGI Group and AGI Singapore) was $7,771,102, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $12,917,052, offsetting inter-company transactions totaled $2,369,442. The volumes of airfreight were improved in the second quarter of 2005 compared with the same period in 2004. The increase was primarily due to (i) an increase in routing orders from Asia to Europe as a result of new customers and agents in the Netherlands, Germany, United Kingdom and France who joined the Group during the fourth quarter of 2004, (ii) The operation of Airgate International Corp. (Chicago), which was established in June 2002, is maturing; (iii) the acquisition of Paradigm on April 30, 2004 and its additional operations in Los Angeles, California that commenced in July 2004; and (iv) the acquisition of AGI Singapore in the third quarter of 2004.

Costs for the airfreight forwarding operations increased approximately 49%, from $11,368,629 in the second quarter of 2004 to $15,103,215 in the same period of 2005. Airfreight cost attributable to foreign operations was $6,397,484, while airfreight cost attributable to domestic operations was $11,073,067, and offsetting inter-company costs totaled $2,367,336. Airfreight cost increase in 2005 was due to the organic growth of the Company. Gross profit margin for the second quarter of 2005 as compared with 2004 decreased slightly from approximately 18.84% in 2004 to 17.55% in 2005. The decrease was due to the disproportionate increase of airfreight exports to non-US markets which have a higher cost of forwarding and lower profit margin. Additionally, the pricing strategy of airlines changed with no discounts offered during the slack season in the second quarter. Despite the reduction in gross profit margin, overall gross profits increased approximately 22% to $3,215,497 as a result of increase in trade volume.

Total segment overhead attributable to the airfreight operation increased by approximately 19%, from $894,737 in the second quarter of 2004 to $1,063,281 in the same period of 2005, as a result of more resources being allocated to airfreight operations. Details regarding the increase in overhead expenses are discussed below under the section "Operating expenses" and "Non Operating Income and Expenses".

Overall net segment income for the airfreight operation for the second quarter of 2005 increased by approximately 23% from $1,744,508 in 2004 to $2,152,216 in 2005. The increase in net income was mainly the result of the organic growth of AGI and Airgate as well as the inclusion of operating results of new subsidiaries during 2004.

SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 42% to $10,734,713 in the second quarter of 2005 from $7,555,613 in the same period of 2004. Sea freight revenue for foreign operations was $3,909,758, while sea freight revenue for domestic operations was $6,985,669, and offsetting inter-company transactions totaled $160,714. The increase in revenue for the second quarter of 2005, when compared with the same period of 2004, was due to (i) the contribution from the new branch offices of Shenzhen Careship in China; (ii) the increase in quantity of freight consolidation by Airgate Chicago; and (iii) our new European agent introducing additional customers into our network, which led to greater revenues from the European market since the fourth quarter of 2004.

Costs for the sea freight forwarding operation increased approximately 45%, from $6,554,880 in the second quarter of 2004 to $9,509,206 in the same period of 2005. Sea freight costs attributable to foreign operations was $3,279,227, while costs attributable to domestic operations was $6,392,799, and offsetting inter-company costs totaled $162,820. The gross profit margin was slightly decreased from approximately 13.24% in 2004 to 11.42% in 2005 due to our market penetration strategy in Shanghai and Chicago. Despite the reduction in gross profit margin, overall gross profits increased approximately 22%, to $1,225,507 as a result of increase in trade volume.

Total segment overhead attributable to the sea freight operation increased approximately 29%, from $441,773 in the second quarter of 2004 to $569,209 in the same period of 2005. Overall net income for the sea freight operation for the second quarter of 2005 increased approximately 17%, from $558,960 in 2004 to $656,298 in 2005. The increase in net income was mainly the result of the organic growth of AGI and Airgate as well as the inclusion of operating results of new subsidiaries during 2004.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately 22.5%, to $3,691,909 in the second quarter of 2005 from $3,012,790 in the same period of 2004. There was a significant increase in salaries and allowance in this quarter.

Salaries and allowance: Salaries and allowance increased approximately 29% from $1,217,179 in 2004 to $1,567,877 in 2005. This increase was the result of the addition of approximately 90 staff persons during the twelve months ended June 30, 2005 which were needed to keep pace with our growth.

STOCK-BASED COMPENSATION COST

Stock-based compensation cost decreased approximately 54% from $119,973 in the second quarter of 2004 to $55,537 in the same period of 2005. The decrease in compensation cost was primarily due to the cancellation of 850,000 and 200,000 restricted shares that were previously granted to a key employee and an independent sales representative respectively in the fourth quarter of 2004. Details of the stock grant and cancellation are as follows:

On or about November 7, 2003, we entered into four service agreements with three employees and an independent sales representative. Under the terms of the agreements, as amended in March 2004, we granted these employees and the sales representative an aggregate of 1,950,000 shares of our common stock. Compensation cost is measured at the grant date based on the estimated fair value of the securities. It is recognized as an expense over the service period required under the service agreements with those parties. The unearned portion of the compensation cost related to employees is recorded in equity as unearned compensation cost, while the unearned portion of compensation cost related to the independent sales representative is recorded as a prepaid asset. The shares are restricted as they have not been registered with the Securities and Exchange Commission (the "SEC" or the "Commission"). The agreements with the employees, as amended, require two of them to continue to provide services to us from January 1, 2004 through December 31, 2013 and one of them to provide services to us from January 1, 2004 through December 31, 2008. The agreement with the sales representative requires him to provide services to us from January 1, 2004 through December 31, 2005. However, in December 2004, one of the employees resigned and, by mutual agreement, she surrendered her 850,000 shares. The independent sales representative agreed to surrender his 200,000 shares in exchange for $50,000 in cash, payable during his two year service agreement expiring at December 2005. The surrenders occurred in 2004 and the 200,000 shares are to be physically cancelled, while the 850,000 shares were physically cancelled in early 2005. All calculations of the issued and outstanding shares of our common stock contained in this Form 10-Q do not give effect to the cancellation of the 200,000 shares. The service agreement related compensation costs were reversed during the fourth quarter of 2004.

In March 2004, we granted an employee 100,000 shares of common stock. The shares were registered with the SEC by filing a Form S-8 Registration Statement on March 29, 2004. The employee continued to provide services to the Company from January 1, 2004 through December 31, 2005. On September 11, 2004, this employee resigned as a director but agreed to continue to act as an independent consultant for British market development. Compensation cost is measured at the grant date based on the estimated fair value on the date of grant. The compensation cost is recognized as expense over the service period required under the agreement. The unearned portion of the compensation cost is recorded in equity as unearned compensation. Accordingly, $20,625 was recorded as expense in the second quarter of 2005.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 19% from $190,792 in the second quarter of 2004 to $226,938 in the same period of 2005. The increase was mainly due to additional computer hardware and software purchased for the implementation of a new logistics system, office renovation at Airgate and the establishment of three additional branch offices in Chongqing, Tianjin and Futian in Mainland China by Shenzhen Careship Transportation Limited.

Amortization arises from an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002 and Paradigm on April 30, 2004. During the six months ended 2005, the amortization expense attributable to this asset was $144,335, an increase of $445 as compared with the same periof of 2004.

With the acquisition of 46.92% of ownership of Careship International on January 1, 2005, the Company recorded an intangible asset of $662,991. The intangible asset represents the value of the license to operate international freight forwarding business in Mainland China. The Company obtained an independent valuation of the license. The independent valuator reported a value of approximately $1,400,000 for the license. The cost of the intangible asset of the business license is being amortized on a straight-line basis over its useful life of 10.25 years. In the second quarter of 2005, $16,170 was expensed as amortization and in accordance with the Equity Method of Accounting for Investments in Common Stock, the amount was included in the income statement under the one line item, Equity Income in Affiliates.

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

Interest and other income decreased from $53,953 in the second quarter of 2004 to $41,684 in the same period of 2005. This was due to various miscellaneous handling charges received from third parties being reclassified from other income to revenue in second quarter of 2005 as compared with the same period of 2004.

INTEREST EXPENSE

Interest expense increased to $113,212 in the second quarter of 2005 from $72,940 in the same period of 2004. The increase in interest expense is primarily due to an increase in short-term working capital financing and the rise in interest rates during the second quarter of 2005 when compared with the same period of 2004.

PREFERRED STOCK DIVIDEND AND AMORTIZATION OF DEFERRED FINANCING COST

During April and May 2004, the Company sold to two institutional investors $5,000,000 stated amount of its Series A Preferred Stock and issued warrants to purchase 1,562,500 shares of common stock of which 781,250 warrants are exercisable at $1.76 per share and the other 781,250 warrants are exercisable at $2.00 per share. Such Series A Preferred Stock has mandatory redemption requirements and was recorded in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity". The dividends paid and accrued are charged to expense in the statements of operations. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,666 was recorded as additional expense and credited as additional equity in warrants outstanding in 2004. The deferred financing cost related to the placement of the Series A Preferred Stock is amortized over its term to maturity, which is four years. A total of $59,821 was expensed during the second quarter of 2005. Dividends amounting to $75,833 were paid in shares of common stock in the second quarter of 2005.

AMORTIZATION OF PREFERRED STOCK DISCOUNT

In accordance with APB Opinion 14 "Accounting for Convertible Debt" and "Debts Issued with Stock Purchase Warrants", the Series A Preferred Stock and the detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional equity in warrants outstanding. The fair value of the warrants was determined based on an independent valuation. Effectively, the Series A Preferred Stock was recorded at a discount of $939,713. This discount is amortized ratably over the term of the Series A Preferred Stock. As a result, $58,732 was expensed during the second quarter of 2005.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

OVERALL RESULTS

Total revenue for the six months ended June 30, 2005 increased 44% compared with the period ended June 30, 2004, from $38,018,000 in 2004 to $54,657,970 in 2005.
The increase in revenue was primarily the result of the organic growth of AGI and Airgate, in addition to the inclusion of the results of the acquisition in Singapore (AGI Singapore) and Miami (Paradigm), as well as our new operation in Los Angeles during 2004.

Revenue derived from the operations of AGI increased approximately 71% during the first half of 2005 as compared with the same period of 2004. The significant organic growth of AGI was the result of the following factors:

o     An increase in routed freight traffic from existing agency partners;

o Improvements in the agency network which enabled AGI to secure new freight business;

o The establishment of three additional branch offices in Chongqing, Tianjin and Futian, PRC in the Mainland China by Shenzhen Careship Transportation Limited, a subsidiary of AGI, during 2004. All of the operations of our former Yantian office were combined with the nearby Futian office. Their close proximity within the Shenzhen province warranted that combination; and

o     Expiration of textile quota in PRC, increase export from Mainland China.

The revenue of Airgate represented approximately 62% of our total revenue for the first half of 2005. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. In order to enter new markets in the Midwest, Airgate established a subsidiary in Chicago, Illinois in June 2002.

Revenue derived from the operation of Airgate increased approximately 15% during the first half of 2005 as compared with that of 2004. The increase is the result of the effort of Airgate staff and its Chicago operation maturing.

Total revenue derived from Paradigm International Inc., Paradigm Global Logistics and AGI Freight Singapore Pte Ltd. for the first half of 2005 amounted to approximately $4.96 million, which represents approximately 9.1% of the total revenue of the Company.

As compared with 2004, the cost of forwarding during first half of 2005 increased 45%, from $31,715,123 in 2004 to $46,120,548 in 2005. This increase in costs was primarily the result of the organic growth of AGI and Airgate, the acquisition in Singapore, Miami, Florida as well as our new operations in Los Angeles, California during late of 2004.

Gross profit margin for the six months ended June 30, 2005 and 2004 was slightly decreased from approximately 16.58% in 2004 and 15.62% in 2005. The decrease was due to (i) a disproportionate increase of airfreight export to non-U.S. markets which have a higher cost of forwarding and lower profit margin, (ii) the pricing strategy of airlines changed, as they did not offer the discounts as usual during the slack season in the second quarter because of higher fuel costs and tight flight schedules due to the reinstatement of the textile quota for exports from Mainland China by the U.S. and European Union on July 1, 2005, which caused air export sales to U.S. and Europe to increase sharply before June 30, 2005.

Despite the reduction in gross profit margin, overall gross profit (revenue minus cost of forwarding) for the first half of 2005 increased 35.5%, from $6,302,877 in 2004, to $8,537,422 in 2005 as a result of increase in trade volume.

Net income for the first half of 2005 increased approximately 699% from net loss of $63,458 in 2004, to net income of $380,320 in 2005. The increase in net income was due to an organic growth of the Company. Details of expense fluctuations will be discussed in the "Operating expenses" and "Non-operating expenses" respectively.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 39%, from $24,570,705 in first half of 2004 to $34,037,613 in the same period of 2005. Airfreight revenue for foreign operations (that includes AGI Group and AGI Singapore) was $14,250,862, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $23,966,807, and offsetting inter-company transactions totaled $4,180,056. The volumes of airfreight were improved in 2005 compared with 2004. The increase was primarily due to (i) an increase in routing orders from Asia to Europe as a result of new agents and customers in The Netherlands, Germany, United Kingdom and France who joined the Group during the fourth quarter of 2004; (ii) The operation of Airgate International Corp. (Chicago), which was established in June 2002, is becoming more and more mature; (iii) the acquisition of Paradigm on April 30, 2004 and its additional operations in Los Angeles, California that commenced in July 2004; and (iv) AGI Singapore joined the Group in the third quarter of 2004.

Costs for the airfreight forwarding operations during the first half of 2005 increased approximately 40%, from $20,016,847 in 2004 to $27,967,252 in 2005.
Airfreight cost attributable to foreign operations was $11,643,939, while airfreight cost attributable to domestic operations $20,502,612, and offsetting inter-company costs totaled $4,179,299. Airfreight cost increase in 2005 was due to the organic growth of the Company. Gross profit margin for the first half of 2005 as compared with 2004 was slightly decreased from approximately 18.53% in 2004 to approximately 17.83% in 2005. The decrease was due to the disproportionate increase of airfreight export to non-U.S. markets which have a higher cost of forwarding and lower profit margin and the pricing strategy of airlines changed with no discounts offered during the slack season in the second quarter. In spite of the reduction in gross profit margin, overall gross profits increased approximately 33% to $6,070,361 as a result of increase in trade volume.

Total segment overhead attributable to the airfreight operation increased approximately 27%, from $1,744,692 in the first half of 2004 to $2,207,922 in the same period of 2005, as a result of more resources being allocated to airfreight operations. Details regarding the increase in overhead expenses are discussed below under the section "Operating Expenses" and "Non Operating Income and Expenses."

Overall net segment income for the airfreight operation for the first half of 2005 increased approximately 37% from $2,809,166 in 2004 to $3,862,439 in 2005.
The increase in net segment income was mainly the result of the organic growth of AGI and Airgate as well as the inclusion of operating results of new subsidiaries during 2004.

SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 53% to $20,620,357 in the first half of 2005 from $13,447,295 in the same period of 2004. Sea freight revenue for foreign operations was $7,459,052, while sea freight revenue for domestic operations was $13,476,454, and offsetting inter-company transactions totaled $315,149. The increase in revenue for the first half of 2005, when compared with the same period of 2004, was due to (i) the contribution from the new branch offices of Shenzhen Careship in China; (ii) the increase in quantity of freight consolidation by Airgate Chicago; and (iii) our new European agent introducing additional customers into our network, which resulted in greater revenues from the European market since the fourth quarter of 2004.

Costs for the sea freight forwarding operation increased approximately 55%, from $11,698,276 in the first half of 2004 to $18,153,296 in the same period of 2005. Sea freight costs attributable to foreign operations was $6,207,041, while costs attributable to domestic operations was $12,262,161, and offsetting inter-company costs totaled $315,906. Gross profit margin decreased slightly from approximately from 13.01% in 2004 to 11.96% in 2005 due to our market penetration strategy in Shanghai and Chicago. Despite the reduction in gross profit margin, overall gross profits increased by approximately 41%, to $2,467,061 as a result of an increase in trade volume.

Total segment overhead attributable to the sea freight operation increased approximately 37%, from $848,759 in first half of 2004 to $1,162,075 in the same period of 2005. Overall net income for the sea freight operation increased 45%, from $900,260 in first quarter of 2004 to $1,304,986 for the same period in 2005. The increase in net segment income was mainly the result of the organic growth of AGI and Airgate as well as the inclusion of operating results of new subsidiaries during 2004.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by 29.6%, to $7,253,804 in first half of 2005 from $5,597,834 in the same period of 2004. The following are the factors that caused the increase in expenses:

Sales commission: Sales commission increased approximately 24.7% from $1,028,424 in the first half of 2004 to $1,282,707 in the same period of 2005. The increase was a result of increase in freight forwarding revenue during the first half of 2005.

Salaries and allowance: Salaries and allowance increased 39.2% from $3,224,270 for the period six months ended June 30, 2004 to $2,317,251 in 2004. This increase was the result of the addition of approximately 90 staff persons during the twelve months ended June 30, 2005 that was needed to keep pace with our growth.

STOCK-BASED COMPENSATION COST

Stock-based compensation cost: During the period from November 2003 to June 2005, the Company issued a total of 2,105,000 shares of its common stock to five employees, an independent sales representative and a business advisor. During the six months ended June 30, 2005, stock-based compensation cost decreased approximately 45%, from $286,396 for the first half of 2004 to $156,639 in the same period of 2005.
The decrease in compensation cost was primarily due to the cancellation of 850,000 and 200,000 restricted shares that were previously granted to a key employee and an independent sales representative respectively in the fourth quarter of 2004.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 21% from $370,401 in the first half of 2004 to $449,464 in the same period of 2005. The increase was mainly due to additional computer hardware and software purchased for the implementation of a new logistics system, office renovation at Airgate and the establishment of three additional branch offices in Chongqing, Tianjin and Futian in Mainland China by Shenzhen Careship Transportation Limited.

Amortization arises primarily from intangible customer relationship assets recorded in conjunction with the acquisitions of Airgate on April 30, 2002 and Paradigm on April 30, 2004. These intangible assets are amortized on a straight-line basis over a period of 5 years. During the six months ended June 30, 2005, the amortization expense attributable to this asset was $288,671, an increase of $1,781 as compared with the same period of 2004.

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

Interest and other income decreased from $149,602 in first half of 2004 to $76,825 in the same period of 2005. This was due to various miscellaneous handling charges received from third parties being reallocated to revenue in the first half of 2005 as compared with the same period of 2004.

INTEREST EXPENSE

Interest expense increased to $227,564 in the first half of 2005 from $211,867 in the same period of 2004. The increase in interest expense is primarily due to an increase in short-term working capital financing and the rise in interest rates during the first half of 2005 when compared with the same period of 2004.

PREFERRED STOCK DIVIDEND AND AMORTIZATION OF DEFERRED FINANCING COST

The Series A Preferred Stock and detachable stock warrants issued during April and May 2004 was recorded in accordance with Statement 150 "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" and EITF 98-5. According, a total of $272,809 was expensed during the six months ended June 30, 2005.

AMORTIZATION OF PREFERRED STOCK DISCOUNT

In accordance with APB Opinion 14 "Accounting for Convertible Debt" and "Debts Issued With Stock Purchase Warrants", the Series A Preferred Stock and the detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded in additional equity in warrants outstanding. The fair value of the warrants was determined based on an independent valuation. Effectively, the Series A Preferred Stock was recorded at a discount of $939,713. This discount is amortized ratably over the term of the Series A Preferred Stock. As a result, $117,464 was expensed during the six months ended June 30, 2005.

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

o The reinstatement of the textile quota by the U.S. and European Union for exports from Mainland China on July 1, 2005 may effect our operating results.

LIQUIDITY AND CAPITAL RESOURCES

We provided $292,562 and used in $2,313,945 of cash from operating activities for the six months ended June 30, 2005 and 2004, respectively. This increase was mainly attributable to (i) increase in the net income for the first half of 2005, when compared with the net loss for the same period of 2004, and (ii) increase in amount provided by the collection of other receivables.

Net cash used in investing activities was $620,084 and $603,522 for the six months ended June 30, 2005 and 2004, respectively. We used $243,257 to acquire plant and equipment to improve our office facilities and purchase computer hardware and software to implement a new logistics system. We received payment of a loan receivable in the amount of $1,290, and $15,552 from the disposal of property and equipment. We also received a $40,000 refund of a deposit for a potential equity investment and paid $433,669 as a deposit for a potential acquisition in Hong Kong.

Net cash provided by financing activities was $282,391 and $3,621,006 for the six months ended June 30, 2005 and 2004, respectively. We made principal payments under capital lease obligations of $35,944. In order to extend our banking facilities, an additional $1,205,224 was pledged to the banks as restricted cash deposits. Notes payable to the banks increased by $1,432,789 during the six months ended June 30, 2005, and we received the proceeds from short-term debt and exercise of stock option of $71,170 and $19,600 respectively.

Working capital was $6,605,526 (inclusive of restricted cash of $6.3 million) and $6,260,963 (inclusive of restricted cash of $5.1 million) as of June 30, 2005 and December 31, 2004 respectively. We believe that we will be able to rely on our cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following June 30, 2005. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs, if any.

We intend to continue our expansion plans through a mixture of organic growth and acquisitions. Future acquisitions will focus on companies that serve as freight forwarders in key markets or offer services (such as customs brokerage) that complement our existing services. We intend to achieve organic growth through the establishment of new branch offices in Latin America, joint ventures in the PRC and through a major marketing campaign in the European market with new agents and customers in The Netherlands, Germany, United Kingdom and France who joined the Group during the fourth quarter of 2004. In order to achieve this goal, we will be required to raise a certain amount of capital. To a certain extent, these activities will have a significant impact on both liquidity and capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We have entered into various contractual obligations, which may be summarized as follows:

                                                          PAYMENTS DUE BY PERIOD
                                      --------------------------------------------------------
CONTRACTUAL OBLIGATIONS     TOTAL      LESS THAN 1     1-3 YEARS   4 - 5 YEARS    THEREAFTER
                                          YEAR
                              $            $               $            $             $


Capital lease
  Obligations                157,762         68,790        88,972           --              --

Operating Leases           1,790,320        767,810     1,000,895       21,615              --

Cargo Space Commitments    2,563,387      2,563,387            --           --              --

Material Employment
Agreements                   249,500        249,500            --           --              --

We have capital lease obligations of $157,762 as of June 30, 2005, of which $68,790 is repayable within one year, and $88,972 is repayable after one year.

We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong, Mainland China and Singapore. The total outstanding lease commitments under non-cancelable operating leases are $1,790,320 as of June 30, 2005. As of June 30, 2005, the current portion of these commitments of $767,810 is payable within one year.

We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of June 30, 2005, the amount outstanding for such commitments to be entered into in 2005 was approximately $2.6 million.

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

As of June 30, 2005, our commercial commitments may be summarized as follows:


OTHER COMMERCIAL        TOTAL AMOUNTS AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
COMMITMENTS             COMMITTED
--------------------------------------------------------------------------------
                                      LESS THAN 1 YEAR               1-3 YEARS

Line of credit          $  2,500,000  $   2,500,000                $        --

Overdraft                  3,599,753      3,599,753                         --

Invoice Trust Receipt      2,012,442      2,012,442                         --

Guarantees by bank           728,990        728,990                         --

Payable - minority
shareholder                  148,270        148,270                         --

As of June 30, 2005, to finance our working capital, our available banking facilities were approximately $9,010,000 obtained from creditworthy commercial banks in Hong Kong and $2,500,000 from a bank in the U.S. As of that date, the total amount of bank credit facilities utilized was $8,112,195. This was made up of (i) $3,599,753 of overdrafts; (ii) $2,012,442 of invoice trust receipts and
(iii) $2,500,000 line of credit. In addition, there is $728,990 of bank guarantees for granting credit facilities to a subsidiary for airfreight payment. While these banks are not obligated to advance any further funds to us, we believe that absent any significant downtrend in business, these sources of credit will continue to be available to us.

OUTLOOK

As a result of the global economic growth , we believe the following factors may have a positive impact on our future results of operation and our financial conditions:

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

FOREIGN EXCHANGE RISK

The Company conducts business in many different countries and currencies. The Company's business often results in revenue billings issued in a country and currency, which differs from that where the expenses related to the service are incurred. This brings a market risk to the Company's earnings. Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical change in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. As one of the major subsidiaries uses the Hong Kong Dollar (HKD), which has been linked to the U.S. Dollar at a rate of HKD 7.80 to USD 1.00, as its functional currency, there has been no material change in the Company's foreign exchange risk exposure. However, if HKD was unlinked to the US Dollar, an average 10% weakening of the U.S. Dollar, throughout the period ended June 30, 2005, would have had the effect of raising operating income approximately $110,000. An average 10% strengthening of the U.S. Dollar, for the same period would have had the effect of reducing operating income by approximately $90,000. The Company currently does not utilize any the derivative financial instruments or hedging transactions to manage foreign currency risk.

INTEREST RATE RISK

The Company does not currently utilize derivative financial instruments to hedge against changes in interest rates. At June 30, 2005, the Company had cash and cash equivalents and restricted cash of $7.8 million and short-term borrowings of $8.1 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings. In management's view, there has been no material change in Company's market risk exposure between June 30, 2004 and June 30, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

The Registrant's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005, have concluded that, as of June 30, 2005 (the "Evaluation Date"), the Registrant's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Registrant that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company. However the Company wishes to report that in the matter of Grant Peck and Dean Sessions v. Pacific CMA, Inc., Messrs. Peck and Sessions currently each own 128,438 restricted shares in Pacific CMA, Inc. (the "Shares"). This action was commenced by Messrs. Peck and Sessions for declaratory judgment seeking a judicial determination of their right to sell the Shares pursuant to the exemption set forth in Section 4(1) of the Securities Act of 1933 (the "Act"). They contend they are neither issuers nor dealers under Section 4(1) of the Act. They further contend that they are not underwriters within the meaning of Section 4(1) because they have held their shares for more than 7 years. Messrs. Peck and Sessions have moved to amend their Complaint to include a claim for damages as a result of Pacific CMA, Inc.'s ("Pacific") refusal to register their shares.

Pacific is vigorously defending this action. This action is in the pretrial discovery stages with a settlement conference scheduled for late August. It is Pacific's position, inter alia, that Messrs. Peck and Sessions used a reverse merger transaction involving Pacific, originally a "blank check company," in order to circumvent the registration requirements of the Act and to conceal from investors the control over Pacific's issued and outstanding common stock eligible to be in the public float or owned by Messrs. Peck and Sessions. As a result of the unique creation of the issued and outstanding shares under common ownership of Messrs. Peck and Sessions, all of the outstanding shares of Pacific common stock prior to the reverse merger remain underwriters' shares under the Act. Pacific believes that for it to allow these shares to be treated under SEC Rule 144, such treatment would cause Pacific to violate the federal securities laws.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant held its annual meeting of stockholders on June 13, 2005. The results of that meeting were reported on in the Registrant's Form 8-K/A filed with the Securities and Exchange Commission (the "SEC") on June 21, 2005, amending a Form 8-K filed by the Registrant with the SEC on June 15, 2005.

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


                                      PACIFIC CMA, INC.


Date:  August 12, 2005                By:  /s/Alfred Lam
                                        ----------------------------------------
                                       Name:  Alfred Lam
                                       Title: Chairman of the Board of Directors
                                             (Principal Executive Officer)


Date:  August 12, 2005                By:  /s/Bill Stangland
                                        ----------------------------------------
                                       Name:  Bill Stangland
                                       Title: Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)