Form 10-Q
period 2005-09-30
PACIFIC CMA INC
filed 2005-11-14
CIK 1071775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 0-27653


                                PACIFIC CMA, INC.
          ------------------------------------------------------------
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

Common Stock Outstanding as of: November 1, 2005:    26,173,680 shares

                                PACIFIC CMA, INC.

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART I   FINANCIAL INFORMATION ................................................2

ITEM 1   FINANCIAL STATEMENTS .................................................2

         Condensed Consolidated Balance Sheets as of September 30, 2005
         (Unaudited) and December 31, 2004  ...................................2

         Condensed Consolidated  Statements of Operations for the Three
         and Nine Months Ended September 30, 2005 and 2004  (Unaudited) .......3

         Condensed  Consolidated  Statements of Cash Flows for the Nine
         Months Ended September 30, 2005 and 2004 (Unaudited) .................4

         Notes to Condensed Consolidated Financial Statements (Unaudited) .....5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ...................15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........37

ITEM 4.  CONTROLS AND PROCEDURES .............................................37

PART II. OTHER INFORMATION ...................................................38

ITEM 1.  LEGAL PROCEEDINGS ...................................................38

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .........38

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .....................................42

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................42

ITEM 5.  OTHER INFORMATION ...................................................42

ITEM 6.  EXHIBITS ............................................................42

SIGNATURES ...................................................................43

                               PACIFIC CMA, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of September 30, 2005
                   (Unaudited) and December 31, 2004 (Audited)





                                Pacific CMA, Inc.

                      Condensed Consolidated Balance Sheets
                    September 30, 2005 and December 31, 2004

Assets

                                                                           (Unaudited)
                                                                               2005            2004
                                                                           ------------    ------------
    Current Assets
        Cash and cash equivalents                                          $  3,138,453    $  1,538,146
        Restricted cash                                                       6,302,954       5,088,088
        Accounts and notes receivable, net of allowance for doubtful
          accounts; 2005 - $296,357; 2004 - $295,144                         16,537,395      13,480,831
        Other receivables                                                     2,708,246       2,876,398
        Deposits and prepaid expenses                                           452,084         447,809
        Current portion of loan receivable                                       17,600          17,600
        Deferred income taxes                                                    57,476          57,476
                                                                           ------------    ------------
               Total current assets                                          29,214,208      23,506,348
                                                                           ------------    ------------
    Property and Equipment, net of accumulated depreciation; 2005 -
       $893,386; 2004 - $735,309                                                799,326         619,753
                                                                           ------------    ------------
    Other Assets
        Goodwill                                                              3,148,669       2,740,508
        Intangible assets, net of accumulated amortization; 2005 -
          $1,968,126; 2004 - $1,528,894                                       1,117,797       1,357,814
        Deferred tax asset                                                      463,360         952,319
        Deferred financing costs on Series A preferred stock                    576,040         786,693
        Deferred financing costs on minimum borrowing and revolving note        518,279            --
        Investment deposit                                                      150,000       1,037,001
        Equity investment in affiliates                                       1,048,187         258,912
        Other                                                                    29,044          30,994
                                                                           ------------    ------------
                                                                              7,051,376       7,164,241
                                                                           ------------    ------------

                                                                           $ 37,064,910    $ 31,290,342
                                                                           ============    ============
Liabilities and Stockholders' Equity

    Current Liabilities
        Notes payable - bank                                               $  3,802,599    $  6,679,406
        Current maturities of capital lease obligations                          62,312          62,537
        Accounts payable                                                     11,077,233       9,357,362
        Accrued expenses and other                                            1,118,181         908,930
        Payable-minority shareholder                                            148,052          79,409
        Revolving Notes, net of discount; 2005 - $151,042; 2004 - $0          1,827,620            --
        Income taxes payable                                                    431,074         157,741
                                                                           ------------    ------------
               Total current liabilities                                     18,467,071      17,245,385
                                                                           ------------    ------------

    Capital Lease Obligations                                                    73,894          64,373
                                                                           ------------    ------------

    Minimum Borrowing Note, net of discount; 2005 - $352,327; 2004 - $0       3,647,673            --
                                                                           ------------    ------------

    Series A Preferred Stock, net of discount; 2005 - $2,993,751;
       2004 - $771,401                                                        1,756,249       4,228,599
                                                                           ------------    ------------

    Minority Interest                                                           163,502          92,248
                                                                           ------------    ------------
    Stockholders' Equity
        Common stock                                                          5,406,570       5,113,412
        Warrants outstanding                                                  1,551,403       1,073,653
        Additional paid-in capital                                            3,798,555       1,953,384
        Retained earnings                                                     3,282,493       2,760,947
        Accumulated other comprehensive income                                   16,723          24,174
        Unearned compensation cost                                           (1,099,223)     (1,265,833)
                                                                           ------------    ------------
               Total stockholders' equity                                    12,956,521       9,659,737
                                                                           ------------    ------------

                                                                           $ 37,064,910    $ 31,290,342
                                                                           ============    ============

See Notes to Condensed Consolidated Financial Statements                       2

                                Pacific CMA, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                           Three Months Ended              Nine Months Ended
                                              September 30                    September 30
                                         2005            2004            2005            2004
                                     ------------------------------------------------------------
Freight Forwarding Income            $ 33,945,901    $ 29,850,668    $ 88,603,871    $ 67,868,669
                                     ------------    ------------    ------------    ------------
Operating Expenses
    Cost of forwarding                (28,927,102)    (25,755,408)    (75,047,650)    (57,470,531)
    General and administrative         (3,961,562)     (3,418,383)    (11,215,366)     (9,016,218)
    Depreciation and amortization        (242,570)       (200,013)       (692,034)       (570,414)
    Stock-based compensation cost         (55,537)       (111,148)       (212,176)       (397,543)
                                     ------------    ------------    ------------    ------------

                                      (33,186,771)    (29,484,952)    (87,167,226)    (67,454,706)
                                     ------------    ------------    ------------    ------------

Operating Income                          759,130         365,716       1,436,645         413,963
                                     ------------    ------------    ------------    ------------
Other Income (Expense)
    Interest and other income              43,578          26,275         120,403         175,876
    Interest expense                     (157,314)        (71,766)       (384,878)       (234,427)
    Preferred stock dividend and
      amortization of deferred
      financing costs                    (165,275)       (172,587)       (438,084)       (384,454)
    Amortization of preferred
      stock discount                     (319,277)        (46,601)       (436,741)       (109,580)
    Minimum borrowing note and
      revolving note amortization
      of deferred financing costs         (28,461)           --           (28,461)           --
    Amortization  of minimum
      borrowing note and revolving
      note discount                       (27,642)           --           (27,642)           --
    Equity in income (loss) of
      affiliates                          (31,216)         17,440         (57,572)         (1,900)
                                     ------------    ------------    ------------    ------------
                                         (685,607)       (247,239)     (1,252,975)       (554,485)
                                     ------------    ------------    ------------    ------------

Income (Loss) Before Income Taxes          73,523         118,477         183,670        (140,522)

Benefit for Income Taxes                  (75,069)        (80,111)       (360,464)       (275,652)
                                     ------------    ------------    ------------    ------------

Income Before Minority Interest           148,592         198,588         544,134         135,130

Minority Interest                          (7,367)         (3,347)        (22,588)         (3,347)
                                     ------------    ------------    ------------    ------------


Net Income                           $    141,225    $    195,241    $    521,546    $    131,783
                                     ============    ============    ============    ============

Basic Earnings Per Share             $       0.01    $       0.01    $       0.02    $       0.01

Diluted Earnings Per Share           $       0.01    $       0.01    $       0.02    $       0.01



See Notes to Condensed Consolidated Financial Statements                       3

                                Pacific CMA, Inc.
                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                         2005           2004
                                                                     --------------------------
Operating Activities
   Net income                                                        $   521,546    $   131,783
   Items not requiring (providing) cash
       Amortization of preferred stock discount                          436,741        109,580
       Preferred stock dividend and amortization of deferred             243,335
       financing costs                                                   438,084
       Amortization of minimum borrowing note discount                    19,347           --
       Amortization of revolving note discount                             8,295           --
       Amortization of minimum borrowing note and revolving note
       deferred financing costs                                           28,461           --
       Depreciation and amortization                                     252,803        139,189
       Amortization of intangibles                                       439,231        431,225
       Gain on sale of property and equipment                             (7,111)        (6,701)
       Minority interest in income of subsidiaries                        22,588          3,347
       Common stock issued for services and employee compensation        212,176        397,543
       Share of loss of affiliates                                        57,572          1,900
       Provision for doubtful accounts                                    10,000         33,779
       Deferred income taxes                                            (609,540)      (205,258)
   Changes in
       Accounts receivable                                            (2,495,088)    (5,474,982)
       Accounts payable                                                  963,701      3,292,248
       Accrued expenses                                                  (26,300)        16,679
       Income taxes refundable/payable                                   253,804       (125,165)
       Other assets and liabilities                                      187,793     (1,857,252)
                                                                     -----------    -----------
           Net cash provided by (used in) operating activities           714,103     (2,868,750)
                                                                     -----------    -----------
Investing Activities
   Collection of loans receivable                                          1,950          1,960
   Purchase of property and equipment                                   (327,207)      (291,585)
   Acquisition of subsidiary                                            (536,030)        45,246
   Equity investment in Shanghai Air Cargo                                  --         (246,493)
   Proceeds from sale of property and equipment                           15,618         10,962
   Deposit refund from potential equity investment                        40,000           --
   Deposit paid for potential acquisition                                   --         (175,254)
                                                                     -----------    -----------
           Net cash used in investing activities                        (805,669)      (655,164)
                                                                     -----------    -----------
Financing Activities
   Net change in restricted cash                                      (1,214,867)       207,942
   Net change in notes payable - bank                                   (376,807)        30,636
   Principal payments under capital lease obligation                     (57,499)       (36,086)
   Principal payments on short-term debt                              (2,500,000)      (510,879)
   Proceeds from short-term debt                                          71,065           --
   Proceeds from other loan                                              184,995           --
   Issuance of common stock, net of issuance costs                          --           (3,000)
   Proceeds from issuance of Series A Preferred Stock and
   detachable stock warrants                                                --        5,000,000
   Proceeds from exercise of stock option                                 19,600           --
   Proceeds from minimum borrowing note and revolving note, net of
   financing cost                                                      5,577,488           --
   Principal payments of revolving note                                   (3,338)          --
   Advances - director, net                                                 --          (11,582)
                                                                     -----------    -----------
           Net cash provided by financing activities                   1,700,637      4,677,031
                                                                     -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                       1,609,071      1,153,117

Foreign Currency Exchange Difference                                      (8,764)       (23,179)

Cash and Cash Equivalents, Beginning of Period                         1,538,146        912,240
                                                                     -----------    -----------


Cash and Cash Equivalents, End of Period                             $ 3,138,453    $ 2,042,178
                                                                     ===========    ===========

Supplemental Cash Flow Information
   Cash paid for interest                                            $   384,878    $   234,427
   Cash paid for income taxes                                             44,390         69,663
   Cash refunded for income taxes                                         45,203         14,970
   Capital lease obligation incurred for equipment                        66,795        130,939

See Notes to Condensed Consolidated Financial Statements                       4

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


Note 1: Basis of Presentation

        The accompanying condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") as of September 30, 2005 and for the nine and three months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
        Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments that are in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

        The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

        The condensed consolidated statements of operations for the nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2004 included in the Company's Form 10-K filed on March 31, 2005.


Principles of Consolidation

        The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.



Note 2: Investment Deposit

        At September 30, 2005, the Company has on deposit $150,000 with a potential acquisition target in the United States. The Company has signed a letter of intent with the target. The estimated purchase price is $1,000,000 to $1,500,000.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


Note 3: Earnings Per Share

        The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

                                                 Three Months Ended September 30
                                             2005                               2004
                                                       Per-Share                          Per-Share
                                 Income     Shares      Amount      Income     Shares       Amount
----------------------------------------------------------------------------------------------------
Net Income                    $  141,225                         $  195,241

Basic EPS
  Income available to
    common stockholders          141,225   25,761,160   $ 0.01      195,241   25,825,590   $   0.01
                                                                              ==========   ========
  Stock options and
    warrants                                    2,339                            198,127
                                           ----------                         ----------

Diluted EPS
  Income available to

    common stockholders
    and assumed conversions   $  141,225   25,763,499   $ 0.01   $  195,241   26,023,717   $   0.01
                              ==========   ==========   ======   ==========   ==========   ========


        Common stock equivalents related to warrants and convertible preferred stock of 4,335,788 and 5,397,727, respectively, are not included in the calculation of diluted earnings per share for the three months ended September 30, 2005 because they have an anti-dilutive effect.

        Common stock equivalents related to stock options, warrants and convertible preferred stock of 200,000; 2,885,788 and 3,472,222, respectively, are not included in the calculation of diluted earnings per share for the three months ended September 30, 2004 because they have an anti-dilutive effect.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


Note 3:  Earnings Per Share (Continued)



                                                          Nine Months Ended September 30
                                               2005                                       2004
                                                          Per-Share                                  Per-Share
                                 Income       Shares        Amount         Income        Shares       Amount
-------------------------------------------------------------------------------------------------------------
Net Income (loss)            $   521,546                                 $   131,783

Basic EPS
  Income (loss) available
    to common stockholders       521,546    25,450,550   $        0.02       131,783    25,777,962   $   0.01
                                                         =============                               ========
  Stock options and
    warrants                                    35,149                                     244,367
                                            ----------                                 -----------

Diluted EPS
  Income available to
    common stockholders
    and assumed
    conversions              $   521,546   $25,485,699   $        0.02   $   131,783    26,022,329   $   0.01
                             ===========   ===========   =============   ===========   ===========   ========


        Common stock equivalents related to warrants and convertible preferred stock of 1,815,833 and 5,397,727, respectively, are not included in the calculation of diluted earnings per share for the nine months ended September 30, 2005 because they have an anti-dilutive effect.

        Common stock equivalents related to stock options, warrants and convertible preferred stock of 200,000, 2,885,788 and 3,472,222, respectively, are not included in the calculation of diluted earnings per share for the nine months ended September 30, 2004 because they have an anti-dilutive effect.



Note 4:  Common Stock and Preferred Stock

        As of September 30, 2005, the Company's authorized capital stock is comprised of 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. As of the same date, the Company's issued and outstanding capital stock is comprised of 25,973,681 shares of common stock and 4,750 shares of preferred stock.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


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

       The Series A Preferred Stock has 10,000,000 shares authorized and 5,000 shares issued with a stated value of $1,000 per share. The Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $1.44 per share (subject to certain adjustments) and pays a cumulative annual dividend equal to six (6%) percent of the stated value, which at the option of the Company, subject to certain conditions, may be paid in shares of Common Stock. The Series A Preferred Stock is mandatory redeemable four years from issuance. This preferred stock is non-voting.

       On August 4, 2005, the Company completed a financing transaction described in note 7 "Revolving Note and Minimum Borrowing Note". The Notes contain a conversion feature whereby the Notes can be converted to common stock. The conversion price of the first $3,750,000 is convertible at $0.88 per share and the balance is convertible at $1.05.
        Pursuant to the Certificate of Designation of Preferences Rights and Limitations of Series A Convertible Preferred Stock of the Company executed April 12, 2004, and the Common Stock Purchase Warrants issued to the purchasers of the Company's Series A Convertible Preferred Stock, the Set Price of the Series A Convertible Preferred Stock and the exercise price of the Purchases Warrants, has been adjusted to $0.88 per share accordingly. In accordance with EITF 00-27 and EITF 05-8, the intrinsic value of the additional beneficial conversion option of $2,659,091 was recorded as unamortized discount on the preferred stock and as additional stockholders' equity (warrants outstanding) of $1,595,455 and deferred income taxes of $1,063,636 on the date of conversion price resetting. The additional unamortized discount is amortized to expense using the effective interest method over the remaining life of the Series A Preferred Stock and the deferred tax liability is included in tax expense as the interest expense is recognized. As a result, $230,670 was expensed as amortization from the additional beneficial conversion for Series A Preferred Stock during the third quarter of 2005.

       On Aug 16, 2005, one of the institutional investor converted 250 shares of the Series A Preferred Stock into shares of Common Stock at a conversion price of $0.88 per share.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)

Preferred Stock (Continued)

        As the Series A Preferred Stock is mandatorily redeemable, it was recorded in accordance with Statement 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The relative fair value of the Series A Preferred Stock was recorded as a long-term liability and the dividends paid and accrued are included in interest expense. Additionally, the Series A Preferred Stock was issued with a beneficial conversion feature. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,666 was recorded as additional finance charges under the caption "Preferred Stock dividend and amortization of deferred financing costs" and credited to additional paid-in capital year ended December 31, 2004. Lastly, in accordance with Opinion 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the Series A Preferred Stock and detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional paid-in capital. The fair value of the warrants was determined based on an independent valuation. Effectively, the Series A Preferred Stock was recorded at an original discount of $939,713. This discount will be amortized ratably over the term of the Series A Preferred Stock. For the quarter and the nine months ended September 30, 2005, the Company recognized $88,607 and $206,071 respectively related to the amortization of the Series A Preferred Stock original discount.


2000 Stock Plan

        In June 2005, stock options of 200,000 shares were exercised to purchase the Company's common stock at an exercise price of $0.098. The proceeds of $19,600 received by the Company from exercises of stock options were credited to common stock.


Note 5: Pledge of Assets

        As of September 30, 2005 and December 31, 2004, the Group had pledged restricted cash deposits of $6,302,954 and $5,088,088, respectively.

Note 6: Notes Payable - Bank

        The Company has a $2,500,000 line of credit that accrues interest at the bank's prime rate plus 0.75% . The line is collateralized by a $1,000,000 certificate of deposit held by the Bank, substantially all the assets of Airgate and a personal guarantee of two directors of the Company. This certificate of deposit is recorded as restricted cash. The note requires the Company meet certain debt to equity ratios and other financial covenants. On August 4, 2005, this line of credit was terminated and repaid in full with the proceeds received from the Company's new financing..

        The Company has certain other banking facilities to finance its working capital. The facilities available totaled approximately $9,010,000. The facilities accrue interest at rates varying with the prime rate in Hong Kong, Hong Kong Interbank Offered Rate (HIBOR), or the cost of funds rate. As of September 30, 2005, these rates ranged between 3.35% - 8%. The facilities require annual renewals and are collateralized by personal guarantees of two directors and restricted cash of approximately $4,962,000. As of September 30, 2005 and December 31, 2004, amounts outstanding against these facilities were $3,802,599 and $4,179,406, respectively.

Note 7: Revolving Notes and Minimum Borrowing Notes

        Effective August 4, 2005, the Company completed a financing transaction with Laurus Master Fund, Ltd. ("Laurus") pursuant to the terms of a Security Agreement (the "Security Agreement"), dated as of July 29,2005, by and among the Company, certain of the Company's United States subsidiaries (the "Subsidiaries"), and Laurus (the "Financing"). Pursuant to the Security Agreement, the Company issued and sold to Laurus (i) a Secured Convertible Minimum Borrowing Note (the "Minimum Borrowing Note") in the principal amount of $4 million, which is convertible into shares of the Company's common stock, par value $.001 per share (the "Common Stock"), and (ii) a Secured Revolving Note (the "Revolving Note," and, together with the Minimum Borrowing Note, the "Notes"), which Notes are in the aggregate principal amount of $7.5 million. The Revolving Note also is convertible into shares of Common Stock. The Company also issued to Laurus a warrant (the "Warrant") to purchase, at any time prior to July 29, 2012, up to 1,500,000 shares of Common Stock at a purchase price of $1.00 per share, subject to adjustments. The issuance of the Notes and the Warrant were completed in a private placement pursuant to an exemption from registration under
        Section 4(2) of the Securities Act of 1933, as amended.

        The Notes are due on July 29, 2008 The interest rate on the Notes is equal to the greater of (i) six percent (6%), and (ii) the prime rate plus one percent (1)%. The interest rate may be adjusted downward depending on (i) whether the Company has registered the shares of Common Stock underlying the Minimum Borrowing Note, and the Warrant, and (ii) the price of the Common Stock.

        Amounts outstanding under the Minimum Borrowing Note and the Revolving Note will either be paid in cash at maturity or at Laurus' option, by converting such amounts into shares of the Common Stock from time to time.

        The maximum amount available under the Revolving Note and the Minimum Borrowing Note is equal to the lesser of (i) $7.5 million less any reserves required by Laurus; or (ii) 90% of the Eligible Accounts (as defined in the Security Agreement) less any reserves required by Laurus. If at any time the amount outstanding under the Revolving Note is equal to or greater than $500,000 and the amount outstanding under the Minimum Borrowing Note is less than $4 million, then the outstanding amount of the Revolving Note will be segregated until aggregate segregated amounts under the Revolving Note equals $4 million, at which time a new Minimum Borrowing Note in the same form of the initial Minimum Borrowing Note will be issued and the Revolving Note reduced correspondingly.

        The initial fixed conversion price of the Notes is $0.88 per share with respect to the first $3,750,000 of aggregate principal amount converted and $1.05 per share for any additional amount of principal converted and is subject to certain anti-dilution adjustments.

        As of September 30, 2005, the outstanding balance and the Revolving Notes and Minimum Borrowing Notes, net of discount, is $1,827,620 and $3,647,673 respectively.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)

Note 8:  Related Party Transactions

        As of September 30, 2005 and December 31, 2004, the Company had a payable to a minority shareholder of a subsidiary of $148,052 and $79,409, respectively. The payable accrues interest at 3% per annum, is unsecured and has no fixed payment terms.



Note 9: Segments of the Business


Business Segments

        The Company operates mainly in two business segments. Those segments are air forwarding and sea forwarding services. The accounting policies adopted by the Company for segment reporting are described in the summary of significant accounting policies in the Company's Form 10-K filed for the year ended December 31, 2004.

        The following table summarized the Company's operations for the three months ended September 30, 2005 and 2004 analyzed into air and sea forwarding services:

                              Air Forwarding                  Sea Forwarding                       Total
                          2005            2004            2005              2004            2005           2004
                      ----------------------------------------------------------------------------------------------
Revenue               $ 19,458,025    $ 17,684,483    $ 14,487,876      $ 12,166,185    $ 33,945,901    $ 29,850,668
Cost of forwarding     (15,982,683)    (15,271,525)    (12,944,419)      (28,927,102)    (25,755,408)
Depreciation and
   amortization           (139,531)       (126,202)        (52,031)          (47,597)       (191,562)       (173,799)
Interest expense           (41,353)        (28,022)         (4,917)           (8,350)        (46,270)        (36,372)
Other segment
   expenses
   attributable to
   segment                (831,043)       (618,523)       (667,586)         (636,105)     (1,498,629)     (1,254,628)
                      ------------    ------------    ------------      ------------    ------------    ------------

Segment income        $  2,463,415    $  1,640,211    $    818,923      $    990,250    $  3,282,338    $  2,630,461
                      ============    ============    ============      ============    ============    ============

Net other
   unallocated
   expenses                                                                               (3,133,745)     (2,431,873)

Minority interest                                                                             (7,368)         (3,347)
                                                                                        ------------    ------------

Net income                                                                              $    141,225    $    195,241
                                                                                        ============    ============

Goodwill              $  2,420,584    $  1,720,019    $    728,085      $  1,020,489    $  3,148,669    $  2,740,508
Intangible assets          861,682         935,241         256,115           566,908       1,117,797       1,502,149
Other assets            21,787,165      20,063,451      11,011,279         7,374,716      32,798,444      27,438,167
                      ------------    ------------    ------------      ------------    ------------    ------------

       Total assets   $ 25,069,431    $ 22,718,711    $ 11,995,479      $  8,962,113    $ 37,064,910    $ 31,680,824
                      ============    ============    ============      ============    ============    ============

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)




        The following table summarized the Company's operations for the nine months ended September 30, 2005 and 2004 analyzed into air and sea forwarding services:

                             Air Forwarding                   Sea Forwarding                     Total
                           2005           2004            2005            2004           2005             2004
                      ---------------------------------------------------------------------------------------------
Revenue               $ 53,495,638    $ 42,255,188    $ 35,108,233    $ 25,613,481    $ 88,603,871    $ 67,868,669
Cost of forwarding     (43,949,935)    (35,288,372)    (31,097,715)    (22,182,159)    (75,047,650)    (57,470,531)
Depreciation and
   amortization           (415,472)       (371,635)       (150,589)       (134,945)       (566,061)       (506,580)
Interest expense          (137,205)       (104,133)        (23,291)        (21,723)       (160,496)       (125,856)
Other segment
   expenses
   attributable to
   segment              (2,667,172)     (2,040,877)     (1,712,729)     (1,384,154)     (4,379,901)
                                                      ------------    ------------    ------------    ------------

Segment income        $  6,325,854    $  4,450,171    $  2,123,909    $  1,890,500    $  8,449,763    $  6,340,671
                      ============    ============    ============    ============    ============    ============
Net other
   unallocated
   expenses                                                                             (7,905,629)     (6,205,541)

Minority interest                                                                          (22,588)         (3,347)
                                                                                      ------------    ------------

Net income (loss)                                                                     $    521,546    $    131,783
                                                                                      ============    ============

Goodwill              $  2,420,584    $  1,720,019    $    728,085    $  1,020,489    $  3,148,669    $  2,740,508
Intangible assets          861,682         935,241         256,115         566,908       1,117,797       1,502,149
Other assets            21,787,165      20,063,451      11,011,279       7,374,716      32,798,444      27,438,167
                      ------------    ------------    ------------    ------------    ------------    ------------

       Total assets   $ 25,069,431    $ 22,718,711    $ 11,995,479    $  8,962,113    $ 37,064,910    $ 31,680,824
                      ============    ============    ============    ============    ============    ============


Geographical Segments

      The table below summarized the Group's revenue analyzed into geographical locations:

                        Three Months Ended          Nine Months Ended
                            September 30                September 30
                        2005          2004          2005          2004
                    -----------------------------------------------------
Revenue
    * IATA Area 1   $ 5,177,152   $ 5,472,086   $14,140,077   $10,366,288
    * IATA Area 2     9,222,784     8,187,565    21,882,617    17,447,185
    * IATA Area 3    19,545,965    16,191,017    52,581,177    40,055,196
                    -----------   -----------   -----------   -----------


       Total        $33,945,901   $29,850,668   $88,603,871   $67,868,669
                    ===========   ===========   ===========   ===========

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


                                 As of September 30, 2005         As of September 30, 2004
                                       Other Assets                    Other Assets
                    Trade      (Including       Total        Trade       (Including        Total
                  Receivables   Goodwill)      Assets      Receivables    Goodwill)       Assets
                 ---------------------------------------------------------------------------------
Assets
  *IATA Area 1   $ 9,091,098   $ 9,089,519   $18,180,617   $ 8,042,880   $ 9,869,891   $17,912,771
  *IATA Area 2     2,680,394          --       2,680,394     1,208,813          --       1,208,813
  *IATA Area 3     4,765,903    11,437,996    16,203,899     3,921,437     8,637,803    12,559,240
                 -----------   -----------   -----------   -----------   -----------   -----------

       Total     $16,537,395   $20,527,515   $37,064,910   $13,173,130   $18,507,694   $31,680,824
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



Note 10: Concentrations

        The Company had sales to a major customer (defined as a customer that sales to that customer represented 10% or more of total sales). Sales to this customer as a percentage of total sales is as follows:

                            Three Months Ended            Nine Months Ended
                                September 30                September 30
          Major Customer   2005           2004          2005          2004
        ------------------------------------------------------------------------

          A                 14%            15%           11%           14%

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


Note 11: Equity Investment in Affiliates

        Equity investment in affiliates relates to ownership of Shanghai Air Cargo Ground Handling Services Ltd. ("Shanghai Air Cargo"), Vantage Point Services Limited ("Vantage Point") and Careship International Transportation Ltd. ("Careship International") for 35%, 40% and 46.92%, respectively. Shanghai Air Cargo began operations in April 2004 and the interest in Vantage Point and Careship International was acquired by the Company in October 2004 and January 2005, respectively. Financial results of operations of the affiliates during the quarter and nine months ended September 30, 2005 are summarized below:


                            Three months ended                  Nine months ended
                            September 30, 2005                  September 30, 2005
                  Shanghai Air  Vantage    Careship     Shanghai Air  Vantage    Careship
                     Cargo       Point   International     Cargo       Point  International
                  ------------------------------------------------------------------------
Net Sales         $ 335,953   $ 127,006    $  68,968    $ 971,520   $ 500,339    $ 343,464
Cost of Sales       253,917     115,707       63,920      737,991     433,928      129,803
Gross Profit         82,040      11,298        5,048      233,529      66,410      213,661
Net Income
     (Loss)          15,059     (28,810)     (18,737)      45,495     (50,461)     (10,228)
Equity in
  Income (Loss)
  of Affiliates       5,271     (11,524)      (8,792)      15,923     (20,184)      (4,799)

        The Company invested $846,847 in its 46.92% interest in Careship International which amount was $792,453 in excess of the underlying equity in net assets of the investee. This excess was allocated to an intangible asset of $662,991 and the balance of $129,462 to goodwill. The intangible asset related to an exclusive right to do business granted to Careship International by the government of the Peoples Republic of China for a term of ten years. The intangible is being amortized over the term of the exclusive right. The amortization expense is reflected in the equity in income (loss) of affiliates and amounted to $16,171 and $48,512 for the quarter and nine months ended September 30, 2005 respectively. The goodwill is not amortized under Statement No. 142 but rather the investment is analyzed for impairment under the requirements of Opinion No. 18.

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

o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

o     Significant negative economic trends.

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their fair values. As of September 30, 2005, goodwill totaled approximately $3.15 million, other intangible assets amounted to approximately $1.12 million and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $799,326.

As required by SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are to be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives be amortized over their respective lives to their estimated residual value and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". During the period from 2002 to 2005, we acquired companies and recorded goodwill and intangibles associated with these acquisitions summarized as follows:

                                                  Goodwill               Intangible assets   Intangible assets
                         Name of Company         (recorded at the       (customer           (business license)
Date of Acquisition      Acquired                 time of acquisition)   relationships)
--------------------------------------------------------------------------------------------------------------
April 30, 2002           Airgate Int'l Corp.      $      2.68 million    $    2.86 million   $              --
April 1, 2004            Shanghai Air Cargo       $            36,493    $              --   $              --
                         Ground Handling
                         Services Ltd.
April 30, 2004           Paradigm Int'l Inc.      $            20,248    $          26,708   $              --
January 1, 2005          Careship                 $           245,485    $              --   $         662,991
                         International
                         Transportation Ltd.
July 1, 2005             WCL Global Logistics     $           408,160    $         199,214   $              --
                         Ltd

The acquisitions of Airgate International Corporation ("Airgate"), Paradigm International Inc. ("Paradigm") and WCL Global Logistics Ltd. ("WCL") were recorded using the purchase method of accounting in accordance with SFAS No.
141. We allocated the purchase price to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition. The results of operations of each company since the date of acquisition, and its financial condition as of each balance sheet date are reflected in our condensed consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

The acquisition of Shanghai Air Cargo Ground Handling Services Ltd. and Careship International Transportation Ltd. were recorded under the equity method of accounting in accordance with APB Opinion No. 18, "The Equity Method of
Accounting for Investments in Common Stock". As such the financial statements will show one line item on the balance sheet, Equity investment in affiliates and one line item on the income statement, Equity income in affiliates. Again, the purchase price was allocated to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition.

The intangible customer relationship assets of Airgate, and Paradigm are amortized over a period of 5 years while WCL is 8 years. The business license under Careship International Transportation Ltd are amortized over a period of
10.25 years. Goodwill acquired in business combinations is not amortized, but rather is tested annually for impairment in accordance with SFAS No. 142. An equity investment in an investee including any goodwill therein is tested for impairment under APB Opinion No. 18.

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

On April 30, 2002, the Company completed the acquisition of Airgate, a privately held New York based freight forwarder that was established in 1995. Airgate is a non-asset based logistics services company which primarily handles the air and ocean import shipments from the Far East and Southwest Asia to the U.S. Pacific CMA International, LLC, a Colorado limited liability company that is wholly owned by the Company, acquired 81% of the issued and outstanding common stock of Airgate. On July 29, 2005, Pacific CMA International, LLC increased its ownership from 81% to 99.11% in a pro rata rights offering of Airgate's common stock. In the offering, Airgate offered 2,025 newly issued shares of its common stock, at a price of $100 per share. Pacific CMA International, LLC purchased its pro-rata number of shares and the minority interest did not purchase any shares. As a result, Pacific CMA International, LLC ownership percentage increased.

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

At July 1, 2005, the Company acquired 51% of the outstanding stock of WCL Global Logistics Ltd. ("WCL"). WCL is a non-asset based logistics services company based in Hong Kong, which handles both air and ocean shipments all over the world.

The following discussion, concerning the results of operations, liquidity and capital resources of Pacific CMA, is based solely upon the business operations that are carried on by the Company's subsidiaries from January 1 to September 30, 2005 and the same period of 2004.

The following is a list of significant new developments occurring during the nine months ended September 30, 2005:

o Appointment of Mr. Kenneth Chik and Mr. Yu Chung Leung as independent members of the Board of Directors;

o Our operation team for the European Market is strengthened by hiring new personnel in Hong Kong;

o Acquisition of 46.92% of the outstanding common stock of Careship International Transportation Ltd to hasten our entry into the Mainland China Market;

o Acquisition of 51% of the outstanding common stock of WCL Global Logistics Ltd to strengthen our sales and customer base;

o     Increased ownership percentage of Airgate from 81% to 99.11%; and

o Completed a financing transaction with Laurus Master Fund, Ltd ("Laurus"), pursuant to which we obtained a $7.5 million credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

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

Total revenue for the three months ended September 30, 2005 increased approximately 14% as compared with the three months ended September 30, 2004, from $29,850,668 in 2004 to $33,945,901 in 2005. The increase in revenue was primarily the result of the organic growth of AGI, Shenzhen Careship and Airgate, in addition to the inclusion of the results of WCL Global Logistics Ltd
(WCL) after the acquisition in July 2005.

Revenue derived from the operations of AGI increased approximately 25% during the third quarter of 2005 as compared with the same period of 2004. The significant organic growth of AGI was the result of the following factors:

o An increase in the routed freight traffic from the existing agency partners;

o Improvements in the agency network which enabled AGI to secure new freight business;

o The establishment of three additional branch offices in Chongqing, Tianjin and Futian, PRC in the Mainland China by Shenzhen Careship Transportation Limited, a subsidiary of AGI, during 2004. All of the operations of our former Yantian office were combined with the nearby Futian office. Their close proximity within the Shenzhen province made that combination warranted; and

o The inclusion of the results of WCL Global Logistics Ltd (WCL) after the acquisition on July 1, 2005

The revenue of Airgate represented approximately 60% of our total revenue for the third quarter of 2005. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo.

Revenue derived from the operation of Airgate slightly decreased approximately 1% during the third quarter of 2005 when compared with the same period of 2004. The decrease is the result of the decrease in textile import from the Peoples Republic of China (PRC) due to the re-imposition of quotas by U.S and the European Union.

Total revenue derived from Paradigm International Inc., Paradigm Global Logistics and AGI Freight Singapore Pte Ltd. for the third quarter of 2005 amounted to approximately $3.64 million, which represents approximately 10.7% of total revenue of the Company.

When compared with 2004, the cost of forwarding during the third quarter of 2005 increased approximately 12%, from $25,755,408 in 2004 to $28,927,102 in 2005.
The increase in costs was primarily the result of the organic growth of AGI and Airgate, the acquisitions in Singapore, and Miami as well as our new operations in Los Angeles during late of 2004.

Gross profit margin for the three months ended September 30, 2005 and 2004 increased from 13.72% in 2004 to 14.78% in 2005. The increase was due to the growth of Shenzhen Careship which concentrates on export shipment from PRC with higher profit margin. It was also due the new business generated by some new salesmen of AGI Freight Singapore Pte Ltd.

Overall gross profit (revenue minus cost of forwarding) for the third quarter of 2005 increased by approximately 23%, from $4,095,260 in 2004, to $5,018,799 in 2005 as a result of the increase in trade volume.

The Operating Income increased approximately 108% while Net income for the third quarter of 2005 decreased approximately 28%, from $195,241 in 2004, to $141,225 in 2005. The decrease in net income was due to an increase in interest expenses and the expense for Preferred Stock beneficial conversion. Details of expense fluctuations will be discussed in the sections "Operating expenses" and "Non Operating Income and Expenses" respectively.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 10%, from $17,684,483 in the third quarter of 2004 to $19,458,025 in the same period of 2005. Airfreight revenue for foreign operations (that includes AGI Group and AGI Singapore) was $8,935,379, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $12,943,203, and offsetting inter-company transactions totaled $2,420,557 The volumes of airfreight improved in 2005 compared with 2004. The increase in volume was primarily due to (i) an increase in routing orders from Asia to Europe as a result of new customers and agents in the Netherlands, Germany, United Kingdom and France who joined the Group during the fourth quarter of 2004, (ii) The operation of Airgate International Corp. (Chicago), which was established in June 2002, is becoming more and more mature; (iii) the acquisition of Paradigm on April 30, 2004 and its additional operations in Los Angeles, California that commenced in July 2004; (iv) the acquisition of AGI Singapore in the third quarter of 2004; and (v) the acquisition of WCL Global Logistics Ltd in Hong Kong.

Costs for the airfreight forwarding operations increased approximately 5%, from $15,271,525 in the third quarter of 2004 to $15,982,683 in the same period of 2005. Airfreight cost attributable to foreign operations was $7,642,644, while airfreight cost attributable to domestic operations was $10,761,355, and offsetting inter-company costs totaled $2,421,316. Airfreight cost increase in 2005 was due to the organic growth of the Company. Gross profit margin for the third quarter of 2005 as compared with 2004 was increased from approximately 13.64% in 2004 to 17.86% in 2005. The increases were due to the improvement of gross margin for Non-US airfreight shipment and the new business generated by newly hired marketing staffs of AGI Singapore. Overall gross profits increased approximately 44% to $3,475,343 as a result of the increase in trade volume.

Total segment overhead attributable to the airfreight operation increased by approximately 31%, from $772,747 in the third quarter of 2004 to $1,011,927 in the same period of 2005, as a result of more resources being allocated to airfreight operations. Details regarding the increase in overhead expenses are discussed below under the section "Operating expenses" and "Non Operating Income and Expenses".

Overall net segment income for the airfreight operation for the third quarter of 2005 increased by approximately 50% from $1,640,211 in 2004 to $2,463,415 in 2005. The increase in net income was mainly the result of the organic growth of AGI and Airgate as well as the inclusion of operating results of new subsidiaries during 2004 and 2005.

SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 19% to $14,487,876 in the third quarter of 2005 from $12,166,185 in the same period of 2004. Sea freight revenue for foreign operations was $4,163,063, while sea freight revenue for domestic operations was $10,471,022, and offsetting inter-company transactions totaled $146,209. The increase in revenue for the third quarter of 2005, when compared with the same period of 2004, was due to (i) the contribution from the new branch offices of Shenzhen Careship in China; (ii) the increase in quantity of freight consolidation by Airgate Chicago; and (iii) our new agent in Europe introduced more customers into our network, which led to more revenue from the European market since the fourth quarter of 2004.

Costs for the sea freight forwarding operation increased approximately 23%, from $10,483,883 in the third quarter of 2004 to $12,944,419 in the same period of 2005. Sea freight costs attributable to foreign operations were $3,424,588, while costs attributable to domestic operations were $9,665,283, and offsetting inter-company costs totaled $145,452. The gross profit margin was decreased from approximately 13.83% in 2004 to 10.65% in 2005 due to our market penetration strategy in Shanghai and Chicago and the adverse effect from the re-imposition of the garment quota in July 2005. Overall gross profits decreased approximately 8%, to $1,543,457 as a result of reduce in gross profit margin.

Total segment overhead attributable to the sea freight operation increased approximately 5%, from $692,052 in the third quarter of 2004 to $724,534 in the same period of 2005. Overall net income for the sea freight operation for the third quarter of 2005 decreased approximately 17%, from $990,250 in 2004 to $818,923 in 2005. The decrease in net income was mainly the result of the lowering of gross profit margin.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately 15.9%, to $3,961,562 in the third quarter of 2005 from $3,418,383 in the same period of 2004. There was a significant increase in salaries and allowance in this quarter:-

Salaries and allowance: Salaries and allowance increased approximately 11% from $1,542,503 in 2004 to $1,707,514 in 2005. This increase was the result of the addition of approximately 90 staff persons during the twelve months ended September 30, 2005 which were needed to keep pace with our growth.

STOCK-BASED COMPENSATION COST

Stock-based compensation cost decreased approximately 50% from $111,148 in the third quarter of 2004 to $55,537 in the same period of 2005. The decrease in compensation cost was primarily due to the cancellation of 850,000 and 200,000 restricted shares that were previously granted to a key employee and an independent sales representative respectively in the fourth quarter of 2004. Details of the stock grant and cancellation are as follows:

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

In March 2004, we granted an employee 100,000 shares of common stock. The shares were registered with the SEC by filing a Form S-8 Registration Statement on March 29, 2004. The employee continued to provide services to the Company from January 1, 2004 through December 31, 2005. On September 11, 2004, this employee resigned as a director but agreed to continue to act as an independent consultant for British market development. Compensation cost is measured at the grant date based on the estimated fair value on the date of grant. The compensation cost is recognized as expense over the service period required under the agreement. The unearned portion of the compensation cost is recorded in equity as unearned compensation. Accordingly, $20,625 was recorded as expense in the third quarter of 2005.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 21% from $200,013 in the third quarter of 2004 to $242,570 in the same period of 2005. The increase was mainly due to additional computer hardware and software purchased for the implementation of a new logistics system and office renovation at Airgate and the establishment of three additional branch offices in Chongqing, Tianjin and Futian in Mainland China by Shenzhen Careship Transportation Limited. Amortization arises from an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002. The Company recorded this asset at the cost of $2,860,000 and is amortizing it on a straight-line basis over a period of five years. In each of the third quarter of 2005 and 2004, the amortization expense attributable to this asset was $143,000.

With the acquisition of Paradigm on April 30, 2004, we recorded an intangible customer relationship asset of $26,708. As with Airgate, the cost of the intangible customer relationship asset is being amortized on a straight-line basis over a period of five years. In each of the third quarter of 2005 and 2004, the amortization expenses attributable to this asset was $1,335.

With the acquisition of 46.92% of ownership of Careship International on January 1, 2005, the Company recorded an intangible asset of $662,991. The intangible asset represents the value of the license to operate international freight forwarding business in Mainland China. The Company obtained an independent valuation of the license. The independent valuator reported a value of approximately $1,400,000 for the license. The cost of the intangible asset of the business license is being amortized on a straight-line basis over its useful life of 10.25 years. In the third quarter of 2005, $16,170 was expensed as amortization and in accordance with the Equity Method of Accounting for Investments in Common Stock, the amount was included in the income statement in the line item, Equity in Income of Affiliates.

At July 1, 2005, the Company acquired 51% of the outstanding stock of WCL Global Logistics Ltd. With this transaction, we recorded an intangible customer relationship asset of $199,214. The intangible asset is being amortized on a straight-line basis over a period of eight years and amortization of $6,225 was expensed during the third quarter of 2005.

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

Interest and other income increased from $26,275 in the third quarter of 2004 to $43,578 in the same period of 2005. This was due to various miscellaneous handling charges received from third parties being reclassified from other income to revenue in 2005 as compared with 2004.

INTEREST EXPENSE

Interest expense increased to $157,314 in the third quarter of 2005 from $71,766 in the same period of 2004. The increase in interest expense is primarily due to an increase in short-term working capital financing and the rise in interest rates during the 2005. Moreover, the Company completed a financing transaction with Laurus Master Fund Ltd. on August 4, 2005. Interest expenses $72,528 was incurred during the third quarter of 2005 with respect to the financing transactions.

PREFERRED STOCK DIVIDEND AND AMORTIZATION OF DEFERRED FINANCING COST

During April and May 2004, the Company sold to two institutional investors $5,000,000 stated amount of its Series A Preferred Stock and issued warrants to purchase 1,562,500 shares of common stock at an exercise price of $1.76 and 781,250 shares at $2.00 per share. Such Series A Preferred Stock has mandatory redemption requirements and was recorded in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity". The dividends paid and accrued are charged to expense in the statements of operations. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,666 was recorded as additional expense and credited as additional equity in warrants outstanding in 2004. The deferred financing cost related to the placement of the Series A Preferred Stock is amortized over its term to maturity, which is four years. A total of $90,483 was expensed during the third quarter of 2005. Dividends amounting to $74,792 were paid in shares of common stock in the third quarter of 2005.

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

Moreover, on August 4, 2005, the Company completed a financing transaction and issued and sold to Laurus Master Fund, Ltd. ("Laurus"), an institutional investor, a Secured Convertible Minimum Borrowing Note for $4,000,000 and a Secured Revolving Note, which Notes are in the aggregate principal amount of $7,500,000. The maximum amount available under the Notes is limited to the lesser of $7,500,000 or a collateral calculation based on "Eligible Accounts Receivable" as defined in the agreement. The Notes accrue interest at the greater of 6% or the prime rate plus 1%. The Company is subject to interest rate reductions if it achieves certain financial goals. The Notes mature on July 29, 2008 and contain a conversion feature whereby the Notes can be converted to common stock. The conversion price of the first $3,750,000 is convertible at $0.88 per share and the balance is convertible at $1.05. Lastly, the Company also issued warrants to the holder of the Notes that allows the holder to purchase 1,500,000 shares of common stock at $1.00 per share. The warrants expire on July 29, 2012.

Based upon the above financing transaction executed on August 4, 2005 and pursuant to the Certificate of Designation of Preferences Rights and Limitations of Series A Convertible Preferred Stock of the Company executed April 12, 2004, and the Common Stock Purchase Warrants issued to the purchasers of the Company's Series A Convertible Preferred Stock, the Set Price of the Series A Convertible Preferred Stock and the exercise price of the Purchases Warrants, has been adjusted to $0.88 per share. In accordance with EITF 00-27 and EIFT 05-8, the intrinsic value of the additional beneficial conversion option of $2,659,091 was recorded as unamortized debt discount and $1,595,455 and $1,063,636 were credited as additional equity in warrants outstanding and the related deferred tax liability respectively on the date of the conversion price resetting. The additional unamortized discount is amortized to expense using the effective interest method over the remaining life of Series A Preferred Stock and the deferred tax liability is amortized to tax expense as the interest expense is recognized. As a result, a total of $319,277 was expensed as amortization discount on Series A Preferred Stock during the third quarter of 2005.

On August 16, 2005, one of the institutional investor converted 250 shares of the Series A Preferred Stock into shares of Common Stock at a conversion price of $0.88 per share. As a result, the Company has written off a pro-rata share of the unamortized debt discount for warrants, unamortized debt discount for additional beneficial conversion and unamortized deferred financing costs on the Series A Preferred Stock to expense of $31,216, $131,979 and $31,888 respectively on the date of conversion.

MINIMUM  BORROWING NOTE AND REVOLVING NOTE  AMORTIZATION  OF DEFERRED  FINANCING
COST

The relative fair value of the deferred finance costs attributable to the detachable stock warrants of $53,261 was debited to the additional equity in warrants outstanding and credited against the deferred financing cost. The deferred financing costs related to Minimum Borrowing Note and Revolving Note are amortized over its term to maturity, which is three years. A total of $28,461 was expensed during the third quarter of 2005.

AMORTIZATION OF MINIMUM BORROWING NOTE AND REVOLVING NOTE DISCOUNT

In accordance with APB Opinion 14 "Accounting for Convertible Debt" and "Debts Issued with Stock Purchase Warrants", the Minimum Borrowing Note, Revolving Note and the detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional equity in warrants outstanding. The fair value of the warrants was determined based on an internal valuation by the Company using Black Scholes Option Pricing Model with an amount of $531,011 being record. Effectively, the Minimum Borrowing Note and Revolving Note were recorded at a discount of $371,675 and $159,336 respectively. This discount is amortized ratably over the term of the Minimum Borrowing Note and Revolving Note which is three years. During the third quarter of 2005, $27,642 of this discount was amortized into expense.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

OVERALL RESULTS

Total revenue for the nine months ended September 30, 2005 increased 31% compared with the period ended September 30, 2004, from $67,868,669 in 2004 to $88,603,871 in 2005. The increase in revenue was primarily the result of the organic growth of AGI and Airgate, in addition to the inclusion of the results of the acquisition in Singapore (AGI Singapore) and Miami (Paradigm), as well as our new operation in Los Angeles during 2004.

Revenue derived from the operations of AGI increased approximately 50% during the first nine months of 2005 as compared with the same period of 2004. The significant organic growth of AGI was the result of the following factors:

o     An increase in routed freight traffic from existing agency partners;

o Improvements in the agency network which enabled AGI to secure new freight business;

o The establishment of three additional branch offices in Chongqing, Tianjin and Futian, PRC in the Mainland China by Shenzhen Careship Transportation Limited, a subsidiary of AGI, during 2004. All of the operations of our former Yantian office were combined with the nearby Futian office. Their close proximity within the Shenzhen province made that combination warranted; and

The revenue of Airgate represented approximately 61% of our total revenue for the first nine months of 2005. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo.

Revenue derived from the operation of Airgate increased approximately 8% during the first nine months of 2005 as compared with that of 2004. The increase is the result of the effort of Airgate staff and its Chicago operation maturing.

Total revenue derived from Paradigm International Inc., Paradigm Global Logistics and AGI Freight Singapore Pte Ltd. for the first nine months of 2005 amounted to approximately $8.60 million, which represents approximately 9.7% of total revenue of the Company.

As compared with 2004, the cost of forwarding during first nine months of 2005 increased 31%, from $57,470,531 in 2004 to $75,047,650 in 2005. This increase in costs was primarily the result of the organic growth of AGI and Airgate, the acquisition in Hong Kong, Singapore, Miami as well as our new operations in Los Angeles during late of 2004.

Gross profit margin for the nine months ended September 30, 2005 and 2004 remained stable, at 15.32% in 2004 and 15.30% in 2005.

Overall gross profit (revenue minus cost of forwarding) for the first nine months of 2005 increased 30.1%, from $10,398,138 in 2004, to $13,556,221 in 2005 as a result of the increase in trade volume.

Net income for the first nine months of 2005 increased approximately 296% from $131,783 in 2004, to $521,546 in 2005. The increase in net income was due to an organic growth of the Company. Details of expense fluctuations will be discussed in the "Operating expenses" and "Non-operating expenses" respectively.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 27%, from $42,255,188 in first nine months of 2004 to $53,495,638 in the same period of 2005. Airfreight revenue for foreign operations (that includes AGI Group and AGI Singapore) was $23,186,242, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $36,910,012, and offsetting inter-company transactions totaled $6,600,616. The volume of airfreight improved in 2005 compared with 2004. The increase was primarily due to (i) an increase in routing orders from Asia to Europe as a result of new customers and agents in The Netherlands, Germany, United Kingdom and France who joined the Group during the fourth quarter of 2004; (ii) the operation of Airgate International Corp. (Chicago), which was established in June 2002, is becoming more and more mature; (iii) the acquisition of Paradigm on April 30, 2004 and its additional operations in Los Angeles, California that commenced in July 2004; (iv) AGI Singapore joined the Group in the third quarter of 2004; and
(v) the acquisition of WCL Global Logistics Ltd in Hong Kong.

Costs for the airfreight forwarding operations during the first nine months of 2005 increased approximately 25%, from $35,288,372 in 2004 to $43,949,935 in
2005. Airfreight cost attributable to foreign operations was $19,286,583, while airfreight cost attributable to domestic operations $31,263,968, and offsetting inter-company costs totaled $6,600,616. Airfreight cost increase in 2005 was due to the organic growth of the Company. Gross profit margin for the first nine months of 2005 as compared with 2004 increased from approximately 16.48% in 2004 to approximately 17.84% in 2005. The increase was due to the improvement of profit margins for airfreight export to non-US market during the third quarter of 2005 and the introduction of new customers by the newly hired marketing staffs of AGI Singapore. As a result of the increase in trade volume, overall gross profits increased approximately 37% to $9,545,703.

Total segment overhead attributable to the airfreight operation increased approximately 28%, from $2,516,645 in the first nine months of 2004 to $3,219,849 in the same period of 2005, as a result of more resources being allocated to airfreight operations. Details regarding the increase in overhead expenses are discussed below under the section "Operating Expenses" and "Non Operating Income and Expenses."

Overall net segment income for the airfreight operation for the first nine months of 2005 increased approximately 42% from $4,450,171 in 2004 to $6,325,854 in 2005. The increase in net segment income was mainly the result of the organic growth of AGI and Airgate as well as the inclusion of operating results of new subsidiaries during 2004.

SEA  FREIGHT   OPERATION:   Revenue  from  sea  freight   operations   increased
approximately 37% to $35,108,233 in the first nine months of 2005 from $25,613,481 in the same period of 2004. Sea freight revenue for foreign operations $11,622,115, while sea freight revenue for domestic operations was $23,947,476, and offsetting inter-company transactions totaled $461,358. The increase in revenue for the first nine months of 2005, when compared with the same period of 2004, was due to (i) the contribution from the new branch offices of Shenzhen Careship in China; (ii) the increase in quantity of freight consolidation by Airgate Chicago; and (iii) our new agent in Europe introduced more customers into our network, that generated greater revenue from the European market since the fourth quarter of 2004.

Costs for the sea freight forwarding operation increased approximately 40%, from $22,182,159 in the first nine months of 2004 to $31,097,715 in the same period of 2005. Sea freight costs attributable to foreign operations was $9,631,629, while costs attributable to domestic operations was $21,927,444, and offsetting inter-company costs totaled $461,358. Gross profit margin slightly decreased from approximately from 13.39% in 2004 to 11.42% in 2005 due to our market penetration strategy in Shanghai and Chicago. Despite the reduction in gross profit margin, overall gross profits increased by approximately 17%, to $4,010,518 as a result of increase in trade volume.

Total segment overhead attributable to the sea freight operation increased approximately 22%, from $1,540,822 in first nine months of 2004 to $1,886,609 in the same period of 2005. Overall net income for the sea freight operation increased 12%, from $1,890,500 in first nine months of 2004 to $2,123,909 for the same period in 2005. The increase in net segment income was mainly the result of the organic growth of AGI and Airgate as well as the inclusion of operating results of new subsidiaries during 2004.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by 24.4%, to $11,215,366 in first nine months of 2005 from $9,016,218 in the same period of 2004. The following are the factors that caused the increase in expenses:

Sales commission: Sales commission increased approximately 18.8% from $1,592,749 in the first nine months of 2004 to $1,892,522 in the same period of 2005. The increase was a result of the increase in freight forwarding revenue during the first nine months of 2005.

Salaries and allowance: Salaries and allowance increased 27.8% from $3,859,754 for the period nine months ended September 30, 2004 to $4,931,984 in 2004. This increase was the result of the addition of approximately 90 staff persons during the nine months ended September 30, 2005 which were needed to keep pace with our growth.

STOCK-BASED COMPENSATION COST

Stock-based compensation cost: During the period from November 2003 to September 2005, the Company issued a total of 2,105,000 shares of its common stock to five employees, an independent sales representative and a business advisor. During the nine months ended September 30, 2005, stock-based compensation cost decreased approximately 47%, from $397,543 for the first nine months of 2004 to $212,176 in the same period of 2005.

The decrease in compensation cost was primarily due to the cancellation of 850,000 and 200,000 restricted shares that were previously granted to a key employee and an independent sales representative, respectively, in the fourth quarter of 2004.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 21% from $570,414 in the first nine months of 2004 to $692,034 in the same period of 2005. The increase was mainly due to additional computer hardware and software purchased for the implementation of a new logistics system, office renovation at Airgate and the establishment of three additional branch offices in Chongqing, Tianjin and Futian in Mainland China by Shenzhen Careship Transportation Limited.

Amortization arises from intangible customer relationship assets recorded in conjunction with the acquisitions of Airgate on April 30, 2002, Paradigm on April 30, 2004 and WCL Global Logistics Ltd on July 1, 2005. These intangible assets are amortized on a straight-line basis over a period of five to eight years. During the nine months ended September 30, 2005, the amortization expense attributable to this asset was $439,231, an increase of $8,008 as compared with the same period of 2004.
..
NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

Interest and other income decreased from $175,876 in first nine months of 2004 to $120,403 in the same period of 2005. This was due to various miscellaneous handling charges received from third parties being reallocated to revenue in the first nine months of 2005 as compared with the same period of 2004.

INTEREST EXPENSE

Interest expense increased to $384,878 in the first nine months of 2005 from $234,427 in the same period of 2004. The increase in interest expense was due to an increase in short-term working capital financing and the rise in interest rates during the first nine months of 2005 when compared with the same period of 2004. It was also due to the interest paid for the financing transaction with Laurus Master Fund Ltd in the third quarter of 2005.

PREFERRED STOCK DIVIDEND AND AMORTIZATION OF DEFERRED FINANCING COST

The Series A Preferred Stock and detachable stock warrants issued during April and May 2004 was recorded in accordance with Statement 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" and EITF 98-5. Accordingly, $209,405 of deferred financing costs and $228,679 of Preferred Stock Dividends were expensed during the nine months ended September 30, 2005.

AMORTIZATION OF PREFERRED STOCK DISCOUNT

In accordance with APB Opinion 14 "Accounting for Convertible Debt" and "Debts Issued With Stock Purchase Warrants", the Series A Preferred Stock and the detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded in additional equity in warrants outstanding. The Series A Preferred Stock was recorded at a discount of $2,993,751. This discount is amortized ratably over the term of the Series A Preferred Stock. $436,741 was expensed during the nine months ended September 30, 2005.

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

o The ability of the Company to develop and implement information systems to keep pace with the increasing complexity and growth of the Company's business

o The reimposition of textile quotas by the US and European Union for exports from Mainland China from July 2005 may effect our operation results.

LIQUIDITY AND CAPITAL RESOURCES

We provided $714,103 of cash from operating activities for the nine months ended September 30, 2005 and used cash of $2,868,750 in operating activities for the nine months ended September 30, 2004. This increase in the generation of cash was mainly attributable to (i) increase in the net income for the first nine months of 2005, when compared with the same period of 2004, and (ii) increase in amount provided by other receivables.

Net cash used in investing activities was $805,669 and $655,164 for the nine months ended September 30, 2005 and 2004, respectively. We used $327,207 to acquire plant and equipment to improve our office facilities and additional computer hardware and software are purchase to implement a new logistics system. We received payment of a loan receivable in the amount of $1,950, and $15,618 from the disposal of property and equipment. We also received $40,000 from the refund of the deposit for a potential equity investment and paid $536,030 for the acquisition of a subsidiary in Hong Kong.

Net cash provided by financing activities was $1,700,637 and $4,677,031 for the nine months ended September 30, 2005 and 2004, respectively. We made principal payments under capital lease obligations of $57,499. In order to extend our banking facilities, an additional $1,214,867 was pledged to the banks as restricted cash deposits. Notes payable to the banks decreased by $376,807 during the nine months ended September 30, 2005, and we received the proceeds from short-term debt and exercise of stock options of $71,065 and $19,600 respectively.

Working capital was $10,747,137 (inclusive of restricted cash of $6.3 million) and $6,260,963 (inclusive of restricted cash of $5.1 million) as of September 30, 2005 and December 31, 2004 respectively. We believe that we will be able to rely on cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following September 30, 2005. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs, if any.

We intend to continue our expansion plans through a mixture of organic growth and acquisitions. Future acquisitions will focus on companies that serve as freight forwarders in key markets or offer services (such as customs brokerage) that complement our existing services. We intend to achieve organic growth through the establishment of new branch offices in Latin America, joint ventures in the PRC and a major marketing campaign in the European market with new customers and agents in The Netherlands, Germany, United Kingdom and France who joined the Group during the fourth quarter of 2004. In order to achieve this goal, we will be required to raise a certain amount of capital. To a certain extent, these activities will have a significant impact on both liquidity and capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

We have entered into various contractual obligations, which may be summarized as follows:

                                                             PAYMENTS DUE BY PERIOD
                                            -------------------------------------------------------
                                            LESS THAN 1
CONTRACTUAL OBLIGATIONS          TOTAL         YEAR          1-3 YEARS    4 - 5 YEARS    THEREAFTER
--------------------------     ---------    -----------      ---------    -----------    ----------
                               $            $               $              $             $
                                 136,206         62,312         73,894
Capital lease Obligations                                                          --            --

Operating Leases               1,641,875        769,852        770,725        101,298            --

Cargo Space Commitments        6,082,051      6,082,051             --             --            --

Material Employment              124,750        124,750             --             --            --
Agreements

We have capital lease obligations of $136,206 as of September 30, 2005, of which $62,312 is repayable within one year, and $73,894 is repayable after one year.

We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong, Mainland China and Singapore. The total outstanding lease commitments under non-cancelable operating leases are $1,641,875 as of September 30, 2005. As of September 30, 2005, the current portion of these commitments of $769,852 is payable within one year.

We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of September 30, 2005, the amount outstanding for such commitments to be entered in 2005 was approximately $6.1 million.

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

As of September 30, 2005, our commercial commitments may be summarized as follows:


                                          TOTAL AMOUNTS
OTHER COMMERCIAL COMMITMENTS              COMMITTED             AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
----------------------------------------------------------------------------------------------------------
                                                                LESS THAN 1 YEAR                 1-3 YEARS

Overdraft                                 $   2,020,087         $      2,020,087                        --

Invoice Trust Receipt                         1,782,512                1,782,512                        --

Guarantees by bank                              741,860                  741,860                        --

Revolving Notes, net of discount of           1,827,620                1,827,620                        --
$151,042

Minimum Borrowing Notes, net of               3,647,673                       --                 3,647,673
discount of $352,327

Payable - minority shareholder                  311,554                  311,554                        --

As of September 30, 2005, to finance our working capital, our available banking facilities were approximately $9,010,000 obtained from creditworthy commercial banks in Hong Kong. As of that date, the total amount of bank credit facilities utilized was $4,544,865. This was made up of (i) $2,020,087 of overdrafts; (ii) $1,782,512 of invoice trust receipts and (iii) $741,860 of bank guarantees for granting credit facilities to a subsidiary for airfreight payment. Moreover, we have a borrowing facility with Laurus Master Fund Ltd, subject to certain requirements, the total available amount of the line of credit is $7.5 million. As of September 30, 2005, the total amount outstanding for the line of credit, net of discount is $5,475,293, which is comprised of $1,827,620 on the revolving note and $3,647,673 on the minimum borrowing note.

While the banks are not obligated to advance any further funds to us, we believe that absent any significant downtrend in business, these sources of credit will continue to be available to us.

OUTLOOK

As a result of the global economic growth, we believe the following factors may have a positive impact on our future results of operation and our financial conditions: Closer Economic Partnership

The Closer Economic Partnership Arrangement ("CEPA") that was signed on June 29, 2003, originally focused on stimulating and enhancing Hong Kong's economic recovery. In theory, CEPA significantly lowers the barriers for Hong Kong enterprises to tap the Mainland China market.

Under the CEPA, Hong Kong companies are permitted to set up wholly owned enterprises in Mainland China to provide logistics services and related consultancy services for ordinary road freight, and to engage in the management and operation of logistics services through electronic means. It permits freight forwarding agents to operate in Mainland China on a wholly owned basis a full two years ahead of China's WTO entrance timetable, and will permit such agents to enjoy national treatment in respect of the minimum registered capital requirement. In addition, it eliminates the import tariffs to Mainland China on a host of goods made in Hong Kong, allowing most Hong Kong companies to sell high value-added products across the border. In terms of economic benefits, the CEPA has good potential to open up many new business opportunities in Mainland China for Hong Kong. Although it is difficult to quantify the potential benefit we may realize from CEPA, through our Hong Kong-based AGI Logistics (HK) Ltd and Shenzhen Careship Transportation Limited, we believe we can enjoy "first mover" advantage, that is, we believe that our Hong Kong-based subsidiaries can benefit from CEPA because we have experience in doing business in, and we believe that we are knowledgeable in the PRC regulations and business practices. We believe that our existing offices in Hong Kong and Mainland China can also respond quicker than other U.S. freight forwarders to ongoing developments in China.

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

FOREIGN EXCHANGE RISK

The Company conducts business in many different countries and currencies. The Company's business often results in revenue billings issued in a country and currency, which differs from that where the expenses related to the service are incurred. This brings a market risk to the Company's earnings. Foreign exchange rates sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical change in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. As one of the major subsidiaries uses the Hong Kong Dollar (HKD), which has been linked to the U.S. Dollar at a rate of HKD7.80 to USD1.00, as its functional currency, there has been no material change in the Company's foreign exchange risk exposure. However, if HKD was unlinked to the US Dollar, an average 10% weakening of the U.S. Dollar, throughout the period ended September 30, 2005, would have had the effect of raising operating income approximately $157,000. An average 10% strengthening of the U.S. Dollar, for the same period would have had the effect of reducing operating income by approximately $128,000. The Company currently does not utilize any derivate financial instruments or hedging transactions to manage foreign currency risk.

INTEREST RATE RISK

The Company does not currently utilize derivative financial instruments to hedge against changes in interest rates. At September 30, 2005, the Company had cash and cash equivalents and restricted cash of $9.4 million and short-term borrowings of $5.6 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings. In management's view, there has been no material change in Company's market risk exposure between September 30, 2005 and September 30, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

The Registrant's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005, have concluded that, as of September 30, 2005 (the "Evaluation Date"), the Registrant's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Registrant that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company. However the Company wishes to report that in the matter of Grant Peck and Dean Sessions v. Pacific CMA, Inc., Messrs. Peck and Sessions currently each own 128,438 restricted shares in Pacific CMA, Inc. (the "Shares"). This action was commenced by Messrs. Peck and Sessions for declaratory judgment seeking a judicial determination of their right to sell the Shares pursuant to the exemption set forth in Section 4(1) of the Securities Act of 1933, as amended (the "Act"). They contend they are neither issuers nor dealers under Section 4(1) of the Act. They further contend that they are not underwriters within the meaning of
Section 4(1) because they have held their shares for more than 7 years. Messrs. Peck and Sessions have amended their Complaint to include a claim for damages as a result of the Company's refusal to honor their alleged right to sell their shares.

The Company is vigorously defending this action. This action is in the pretrial discovery stages. It is the Company's position, inter alia, that Messrs. Peck and Sessions used a reverse merger transaction involving the Company, originally a "blank check company," in order to circumvent the registration requirements of the Act and to conceal from investors the control over the Company's issued and outstanding common stock eligible to be in the public float or owned by Messrs. Peck and Sessions. As a result of the unique creation of the issued and outstanding shares under common ownership of Messrs. Peck and Sessions, all of the outstanding shares of the Company's common stock prior to the reverse merger remain "underwriters'" shares under the Act. The Company believes that for it to allow these shares to be treated under SEC Rule 144, such treatment would cause the Company to violate the federal securities laws.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2005, the Company completed a financing transaction with Laurus Master Fund Ltd. ("Laurus") and received from Laurus $5,982,000, less $324,500 due to Laurus for legal fees, transaction costs and expenses.

The financing was pursuant to, including among others, the following documents and instruments, dated as of July 29, 2005.

o Security Agreement among Laurus, the Company and its United States subsidiaries granting Laurus a first priority security interest on the Company's assets, including the capital stock of the subsidiaries to secure the Company's performance of notes issued by the Company to Laurus (described below).

o A Secured Convertible Minimum Borrowing Note (the "Min Secured Note") in the principal amount of $4,000,000.

o A Secured Revolving Note (the "Revolving Note") that, when aggregated with the Min Secured Note, provides for a maximum borrowing of $7,500,000.

o A Warrant issued to Laurus (the "Laurus Warrant") to purchase up to 1,500,000 shares of the Company's Common Stock at an exercise price of $1.00 per share for a seven-year period, expiring on July 29, 2012.

o     A Registration Rights Agreement between the Company and Laurus.

Laurus loaned an aggregate of $5,982,000 to the Company. The debt was evidenced by two separate notes. The Revolving Note in the maximum amount of $3,500,000, and $4,000,000 under the Min Secured Note. Laurus, at its option, may convert the outstanding principal amount of each of the Revolving Note and the Min Secured Note and any accrued interest and fees owing thereon at any time prior to maturity into shares of the Company's Common Stock, at a conversion price of $0.88 per share, as to the first $3,750,000 advanced to the Company under the Min Secured Note and at $1.05 per share as to the remaining balance of that note and the outstanding balance under the Revolving Note. The Company also issued to Laurus a warrant to purchase an aggregate of 1,500,000 shares of Common Stock at an exercise price of $1.00 per share. Laurus' ability to convert the Min Secured Note, any subsequent minimum borrowing note, or the Revolving Note and to exercise the Warrant is limited by the terms of such instruments to the extent that such exercise or conversion would result in Laurus beneficially owning more than 4.99% of the Company's then outstanding shares of Common Stock.

In the event that Laurus converts a portion of the "1st" Secured Convertible Minimum Borrowing Note and the outstanding principal balance of the Secured Revolving Note exceeds $500,000, then, to the extent available, an equivalent portion of the outstanding principal balance of the Secured Revolving Note shall be segregated for issuance pursuant to an additional Secured Convertible Minimum Borrowing Note which will not be issued until the segregated amount equals $4 million and the "1st" Secured Convertible Minimum Borrowing Note has been fully converted. If the Revolving Note is paid down or transferred to another Min Secured Note, the Company has the right to re-borrow funds under the Secured Note, subject to certain borrowing parameters and ultimately Laurus' discretion, as set forth in the Security Agreement.

The Min Secured Note and Revolving Note are hereafter collectively referred to as the "Notes."

Set forth below is only a summary of the Security Agreement, the Notes, the Laurus Warrant and the Registration Rights Agreement and is qualified by the relevant documents, filed as exhibits to the Company's Report on Form 8-K filed with the Commission on August 4, 2005. Copies of said documents are available from the Company on written request.

Note Maturity Date:        July 29, 2008.

Note Interest Rate:        Greater  of (a) 6% and (b) the  prime  rate,  plus 1%
                           (subject to reduction in certain circumstances, based
                           upon  increases  in the market  price (as defined) of
                           the   Company's   Common   Stock  in  excess  of  the
                           Conversion Price).

Funds Availability Under
 the Notes:                Maximum available is the lesser of $7,500,000, or 90%
                           of  Eligible  Accounts  (as  defined),   less  Laurus
                           required reserves.

Conversion Price
  of Notes:                At Laurus' option,  the first $3,750,000 of principal
                           amount is convertible at the price of $0.88 per share and any funds in excess of $3,750,000 in principal amount are convertible at a price of $1.05 per share.
                           Both conversion prices are subject to adjustments.

Adjustments to
 Conversion Price:         The Note conversion  prices are subject to adjustment
                           for reclassifications, stock splits, combinations, dividends and for certain future issuances pursuant to the following:

                           Formula Definitions

                           A = The total amount of shares  convertible  pursuant
                               to the Notes.

                           B = Actual shares sold in a subsequent offering.

                           C = The Conversion Price per share.

                           D = Offering Price in the subsequent offering.

                           Method of Calculation

                                   A + B
                           ---------------------
                           (A+B) + [(C-D) x B)/C]

Redemption/Prepayment:     The Company may elect to redeem the Min Secured  Note
                           by paying 120% of the outstanding principal amount, unpaid interest and all other sums due under the Notes. The Company may elect to prepay the Revolving
                           Note at any time by the payment of the outstanding principal amount, unpaid interest and all other sums due under the Revolving Note, plus an additional penalty of $200,000 if redeemed within twelve months of funding, $150,000 if redeemed during the period of time from twelve months and twenty-four months of funding; and $100,000 if redeemed during the period of time from twenty-four months of funding until the Maturity Date.

Events of Default:         Include but are not limited to (i) the failure of the
                           Company  to  pay  its  obligations  to  Laurus;  (ii)
                           material   breaches   of,  or  false  or   misleading
                           representations  or warranties by the Company in, its
                           Agreements  with  Laurus;  (iii) the  failure  of the
                           Company to pay its  obligations  to third  parties in
                           excess of  $250,000;  (iv)  attachments  or levies in
                           excess of  $100,000;  (v)  changes  in the  Company's
                           condition  or  affairs  reasonably  likely to, or its
                           subsidiaries,  have a material  adverse effect on the
                           Company  or  its   subsidiaries;   (vi)   bankruptcy,
                           insolvency, liquidations or reorganization events by or against the Company or its subsidiaries; and (vii) a "Change of Control" (as defined).

Change of Control:         Includes,  but is not  limited  to, (i) any person or
                           group of persons (other than certain defined persons)
                           beneficially   owning   35%  or  more  of  the   then
                           outstanding  voting  equity  of the  Company;  (ii) a
                           change of a majority  of the  current  members of the
                           Board of  Directors  of the  Company;  or  (iii)  the
                           Company   or  any  of   its   subsidiaries   merging,
                           consolidating or selling substantially all of its assets.

Default Penalties:         One (1%) percent per month additional interest and at
                           Laurus' option, a default payment of 120% of the principal outstanding amount of the Notes, together with unpaid interest and all other sums due under the Notes.

Damages for Failure to
 Meet Registration
 Deadlines or the
 Delisting of the Company's
 Common Stock:             If (i) the Registration Statement covering the shares
                           of our common stock issuable on conversion of the Min
                           Secured Note is not declared effective by on or about
                           November 2, 2005 or (ii) sales of our common stock cannot be made pursuant to the Registration Statement for more than (a) 30 days in a year or (b) 20 consecutive calendar days; or (iii) the Company's common stock is delisted or suspended from trading for five consecutive trading days (with a 30-day
                           "cure" period), then the Company shall pay Laurus for each such day a sum of money equal to one-thirtieth
                           (1/30th) of the original  principal amount of the Min
                           Secured Note, multiplied by 0.01.

                           Similar deadlines are applicable to the shares (1) underlying additional Min Secured Notes, (2) the Warrants, and (3) issuable upon adjustments to the Conversion Price of the Notes or the exercise price of the Warrants.

Maximum Number of Shares:  No  issuances  of Common  Stock that would  cause the holder to own more than 4.99% of our total common stock at any given time, or 19.99% of our common stock if certain stockholder approvals have not been obtained.

Right of First Refusal:    Right of first refusal for certain future  financings
                           of the Company.

The Laurus Warrant allows Laurus to purchase at any time prior to July 29, 2012, up to 1,500,000 shares of our common stock at an exercise price of $1.00 per share. The Laurus Warrant is subject to adjustment in certain events, such as dividends, subdivisions and combinations of shares of our capital stock and similar events.

The number of shares of our common stock issuable on exercise of the Notes and the number of shares of our common stock issuable upon exercise of the Laurus Warrants, are to be combined to calculate the maximum number of shares of our common stock issuable to Laurus to determine the foregoing 4.99% and 19.99% limitations discussed above.

Our Capital Stock For a complete description of our capital stock, see our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 31, 2004.

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

There is currently one series of preferred stock issued and outstanding: Series A Preferred Stock, with 10,000 shares being authorized and 4,750 shares being issued and outstanding, excluding 250 shares of Series A Preferred Stock that were converted into 284,091 shares of Common Stock on or about August 16, 2005.

We are authorized to issue up to 100,000,000 shares of Common Stock, $.001 par value per share, 26,173,680 of which are issued and outstanding as of November 1, 2005.

Among the features of our Series A Preferred Stock is the right to convert said shares into shares of the Company's Common Stock, initially, at a conversion price of $1.44 per share. As a result of the Company's transaction with Laurus, that conversion price was reduced to $0.88 per share pursuant to the anti-diluting provisions of our Series A Preferred Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         NOT APPLICABLE.

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


                                    PACIFIC CMA, INC.


Date:  November 14, 2005            By: /s/ Alfred Lam
                                       -----------------------------------------
                                       Name:  Alfred Lam
                                       Title: Chairman of the Board of Directors
                                             (Principal Executive Officer)


Date:  November 14, 2005            By: /s/ Bill Stangland
                                       -----------------------------------------
                                       Name:  Bill Stangland
                                       Title: Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)