Form 10-K
period 2005-12-31
PACIFIC CMA INC
filed 2006-03-31
CIK 1071775

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

                                       OR

      |_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-27653

                                PACIFIC CMA, INC.
                                -----------------
             (Exact name of Registrant as Specified in its Charter)

           Delaware                                              84-1475073
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

c/o Airgate International Corp.
153-04 Rockaway Blvd.
Jamaica, New York                                                11434
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

                                 (212) 247-0049
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes |_|

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act . Yes |_| No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

   Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes |_| No |X|

The aggregate market value of the common equity of the registrant held by non-affiliates as of March 15, 2006 was approximately $6,050,286, as computed by reference the price of the common stock as reported as last sold on the American Stock Exchange on such date. As of March 15, 2006, the number of issued and outstanding shares of common stock of the registrant was 27,043,578.

                                PACIFIC CMA, INC.

                                    FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 2005

Item Number in
Form 10-K                                                                   Page
---------                                                                   ----

                                     PART I

1.  Business...................................................................4
1A. Risk Factors..............................................................17
1B. Unresolved Staff Comments.................................................36
2.  Properties................................................................37
3.  Legal Proceedings.........................................................37
4.  Submission of Matters to a Vote of Security Holders.......................38

                                     PART II

5.  Market for Registrant's Common Equity and Related Stockholder
    Matters and Issuer Purchases of Equity Securities.........................38
6.  Selected Financial Data...................................................49
7.  Management's Discussion and Analysis of Financial Condition
    and Results of Operation..................................................51
7A. Quantitative and Qualitative Disclosure About Market Risk.................81
8.  Financial Statements and Supplementary Data...............................82
9.  Changes in and Disagreements With Accountants on Accounting
    and Financial Disclosure..................................................83
9A. Controls and Procedures...................................................83
9B. Other Information.........................................................84

                                    PART III

10. Directors and Executive Officers of the Registrant........................85
11. Executive Compensation....................................................88
12. Security Ownership of Certain Beneficial Owners and Management............90
13. Certain Relationships and Related Transactions............................92
14. Principal Accountant Fees and Services....................................93

                                     PART IV

15. Exhibits, Financial Statement Schedules...................................94

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

      As of December 31, 2005, we maintained approximately 233 cargo agents located in 182 countries and 77 cities serving major gateways worldwide.

      Our current business was formed from a base of two freight forwarders, AGI Logistics (HK) Ltd. and Airgate International Corp. ("Airgate") which were acquired in 2000 and 2002, respectively. Our business is managed from our principal support group offices in New York and Hong Kong.

      We are a Delaware corporation with our principal offices located at 153-04 Rockaway Boulevard, Jamaica, New York 11434, Tel. 718-949-9700 and Unit D, 11/F, Garment Centre, 576-586 Castle Peak Road, Cheung Sha Wan, Kowloon, Hong Kong, Tel. 011-852-2953-0288. Our websites are: www.pacificcma.com, www.agihk.com and www.airgatecorp.com. Information on our websites do not constitute part of this Annual Report.

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

      Agency offices are owned and operated by independent business owners who enter into agency agreements with us. These cargo agents, among other things:

      o Collect freight on behalf of us and send it to the United States and Hong Kong, as appropriate;
      o     Provide sales and marketing support;

      o Deal with break-bulk, (i.e., consolidation and deconsolidation) of various shipments, customs brokerage and clearance, local delivery services; and
      o Handle routing of orders from an overseas country to the United States, China and Hong Kong.

      We provide these agency offices with the following services, among others:

      o     Handling export cargo from the United States, China and Hong Kong;
      o Local pick up and transshipment via Hong Kong rail/sea/air terminals and from origins in the United States;
      o     Handling import cargo from overseas;
      o Deal with break-bulk, documentation, and customs brokerage and clearance; and
      o     Warehousing and storage.

      Our branch offices in Chicago, Shanghai, Futian, Chongqing, Tianjin, Hong Kong airport and Guangzhou are responsible for providing a number of services. Their primary function is to provide sales and customer service in a specified market or airport city. Branch offices utilize our billing and accounting software, which allows each branch office to transmit customer billing and account information to our administrative offices for billing to the customer. We also provide services through our subsidiaries in Miami (Paradigm International, Inc. and Singapore (AGI Freight Singapore Pte. Limited). Both of the foregoing subsidiaries are also non-asset based freight forwarders.

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

      We also charter aircraft when it is impossible to get extra or enough space from an airline and there is a risk that we will be unable to secure sufficient cargo to fill the aircraft. The time between our receiving an order and securing an airplane for charter and the actual flight date is very short and we have to make sure we can get enough business to fill up the charter aircraft. As a Boeing 747 can cost between $400,000 to $750,000 to charter between Hong Kong and any United States city, depending on the season, we do run a very substantial risk, but ultimately, it is our business skill in being able to predict the amount of business that we are likely to obtain for that week's flight that determines if we will pay for an aircraft or turn a profit. For charter flights, we are required to pay in full when signing the agreement.

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

      The three factors described above are the reasons that we believe we are different from other United States based freight forwarders.

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

      CHINA. We have branch offices in China, Chongqing, Tianjin, Futian, Guangzhou and Shanghai which are operated by one of our wholly owned Hong Kong subsidiaries. Also, we have invested in two affiliates which are incorporated in China. Other than the foregoing, we have no investments in China by way of joint venture or wholly foreign owned operations. We receive all payments for our services in Hong Kong.

      Under Chinese regulations, representative offices are not permitted to conduct direct business activities. They are permitted only to make business contacts and provide services on behalf of their main offices. Representative offices cannot enter into contracts or even receive payments on behalf of the head offices or any third parties.

      Accordingly, we believe our operations are not significantly effected by factors to which companies with significant operations in China may be subject.

GLOBAL AGENCY NETWORK

      The arrangements between our overseas agents and us are usually non-exclusive. Under these arrangements, the agents are not given any power to commit us in any way or any authority to enter into any contract on our behalf. The fees payable to these agents are usually determined by the requirements of the individual customer's order and the charges.

      We have approximately 233 overseas agents, many of whom have offices in cities such as London, Hamburg, Los Angles, Tokyo, Seoul, Taipei and Sydney. As a result, we are represented by more than one agent in many cities and do not generally need to rely on a single agent in any one city.

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

      One (1) client accounted for approximately 10% and 12% of our freight forwarding income for the years ended December 31, 2005 and 2004, respectively. Another client accounted for approximately 11% and 10% of our freight forwarding income for the years ended December 31, 2005 and 2004 , respectively. The loss of one or more of our major customers could have a material adverse effect on our freight forwarding income, business and prospects.

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

      Due to the volume of shipment we arrange, we are generally able to negotiate competitive pricing for air shipments. Generally, our prices are lower than the prices our customers could negotiate with commercial passenger and freight air carriers, since we buy in bulk from airlines and retail the space to individual customers.

IMPORT FREIGHT FORWARDING

      Import freight cargo includes leather, fabrics, watch components and chemical products. We handle an increasing number of shipments imported into the USA mainly through New York, Los Angeles and Chicago and in Hong Kong mainly destined for China.

      An import freight forwarding transaction usually commences when we receive a shipment advice from a customer, overseas agent or shipping agent detailing the quantity and nature of cargo shipped and the expected date of arrival. We promptly notify the consignee of the cargo of the relevant details and, depending on the consignee's instructions, arrange for customs brokerage and clearance and, if required, provide other services such as temporary storage, local delivery and distribution. In the United States, Hong Kong and China, we are able to provide local delivery of cargo by either using our own fleet of trucks or engaging subcontractors to provide the services.

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

      During our fiscal year ended December 31, 2005, we served more than 4,500 customers, of whom over 1,500 have maintained regular business dealings with us over the past year.

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

      The majority of our transactions are denominated in Hong Kong dollars or United States dollars. The risk due to exchange rate fluctuation is negligible so long as the Hong Kong dollar remains "pegged" to the United States dollar. Sales are made on credit, generally 30 days, or on a cash basis. We have a credit control policy, that our employees have been instructed to follow by checking or obtaining the credit reference of new customers, the credit records of our customers are reviewed by senior staff and a chief executive officer of the Company's respective subsidiaries must give his/her prior approval for orders in excess of a pre-determined amount. We, on the other hand, receive credit on a short-term basis, generally 30 days, from airlines and shipping lines and the settlement is usually on a cash basis. In the USA, we generally have to pay shipping lines immediately.

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

      We are subject to laws regulating the discharge of materials into the environment. Similar laws apply in many of the foreign jurisdictions in which we operate. Although our operations have not been significantly effected by environmental compliance issues in the past, we cannot predict the impact environmental regulations may have in the future. We do not anticipate making any material capital expenditures for environmental control purposes in the foreseeable future.

EMPLOYEES

      As of December 31, 2005, we had 238 employees, all of whom were employed on a full-time basis including 23 executives, 50 sales, 27 administrative persons, 123 clerical persons and 15 warehouse men. We are not a party to a collective bargaining agreement with our employees and we believe that our relationship with our employees is satisfactory.

DEVELOPMENTS DURING OUR FISCAL YEAR ENDED DECEMBER 31, 2005

      In January 2005, we acquired 46.92% of the outstanding stock of Careship International Transportation Ltd. ("Careship International"). Careship International is located in Shenzhen, China and is approved to operate international freight forwarding business by China's Ministry of Foreign Trade and Economic Cooperation.

      In July 2005, we acquired 51% of the outstanding stock of WCL Global Logistics Ltd. ("WCL"). WCL is a non-asset based logistics services company based in Hong Kong handling both air and ocean shipments worldwide.

      Pacific CMA International, LLC, a Colorado limited liability company (the "LLC") is wholly owned by the Company.

      The LLC now owns approximately ninety-nine (99%) percent of the issued and outstanding capital stock of Airgate after a rights offering by Airgate in July 2005.

      In July 2005, Airgate completed a rights offering to its two shareholders, the LLC and one other person, pursuant to which Airgate offered to its shareholders the right to purchase up to 25 shares of Airgate common stock for each share of Airgate common stock owned by each such shareholder as of June 10, 2005 (the "Rights Offering"). The LLC purchased 2,025 shares of Airgate common stock for a purchase price of $202,500 resulting in an increase of the LLC's ownership in Airgate from 81 shares to 2,106 shares of Airgate's common stock, thereby increasing its percentage ownership from 81% to approximately 99% of the issued and outstanding shares of Airgate common stock. Airgate's other shareholder did not purchase any of Airgate's shares in the rights offering.

      In August 2005, we completed a financing transaction with Laurus Master Fund Ltd. ("Laurus") and received from Laurus $5,982,000, less $324,500 due to Laurus for legal fees, transaction costs and expenses (the "Laurus Financing"). The Laurus Financing was pursuant to the following documents and instruments issued by us to or entered into by us with Laurus, (a) Security Agreement granting Laurus a first priority security interest in our assets, including the capital stock of our United States subsidiaries, to secure our performance of notes issued by us to Laurus; (b) Secured Convertible Minimum Borrowing Note (the "Min Secured Note") in the principal amount of $4,000,000; (c) Secured Revolving Note (the "Revolving Note") that, when aggregated with the Min Secured Note, provided for a maximum borrowing of $7,500,000; (d) Warrant issued to Laurus (the "Laurus Warrant") to purchase up to 1,500,000 shares of our Common Stock at an exercise price of $1.00 per share for a seven-year period, expiring on July 29, 2012; and (e) a Registration Rights Agreement.

      Laurus had the right, at its option, to convert the outstanding principal amount of the notes and any accrued interest and fees owing thereon at any time prior to maturity into shares of our Common Stock, at a conversion price of $0.88 per share, as to the first $3,750,000 advanced to us under the Min Secured Note and at $1.05 per share as to the remaining balance of that note and the outstanding balance under the Revolving Note. Laurus' ability to convert the Min Secured Note, any subsequent minimum borrowing note, or the Revolving Note and to exercise the Warrant was limited to the extent that such exercise or conversion could not result in Laurus beneficially owning more than 4.99% of our then outstanding shares of Common Stock.

      The agreements with Laurus provided that Laurus, in the event it converted a portion of the "1st" Secured Convertible Minimum Borrowing Note and the outstanding principal balance of the Secured Revolving Note exceeded $500,000, then, to the extent available, an equivalent portion of the outstanding principal balance of the Revolving Note was to be segregated for issuance pursuant to an additional Secured Convertible Minimum Borrowing Note which would not be issued until the segregated amount equals $4 million and the "1st" Secured Convertible Minimum Borrowing Note has been fully converted (the "Rollover Feature"). If the Revolving Note was paid down or transferred to another Min Secured Note, we had the right to re-borrow funds under the Secured Note, subject to certain borrowing parameters and ultimately Laurus' discretion, as set forth in the Security Agreement.

      As required by the Registration Rights Agreement, we filed a registration statement with the Commission for the shares of our Common Stock issuable upon conversion of our debt to Laurus and exercise of the Laurus warrant. During the Commission's comment process for that registration statement, it appeared that the Commission would not declare the registration statement effective. We believe that the Rollover Feature of the Laurus Financing was viewed as an impermissible continuation of a private offering while in registration. As a result, we filed an application to withdraw the registration statement with the Commission. Our agreements with Laurus contained monetary penalty provisions against us, if among other things, that the registration statement did not become effective by a date certain that has now passed. However, Laurus has waived such penalties. We intend to restructure the transaction with Laurus to remove any objections that the Commission may have and file a new registration statement.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of the of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. Such statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "should," "would," "could," and "may." In addition, we may from time to time make such written or oral "forward-looking statements" in future filings with the Securities and Exchange Commission (the "Commission" or "SEC") (including exhibits thereto), in our reports to stockholders, and in other communications made by or with our approval. These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described below under "Risk Factors" and elsewhere in this Form 10-K.

ITEM 1.A. RISK FACTORS

      You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely effect our business, financial condition, results of operations, or cash flows. In any case, the value of our common stock could decline. To the extent any of the information contained in this Annual Report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows. See also, "A Note About Forward-Looking Statements."

CERTAIN RISKS RELATED TO OPERATING AN INVESTMENT BUSINESS PARTICULARLY IN HONG KONG AND THE PEOPLES REPUBLIC OF CHINA ("CHINA")

We are subject to international economic and political risks, over which we have little or no control.

      A significant portion of our business is providing services between continents, particularly between North America and Asia. Further, our main operating subsidiary, AGI Logistics (HK) Ltd., conducts operations in the Far East, including China and Hong Kong. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and other unforeseeable risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practice in time to avoid the adverse effect of any of these changes. The dramatic increases in oil prices in recent years has led to similar fuel price increases including aviation fuel. This upward trend in oil and fuel prices has caused global concerns that inflation could be triggered. Airlines have tried to pass their increasing fuel costs onto their customers. We, in turn, customarily pass such increases on to our shippers and consignees, increasing their shipping costs, resulting in a reduction of our customers' shipping incentive and increasing our rate of order cancellation. In early 2005, the World Health Organization received reports of the deadly H5N1 Avian influenza virus being found in various countries around the world and, in early 2006, there have been reported cases of human infection with the H5N1 Avian influenza virus. With the threat that the deadly H5N1 virus can be carried by migratory birds and could spread globally, international trade will be adversely effected if there is an outbreak among humans. Our operations will be adversely effected by the increasing oil price and a human Avian influenza outbreak.

We may be unable to adapt to the challenges posed by competing in a changing international environment.

      Doing business outside the United States subjects us to various challenges that are described above.. We have no control over most of these challenges and may be unable to anticipate and/or adapt to changes in international economic and political conditions and, therefore, may be unable to avoid the adverse effect of any of these changes.

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

Fluctuations in exchange rates could adversely effect our results of operations and financial condition.

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

If the United States imposes trade sanctions on China due to its current currency policies, our business operation could be materially and adversely effected.

Over the past few years, China has "pegged" its currency to the United States dollar. This means that each unit of Chinese currency has had a set ratio for which it may be exchanged for United State currency, as opposed to having a floating value like other countries' currencies. This policy has been under review by policy makers in the United States. Trade groups in the United State have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving exporters an unfair advantage and making its imports expensive. Congress has been considering the enactment of legislation, with the view of imposing new tariffs on Chinese imports. Following increasing pressure for China to change its currency policies, in 2005, the People's Bank of China announced its decision to strengthen the exchange rate of the Chinese currency to the U.S. Dollar, reevaluating the Chinese currency to 2.1% and to introduce a "managed floating exchange rate regime." Since that time, the exchange rate of the Chinese currency has been allowed to float against a basket of currencies, although the daily trading price of the U.S. Dollar against the Chinese currency in the interbank foreign exchange market can float only within a range of 0.3 percent around the central parity published by the People's Bank of China.

It is difficult to anticipate the reaction of the Congress to reform. If Congress deems that China is still gaining a trade advantage from its exchange currency policy, and an additional tariff is imposed, it is possible that China based companies will no longer maintain significant price advantages over foreign companies, including the United States, on their goods and services. If the United States or other countries enact laws to penalize China for its currency policies, our business would be materially and adversely effected by a resulting slowdown in shipments from China to the U.S.

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

      Our business, as is true generally in the freight forwarding industry, is seasonal; the first quarter of the calendar year has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. Unusually, the Company has incurred an operating loss in the fourth quarter of 2005 which was mainly due to the increase in cost of forwarding with airlines related to the collection of surcharges for security and advance cargo manifests, as well as a sharp increase in fuel prices. Additionally, during the peak season, the transportation costs suddenly increased sharply due to unexpected higher demand. Since we did not have sufficient time to inform our customers of the increase in our rates, consequently, the increase in costs could not be passed on to our customers. This increase was unexpected and we believe that it will be unlikely to repeat itself. Also, significant portions of our revenues are derived from customers in industries such as apparel and hair product industries, whose shipping patterns are tied closely to consumer demand. To the extent that the principal industries we serve experience cyclical fluctuations, our operating results will be effected by such fluctuations.

      Other than the reason as stated above, there was a significant increase in some of our general and administrative expenses in the fourth quarter of 2005 when compared with the third quarter of 2005. Salaries and allowances and staff benefits increased by $490,000 and $42,000, respectively. These increases were mainly due to the increase in the number of staff during the fourth quarter after the acquisition of the subsidiaries, WCL and AIO during the second half of the year, the year end bonuses paid in December 2005 and other benefits that were included in the fourth quarter of 2005. The Company also made an additional provision for bad debts of $104,000 at year end.

No ongoing contractual relationship with our customers.

      We have a very broad and varied customer base. In our fiscal year ended December 31, 2005 ("Fiscal 2005"), we transacted business with more than 2,500 customers. However, our customers wish to remain flexible in choosing freight forwarders and prefer to avoid contractual commitments so that they are able to select and to change forwarders at any time on the basis of competitive rates and quality of service. Therefore, we render freight forwarding services to our customers on a transaction by transaction basis, rather than under the terms of any type of on-going contractual relationship. We have one customer that increased its business with us during our three fiscal years ended December 31, 2005, 2004 and 2003 by moving some of its cargo from another agent to us. In Fiscal 2005, Fiscal 2004 and Fiscal 2003, this customer represented approximately 10%, 12% and 14%, respectively, of our total revenue, but we still only handle part of the business of this customer. There is no guarantee that we will retain this customer's business.

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

      One client accounted for approximately 10%, 12% and 14% of our freight forwarding income for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. Another client accounted for approximately 11% and 10% of our freight forwarding income for Fiscal 2005 and Fiscal 2004, respectively. The loss of one or more of our major customers could have a material adverse effect on our freight forwarding income, business and prospects.

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

      Although our current operations have not been significantly effected by compliance with current United States and foreign governmental regulations, we cannot predict what impact future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating authorities.

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

RISKS RELATING TO US AND OUR SECURITIES

We incur increased costs as a result of being a public company, which may divert management attention from our business and impair our financial results.

      As a public company, we have and will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the American Stock Exchange, has required changes in corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We expect these new rules and regulations to make it more difficult and more expensive for us to obtain directors' and officers' liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (a) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (b) a statement identifying the framework used by management's to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (c) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal controls over financial reporting is effective, and (d) a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal control over financial reporting. Although we have been complying with the requirements encompassed by sub-paragraphs (a) and (c), effective at the end of 2007, we will also be required to comply with subparagraphs (b) and (d).

      To assure continued compliance with Section 404 within the prescribed period, we engage in a process to document and evaluate our internal controls over financial reporting, which is both costly and challenging. In this regard, we have and will need to dedicate internal resources, engage outside consultants and use a detailed work plan to (a) assess and document the adequacy of internal control over financial reporting, (b) take steps to improve control processes where appropriate, (c) validate through testing that controls are functioning as documented, and (d) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm's, conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed.

During the audit of our 2005 financial statements, our independent registered public accounting firm identified weaknesses in our internal controls over financial reporting, including, but not limited to, the following:

      o     an insufficient review of our allowances for doubtful accounts;
      o insufficiently documented secondary reviews and approvals of journal entries; and
      o our CFO not being actively involved in the detailed financial aspects of our business.

The existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. In addition, we may in the future identify other material weaknesses or significant deficiencies in our internal controls over financial reporting that have not been discovered to date.

If we are unable to remediate all material weaknesses in sufficient time to permit testing of our documentation and remediation efforts relating to these material weaknesses, our auditors may disclaim an opinion or issue an adverse opinion on the operating effectiveness of our internal controls over financial reporting or an management's assessment of their effectiveness, when Section 404 of the Sarbanes Oxley Act of 2002 becomes applicable to us in 2007. A disclaimer or an adverse opinion on our internal controls could materially impair the value of our common stock.

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

Control by Alfred Lam; Potential Conflict of Interests.

      Alfred Lam, our Chairman of the Board, Director and Treasurer, as a practical matter, is able to nominate and cause the election of all the members of our Board of Directors, control the appointment of our officers and our day-to-day affairs and management of our Company. Mr. Lam beneficially owns approximately 66% of our issued and outstanding voting securities. As a consequence, Mr. Lam can have the Company managed in a manner that would be in his own interests and not in the interests of the other stockholders of the Company.

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

      We have issued warrants to certain stockholders in connection with private placement offerings of our securities during our past three fiscal years. In accordance with the respective terms of our A Preferred Stock, Convertible Debt issued to Laurus, warrants and any options granted and that may be granted under our stock option plan or to future investors, the holders are given an opportunity to profit from a rise in the market price of our common stock, with a resulting dilution in the interests of the other stockholders. The terms on which we may obtain additional financing during the exercise periods of any outstanding conversion rights, warrants and options may be adversely effected by the existence of such conversion rights, warrants and options. The holders of conversion rights, options or warrants may exercise such conversion rights, options or warrants to purchase our common stock at a time when we might be able to obtain additional capital through offerings of securities on terms more favorable than those provided by such conversion rights, options or warrants. In addition, the investors in the foregoing private securities offerings have demand and "piggyback" registration rights with respect to their securities. Also, certain stockholders that we entered into settlement agreements with provide for certain registration rights. Except for the registration rights granted to Laurus, to date we have complied with such registration rights and as to Laurus, we intend to comply with their registration rights that we may agree to in the future, Laurus having waived penalties for not meeting the registration statement deadlines for effectiveness of the registration statement relating to the Laurus Financing. Continuing compliance with such registration rights may involve substantial expense.

We have sold shares below the then current market price and warrants with a lower exercise price than the current market price.

      In late 2003, in a private offering, we sold 1,242,240 shares of our common stock at $1.61 per share, a discount of approximately 25% below the twenty day average closing price for shares of our common stock on the Over The Counter Bulletin Board and to issue warrants without additional consideration to purchase 1,007,455 shares of our common stock exercisable at prices ranging from $0.80 per share to $2.17 per share. In April and May 2004, in private offerings with two institutional investors, we sold $5,000,000 in aggregate amount of our A Preferred Stock. Each such share of A Preferred Stock has a stated value of $1,000 per share and was initially convertible into shares of our common stock at $1.44 per share, a discount of approximately 10% below the AMEX reported closing market price for our common stock on April 8, 2004 of $1.61 per share.

      Additionally, we issued warrants, without additional consideration to the two institutional investors and placement agents to purchase up to approximately 1,778,333 shares of our common stock, one-half of such warrants being initially exercisable at $1.76 per share and the remaining one-half initially at $2.00 per share.

      As a result of our financing transaction with Laurus in August of 2005, certain provisions in our agreements with the two institutional investors required us to reduce the conversion prices of our A Preferred Stock and the exercise prices of the Warrants issued to the two institutional investors to $0.88 per share. This reduction effectively increased the approximate 10% discount below the AMEX reported closing market price on April 8, 2004, to approximately 55%.

      The sale of securities pursuant to these private offerings and any future sales of our securities will dilute the percentage equity ownership of then existing owners of the shares of our common stock and may have a dilutive effect on the market price for our outstanding shares of common stock.

      As of March 15, 2006, we had 27,043,578 shares of our common stock issued and outstanding, with 200,000 shares to be cancelled. Of those 27,043,578 shares, approximately 6,365,986 shares of our common stock are freely tradable. The foregoing 6,365,986 shares does not give effect to the exercise of any of the conversion rights of the holders of our A Preferred Stock and Laurus in the future, the issuance of shares to them in the future in payment of their dividend rights and interest, or the exercise of our issued and outstanding warrants and options, including the warrants held by the private investors, as the case may be. Through March 1, 2006, 90,233 dividend shares have been issued. Also, that number does not include approximately 407,653 shares that were outstanding prior to our acquisition of AGI Logistics (HK) Ltd. that we believe are restricted as to resale pursuant to federal securities laws.

Our A Preferred Stock Creates Disincentives to a merger or other changes in control.

      The terms of our A Preferred shares include disincentives to a merger or other change of control, which could discourage a transaction that would otherwise be in the interest of our stockholders.

      In the event of a change of control (as defined), the terms of the A Preferred Stock permit the holder to require us to repurchase their shares at a mandatory redemption price (as defined). If the remaining shares of A Preferred Stock continue to be outstanding at the time of a change of control, this could result in a payment to the holders of the greater of 110% of the stated value of those shares ($4,565,000) or the VWAP (as defined) at that time, plus all accrued and unpaid dividends and liquidated damages. The possibility that we might have to pay this large amount of cash would make it more difficult for us to agree to a merger or other opportunity that might arise even though it would otherwise be in the best interest of the stockholders.

Our A Preferred Shares Contain Redemption Provisions that may limit available cash for our operations.

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

Our A Preferred Stock Contain Disincentives to obtaining additional financing.

      The potential dilution of a common stockholder's ownership of position in us resulting from our A Preferred Stock has increased substantially as a result of the Conversion Rights of Laurus and the shares that may be issued upon exercise will increase if we sell additional common stock for less than the conversion price applicable to our A Preferred Stock. The terms of our A Preferred Stock require us to adjust the conversion price if we sell common stock or securities convertible into common stock at a lower price than the conversion of our A Preferred Stock as in the case with respect to the Laurus Financing. Any further adjusted price will be that lower price and we will have to issue even more shares of common stock to the holders of our A Preferred Stock than initially agreed on.

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

The Notes issued to Laurus create disincentives to a merger and other changes in control.

      The terms of our Notes issued to Laurus include disincentives to a merger or other changes of control, which could discourage a transaction that would otherwise be in the best interests of our common stockholders,

      A merger or change of control (as defined) constitutes an event of default under our agreements with Laurus and may entitle Laurus to exercise its lien rights against our assets, among other remedies. The possibility that we may be in default of obligations to Laurus would make it very difficult, if not impossible, for us to agree to a merger or other opportunity that might arise, even though it would otherwise be in the best interests of our common stockholders.

Unsuccessful Offering.

      Pursuant to our agreements with Laurus, we were required to file and cause to become effective within defined time periods, a registration statement with the Commission to permit the public sale of the shares of our common stock issuable upon conversion of our debt to Laurus, in payment of interest on that debt and exercise of the Laurus Warrants. We met the required time requirement for filing the registration statement. However, during the Commission's comment process, the Commission raised certain concerns indicating that it viewed the "Rollover Feature" of the Laurus Financing to be impermissible. As a consequence, we have withdrawn the registration statement. Laurus has waived the penalties to be imposed upon us as a result of our not having the registration statement become effective in a timely manner. Although we intend to restructure the Laurus Financing, it can be anticipated that Laurus will wish to retain certain registration rights with deadlines for filing and effectiveness. There can be no assurance that we will be able to successfully restructure the Laurus Financing, that any required registration statement will become effective on a timely basis or at all. If our future attempts at restructuring the Laurus Financing fail, or we fail to obtain the effectiveness of any required registration statement, to avoid defaulting on our debt to Laurus, we may be required to seek replacement financing. There can be no assurances that any such replacement financing will be available on terms commercially reasonable to us or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

      This item is not applicable to the Company.

ITEM 2. PROPERTIES

Set forth below is summary information of our current operating facilities:

LOCATION                        PRINCIPAL USES OF SPACE                   (IN SQUARE FEET)           LEASE EXPIRATION
---------                       -----------------------                   ----------------          -----------------
Jamaica, New York               Office                                          6,000                    May 31, 2008
                                Warehouse                                       6,000               November 30, 2008

Chicago, Illinois               Air and sea freight warehouse/office            1,500                  April 30, 2007
Los Angeles, California         Office                                          2,500                   June 30, 2006

Singapore                       Office                                            560                   June 30, 2007
                                Air and sea freight warehouse/office            2,000

Hong Kong                       Office                                          7,610                  March 14, 2007
                                Air freight office& warehouse/office           16,000               February 28, 2007

                                              Republic of China
                                              -----------------

Shenzen, Futian                 Office                                          3,000               December 31, 2007

Guangzhou                       Office                                           2,800              December 31, 2006

Shanghai                        Office                                           2,200                   May 23, 2006

Chongqing                       Office                                           1,000                August 26, 2006

Tianjin                         Office                                            950                  April 30, 2006

      We believe that our operating facilities are adequate for our present purposes and that, additional operating facilities, if required, will be available to us on reasonably acceptable terms. Our leases in Los Angeles, Shanghai and Tianjin will expire shortly. However, we believe that suitable new space can be quickly found on substantially the same terms and conditions in those locations.

ITEM 3. LEGAL PROCEEDINGS

      As of December 31, 2005, and during the fiscal year then ended, we were not a party to any material legal proceedings. However, the Company wishes to report that in the matter of Grant, Peck and Dean Sessions v. Pacific CMA, Inc., Messrs Peck and Sessions currently each own 128,438 restricted shares in the Company (the "P&S Shares"). This action was commenced by Messrs. Peck and Sessions for declaratory judgment seeking a judicial determination of their right to sell the P&S Shares pursuant to the exemption set forth in Section 4(1) of the Securities Act of 1933, as amended (the "Act"). They further contend that they are not underwriters within the meaning of Section 4(1) because they have held their shares for more than seven years. Messrs. Peck and Sessions have amended their Complaint to include a claim for damages as a result of the Company's refusal to honor their alleged right to sell their shares.

      The Company is vigorously defending this action. It is the Company's position, inter alia, that Messrs. Peck and Sessions used a reverse merger transaction involving the Company, originally a "blank check company," in order to circumvent the registration requirements of the Act and to conceal from investors the control over the Company's issued and outstanding Common Stock allegedly eligible to be included in the public float or owned by Messrs. Peck and Sessions. As a result of the unique creation of the issued and outstanding shares under common ownership of Messrs. Peck and Sessions, all of the outstanding shares of the Company's Common Stock prior to the reverse merger remain "underwriters" shares under the Act. The Company believes that for it to allow these shares to be treated under Commission Rule 144, such treatment would cause the Company to violate the federal securities laws. The Plaintiffs and the Company have cross-motions for summary judgment in this matter. If neither party prevails on the motions, a trial date has been scheduled for May 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of our securityholders during the fourth quarter of our fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is presently traded on the American Stock Exchange under the trading symbol "PAM" and has been since December 5, 2003. Prior to December 5, 2003, our common stock traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "PCCM". At the close of business on March 15, 2006, there were outstanding 27,043,578 shares of common stock which were held by approximately 280 stockholders of record (and approximately 853 beneficial owners). The closing prices of our Common Stock, as reported on the AMEX, are as follows for the periods indicated:

                       .                     High             Low
                                            -----            -----
      Year Ended December 31, 2004:
      ----------------------------
      First Quarter...................      $1.95            $1.22
      Second Quarter..................      $1.63            $0.76
      Third Quarter...................      $1.08            $0.75
      Fourth Quarter..................      $0.96            $0.53

      Year Ended December 31, 2005:
      First Quarter...................      $1.01            $0.62
      Second Quarter..................      $1.20            $0.76
      Third Quarter...................      $0.95            $0.69
      Fourth Quarter..................      $0.88            $0.66

      We believe that the AMEX is the principal market for our common stock.

DIVIDENDS

      Subject to the rights that have been designated to the holders of our A Preferred Stock and any other holders of preferred stock that may be authorized by our Board, holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available. We have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and is also subject to the terms of the Laurus Financing and our credit facility that could restrict our ability to pay dividends if we do not satisfy certain requirements. The payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

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

         There is currently one series of preferred stock issued and outstanding: A Preferred Stock, with 10,000 shares being authorized and 4,150 shares being issued and outstanding. Up to an additional 9,990,000 shares of preferred stock remain authorized. Set forth below is a summary only and it is qualified by our Certificate of Incorporation and the Certificate of Designation for our A Preferred Stock, copies of which are available from the Company upon request.

         Description of A Preferred Stock. You can find definitions of certain terms used in this description of the features of our A Preferred Stock under the subheading "Certain Definitions" below.

Stated Amount Per Share:         $1,000

Par Value Per Share:             $0.001

Dividends:                       Cumulative: 6% per annum on the stated value of
                                 $1,000 payable in arrears beginning June 1, 2004 payable in cash or in shares of common stock at our election (in the event certain conditions are met). Since June 1, 2004, we have paid an aggregate of 710,071 shares of common stock and $32,500 in cash dividends on shares of A Preferred Stock.

Liquidation Preference:          Prior to common stock; a liquidation payment of
                                 $1,000 per share outstanding plus any
                                 outstanding unpaid dividends and damages.

Voting Rights:                   None, except as required by Delaware law or if
                                 we (i) alter or change adversely the powers, preferences or privileges of the A Preferred
                                 Stock or alter or amend the Certificate of Designation; (ii) authorize or create any class of stock senior or otherwise pari passu with the A Preferred Stock; (iii) amend our
                                 Certificate of Incorporation or other charter documents so as to effect adversely any rights of the holders of the A Preferred Stock, (iv) increase the authorized number of shares of Preferred Stock; or (v) enter into any agreement to do any of the foregoing.

Conversion Price:                $0.88 per share, as adjusted for the Laurus
                                 Financing, and subject to further adjustment.

Conversion Time:                 By the Holders: At any time and from time to
                                 time.

Conversions:                     As of March 15, 2006, an aggregate of 850
                                 shares of our Series A Preferred has been converted into 465,909 shares of our Common
                                 Stock.

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

Other: No issuances of common stock that would cause a holder to own more than 4.9% of our total common stock at any given time;

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

                                       A.

      On November 18, 2003, we issued to the persons and entities identified below the indicated number of shares of common stock and warrants for the consideration indicated opposite their names below:

                                     Securities
                                     Shares of Common
                                     Stock ("Shares")

                                     Common Stock Purchase
Name                                 Warrants ("Warrants")       Consideration
----                                 ---------------------       -------------
1.   Max Communications              62,112 Shares               $100,000
                                     31,056 Warrants(1)

2.   Castle Creek Technology         155,280 Shares              $250,000
     Partners, LLC                   77,640 Warrants(1)

3.   Stone Street, L.P.              124,224 Shares              $200,000
                                     62,112 Warrants(1)

4.   Gamma Opportunity               62,112 Shares               $100,000
     Capital Partners, LP            31,056 Warrants(1)
5.   Alpha Capital A.G.              62,112 Shares               $100,000
                                     31,056 Warrants(1)

6.   Otape Investments, LLC          124,224 Shares              $200,000
                                     62,112 Warrants(1)

7.   Bristol Investment Fund, Ltd.   186,336 Shares              $300,000
                                     93,168 Warrants(1)

8.   Polaris Partners, LP            93,168 Shares               $150,000
                                     46,584 Warrants(1)

9.   Insider Trend Fund, LP          77,640 Shares               $125,000
                                     38,820 Warrants(1)

10.  Leo E. Mindel, Non-GST          77,640 Shares               $125,000
     Exempt Family Trust II          38,820 Warrants(1)

11.  Cornell Capital                 62,112 Shares               $100,000
                                     31,056 Warrants(1)

12.  Whalehaven Fund, Ltd.           62,112 Shares               $100,000
                                     31,056 Warrants(1)

13.  Greenwich Growth                62,112 Shares               $100,000
     Fund, Ltd.                      31,056 Warrants(1)

14.  Bridges & Pipes, LLC            31,056 Shares               $50,000
                                     15,528 Warrants

(1) One-half of said Warrants are exercisable at $1.61 per share with the remaining one-half of said Warrants exercisable at $2.17 per Share.

      In connection with the sales described above, the registrant also issued warrants to purchase 186,358 shares at an exercise price of $1.93 per share to Rockwood, Inc., that is believed to be an SEC and NASD registered broker-dealer as partial compensation for its efforts in connection with that offering.

                                       B.

      On November 18, 2003, the Company issued warrants to purchase an aggregate of 100,000 shares to Duncan Capital LLC ("Duncan"), an investment banking firm. The warrants issued to Duncan were in consideration for advice by Duncan in connection with the offering described in "A" above. One-half of the warrants issued to Duncan are exercisable at $0.80 per share and one-half are exercisable at $1.20 per share.

      On November 18, 2003, the registrant issued warrants to purchase an aggregate of 200,000 shares to Strategic Growth International, Inc. ("Strategic") in consideration for future public relation services to be performed by Strategic. Such amount subsequently was reduced to 50,000 shares.

                                       C.

      On April 14, 2004, pursuant to a Securities Purchase Agreement dated as of April 8, 2004 with Crestview Capital Master, LLC ("Crestview") and Midsummer Investment, Ltd. ("Midsummer"), two institutional investors, we sold (the "April Offering") to them $3,000,000 in aggregate amount of our A Preferred Stock (2,000 and 1,000 shares of A Preferred Stock, respectively). In connection with that sale, we also issued to these two investors warrants to purchase an aggregate of 937,500 shares of common stock at per share exercise price of $0.88 per share as adjusted for the Laurus Financing. In connection with the April Offering, we paid commissions of seven (7%) percent of the gross proceeds and issued warrants to purchase 145,833 shares of common stock to Pacific Summit Capital and/or Pacific Summit Securities, that are believed to be SEC and NASD registered broker/dealers.

      On May 7, 2004, pursuant to a Securities Purchase Agreement with Midsummer dated as of May 6, 2004, we sold (the "May Offering") to Midsummer $2,000,000 aggregate amount of our A Preferred Stock. In the May Offering, we also issued to Midsummer, warrants to purchase an aggregate of 625,000 shares of common stock at per share exercise price of $0.88 as adjusted for the Laurus Financing. In connection with the May Offering, we made payments equal to eleven (11%) percent of the gross proceeds received in the May Offering, and issued warrants to purchase 70,000 shares of our common stock to entities also believed to be SEC and NASD registered broker-dealers or their affiliates.

                                       D.

      In June 2004, we issued 100,000 warrants to affiliates of a financial services provider.

                                       E.

      In August 2005, we completed the Laurus Financing. The Laurus Financing was pursuant to the following documents and instruments issued by us to or entered into by us with Laurus, (a) Security Agreement granting Laurus a first priority security interest in our assets, including the capital stock of our United States subsidiaries, to secure our performance of notes issued by us to Laurus; (b) Secured Convertible Minimum Borrowing Note (the "Min Secured Note") in the principal amount of $4,000,000; (c) Secured Revolving Note (the "Revolving Note") that, when aggregated with the Min Secured Note, provided for a maximum borrowing of $7,500,000; (d) Warrant issued to Laurus (the "Laurus Warrant") to purchase up to 1,500,000 shares of our Common Stock at an exercise price of $1.00 per share for a seven-year period, expiring on July 29, 2012; and
(e) a Registration Rights Agreement.

      Laurus had the right, at its option, to convert the outstanding principal amount of the notes and any accrued interest and fees owing thereon at any time prior to maturity into shares of our Common Stock, at a conversion price of $0.88 per share, as to the first $3,750,000 advanced to us under the Min Secured Note and at $1.05 per share as to the remaining balance of that note and the outstanding balance under the Revolving Note. Laurus' ability to convert the Min Secured Note, any subsequent minimum borrowing note, or the Revolving Note and to exercise the Warrant was limited to the extent that such exercise or conversion could not result in Laurus beneficially owning more than 4.99% of our then outstanding shares of Common Stock.

      The agreements with Laurus provided that Laurus, in the event it converted a portion of the "1st" Secured Convertible Minimum Borrowing Note and the outstanding principal balance of the Secured Revolving Note exceeded $500,000, then, to the extent available, an equivalent portion of the outstanding principal balance of the Revolving Note was to be segregated for issuance pursuant to an additional Secured Convertible Minimum Borrowing Note which would not be issued until the segregated amount equals $4 million and the "1st" Secured Convertible Minimum Borrowing Note has been fully converted (the "Rollover Feature"). If the Revolving Note was paid down or transferred to another Min Secured Note, we had the right to re-borrow funds under the Secured Note, subject to certain borrowing parameters and ultimately Laurus' discretion, as set forth in the Security Agreement.

      As required by the Registration Rights Agreement, we filed a registration statement with the Commission for the shares of our Common Stock issuable upon conversion of our debt to Laurus and exercise of the Laurus warrant. We have filed an application to withdraw the registration statement with the Commission. We intend to restructure the transaction with Laurus and file a new registration statement.

      The Company believes that the foregoing sales of its securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and not involving a public offering. Additionally, with respect to the investors enumerated in A, C and E, reliance is also placed on Sections 4(1) and 4(6) of that Act, as all investors were believed to be accredited investors based upon information provided by the investor and (2) Rule 506 of Regulation D, promulgated under Section 4(2) of that act as the investors represented that they were acquiring the securities for investment not with a view to distribution thereof. In addition, the certificates evidencing such securities bear restrictive legends.

TREASURY STOCK

      Based on the resolution of the Board of Directors in October 2005, the Company authorized the repurchase of shares of its outstanding Common Stock, in an aggregate amount not to exceed $500,000. As of December 31, 2005, 32,900 shares of common stock totaling $24,827 have been repurchased and reflected at cost as a reduction from stockholders' equity.

      The following table provides information about the Company's treasury stock transactions during the year ended December 31, 2005:-

                                                                            (c) Total Number      (d) Maximum Number (or
                                                                               of Shares         approximate Dollar Value)
                                                                           Purchased as Part        of Shares that May
                           (a) Total Number of     (b) Average Price     of Publicly Announced    Yet Be Purchased Under
Period                       Shares Purchased        Paid Per Share        Plans or Programs      the Plans or Programs
------                       ----------------        --------------        -----------------      ---------------------
October 1st through              21,500                  $0.75                  21,500
October 31st, 2005

November 1st through              9,200                  $0.78                   9,200
November 30th, 2005

December 1st through              2,200                  $0.69                   2,200
December 31st, 2005

     Totals                      32,900                  $0.75                  32,900                  $500,000

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table provides information about the Company's common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2005.

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

--------------------------

(1) The number of securities represents 1,092,450 shares available for issuance under the Company's 2000 Stock Plan. For additional information concerning the Company's 2000 Stock Plan, see the discussion in Note 13 entitled, "Stock Plan" of the Notes to Consolidated Financial Statements.

      Our Stock Option Plan provides for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar events.

OTHER STOCK GRANTS

      On or about November 7, 2003, we entered into four service agreements with three employees and an independent sales representative. Under the terms of the agreements, as amended in March 2004, we granted these employees and the sales representative an aggregate of 1,950,000 shares of our common stock. The shares are restricted as they have not been registered with the Securities and Exchange Commission (the "SEC" or the "Commission"). The agreements with the employees, as amended, require two of them to continue to provide services to us from January 1, 2004 through December 31, 2013 and one of them to provide services to us from January 1, 2004 through December 31, 2008. The agreement with the sales representative requires him to provide services to us from January 1, 2004 through December 31, 2005. However, in December 2004, one of the employees resigned and, by mutual agreement, she surrendered her 850,000 shares. The independent sales representative agreed to surrender his 200,000 shares in exchange for $50,000 in cash, payable during his two-year services agreement expiring at December 2005. The surrenders occurred in 2004 but the actual cancellation of the 1,050,000 shares was not accomplished until 2005 and 2006. All calculations of the issued and outstanding shares of common stock contained in this Form 10-K give effect to that cancellation. The service agreement related compensation costs were reversed during the fourth quarter of Fiscal 2004.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION

      The selected consolidated income statement data for the years ended December 31, 2005, 2004 and 2003, and the selected consolidated balance sheet data as of December 31, 2005 and 2004 set forth below are derived from our audited consolidated financial statements included in this Annual Report and should be read in conjunction with, and are qualified in their entirety by reference to such financial statements, including the notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" The selected consolidated income statement data for the years ended December 31, 2002 and 2001 and the selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001 set forth below are derived from audited consolidated financial statements of the Company which are not included herein.

                                                  2005             2004             2003             2002             2001
                                             -------------    -------------    -------------    -------------    -------------
FREIGHT FORWARDING INCOME                    $ 125,008,642    $  99,600,454    $  73,093,164    $  52,903,737    $  13,788,479
                                             -------------    -------------    -------------    -------------    -------------
OPERATING EXPENSES
Cost of forwarding                             107,012,073       84,821,796       62,540,068       45,005,074       11,054,263
General and administrative                      16,043,042       13,175,477        9,840,487        6,081,751        2,274,393
Depreciation and amortization                      938,321          780,022          762,367          589,523          200,887
Stock-based compensation cost                      267,712          286,247          111,143           70,075           38,835
                                             -------------    -------------    -------------    -------------    -------------
                                               124,261,148       99,063,542       73,254,065       51,746,423       13,568,378
                                             -------------    -------------    -------------    -------------    -------------
OPERATING INCOME (LOSS)                            747,494          536,912         (160,901)       1,157,314          220,101
                                             -------------    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)

Interest and other income                          173,810          302,624          238,361          151,520           68,699
Interest expense                                  (556,985)        (313,920)        (228,178)         (96,420)         (24,123)
Gain on disposal of subsidiary                          --               --               --           11,390           19,729
Settlement of litigation                                --               --               --         (257,500)              --
Exchange listing costs                                  --               --         (242,606)              --               --
Withdrawn registration statement costs                  --               --         (171,120)              --               --
Preferred stock dividend and amortization
  of deferred financing costs                     (577,830)        (379,828)              --               --               --
Amortization of preferred stock discount          (274,098)        (168,312)              --               --               --
Preferred stock beneficial conversion             (540,361)        (166,666)              --               --
Minimum borrowing note and revolving note
  amortization of deferred financing costs         (44,259)              --               --               --               --
Amortization of minimum borrowing note and
  revolving note discount                          (35,923)              --               --               --               --
Equity in income (loss) of affiliate               (56,443)           8,823               --               --               --
Other                                                   --               --               --               --          (40,545)
                                             -------------    -------------    -------------    -------------    -------------
                                                (1,912,089)        (717,279)        (403,543)        (191,010)          23,760
                                             -------------    -------------    -------------    -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES
                                                (1,164,595)        (180,367)        (564,444)         966,304          243,861

PROVISION FOR INCOME TAXES (BENEFIT)
                                                  (814,882)        (488,697)        (572,933)         263,454           68,911
INCOME (LOSS) BEFORE MINORITY INTEREST
                                                  (349,713)         308,330            8,489          702,850          174,950

MINORITY INTEREST                                   (7,557)          19,197               --               --               --
                                             -------------    -------------    -------------    -------------    -------------
NET INCOME (LOSS)                                 (357,270)         327,527            8,489          702,850          174,950
                                             -------------    -------------    -------------    -------------    -------------
BASIC EARNINGS PER SHARE (1)                 $       (0.01)   $        0.01    $        0.00    $        0.03    $        0.01
                                             -------------    -------------    -------------    -------------    -------------
DILUTED EARNINGS PER SHARE (2)               $       (0.01)   $        0.01    $        0.00    $        0.03    $        0.01
                                             -------------    -------------    -------------    -------------    -------------

                                                  2005             2004             2003             2002             2001
                                             -------------    -------------    -------------    -------------    -------------
Cash and cash equivalents                    $   2,018,093    $   1,538,146    $     912,240    $     441,657    $     841,472
Restricted cash                                  5,761,246        5,088,088        5,786,064        2,655,589        1,450,896
Total assets                                    36,558,554       31,290,342       22,387,280       16,652,194        6,707,620
Capital leases obligation,
  non-current portion                               58,969           64,373           21,592           37,820           19,961
Total liabilities                               24,059,923       21,630,605       14,532,680       10,897,005        3,155,981

Stockholders' equity                            12,498,631        9,659,737        7,854,600        5,755,189        3,551,639

(1) Based on weighted average basic shares outstanding of 25.6 million, 25.9 million, 22.8 million, 21.6 million, and 20.9 million for 2005, 2004, 2003, 2002 and 2001, respectively.

(2) Based on weighted average diluted shares outstanding of 25.7 million, 26.1 million, 22.8 million, 21.7 million, and 21.0 million for 2005, 2004, 2003, 2002 and 2001, respectively.

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

      These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates, judgments and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates, judgments or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

      Potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

      o International economic and political risks, over which we have little or no control;
      o Political uncertainty in Hong Kong and China making it difficult to develop any long range planning;
      o     Relations between the United States and China remaining stable;
      o The Chinese government could change its policies toward private enterprises or expropriate private enterprises;
      o The lack of adequate remedies and impartiality under China's legal system may adversely impact our ability to do business and enforce our agreements with third parties;
      o     Fluctuations in exchange rates;
      o     Our dependence on third parties for equipment and services;
      o     Competition from our own cargo agents;
      o Having a seasonal business that causes fluctuations in our results of operations and financial condition;

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

      When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their fair values. As of December 31, 2005, goodwill totaled approximately $3.24 million, other intangible assets amounted to approximately $982,200 and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $800,596.

      As required by SFAS No. 142, "Goodwill and other Intangible Assets," goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are to be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives be amortized over their respective lives to their estimated residual value and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". During the period from 2002 and 2005, we acquired the below companies and recorded goodwill and intangibles associated with these acquisitions. It is summarized as follows:

                                                                              Intangible
                                                                            (Company Logo,
                                             Goodwill        Intangible      domain name,
                                           (recorded at        assets        networks and    Intangible assets
                        Name of Company    the time of       (customer         customer          (business
 Date of Acquisition       Acquired        acquisition)    relationships)   relationships)       license)
---------------------------------------------------------------------------------------------------------------
April 30, 2002         Airgate              $2.68 million    $2.86 million                                  $-
                       International
                       Corp.
---------------------------------------------------------------------------------------------------------------
April 1, 2004          Shanghai Air               $36,493               $-                                  $-
                       Cargo Ground
                       Handling
                       Services Ltd.
---------------------------------------------------------------------------------------------------------------
April 30, 2004         Paradigm                   $20,248          $26,708                                  $-
                       International
                       Inc.
---------------------------------------------------------------------------------------------------------------
January 1, 2005        Careship                  $129,462               $-                            $662,991
                       International
                       Transportation
                       Ltd.
---------------------------------------------------------------------------------------------------------------
July 1, 2005           WCL Global                $408,160         $199,214                                  $-
                       Logistics Ltd.
---------------------------------------------------------------------------------------------------------------
October 24, 2005       AIO Global                 $92,138               $-                                  $-
                       Logistics Ltd.
---------------------------------------------------------------------------------------------------------------
November 24, 2005      Seabridge                       $-               $-           $15,012                $-
                       International
                       Pte. Ltd.

      The acquisitions of Airgate International Corporation ("Airgate"), Paradigm International Inc. ("Paradigm"), WCL Global Logistics Ltd. ("WCL"), AIO Global Logistics Limited ("AIO") and Seabridge International Pte. Ltd. ("Seabridge") were recorded using the purchase method of accounting in accordance with SFAS No. 141. We allocated the purchase price to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition. The results of operations of each company since the date of acquisition, and its financial condition as of each balance sheet date are reflected in our condensed consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

      The acquisition of Shanghai Air Cargo Ground Handling Services Ltd. and Careship International Transportation Ltd. were recorded under the equity method of accounting in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investment in Common Stock". As such the financial statements will show one line item on the balance sheet, Equity Investment in Affiliates and one line item on the income statement, Equity Income in Affiliates. Again, the purchase price was allocated to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition.

      The intangible customer relationship assets of Airgate and Paradigm are amortized over a period of five years while WCL is eight years. The business license under Careship International Transportation Ltd. are amortized over a period of 10.25 years. Goodwill acquired in business combinations is not amortized, but rather is tested annually for impairment in accordance with SFAS No. 142. An equity investment in an investee including any goodwill therein tested for impairment under APB Opinion No. 18.

ACCOUNTS AND NOTES RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

      Notes receivable are stated at their outstanding principal amount, net of an allowance for uncollectible notes. The Company provides an allowance for uncollectible notes, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Outstanding notes accrue interest based on the terms of the respective note agreements. A note receivable is considered delinquent when the debtor has missed three or more payments. At that time, the note is placed on non-accrual status and interest accrual ceases and does not resume until the note is no longer classified as delinquent. Delinquent notes are written off based on individual credit evaluation and specific circumstances of the borrower.

OVERVIEW

      The Company does not carry on any business activities by itself. Instead, through its subsidiaries and associated companies, it provides supply chain management solutions, contract logistics services and international freight forwarding services. The Company's current business was formed from a base of two freight forwarders, AGI Logistics (HK) Ltd. ("AGI") and Airgate International Corp. ("Airgate") which were acquired in 2000 and 2002, respectively and the business is managed from our principal support group offices in New York and Hong Kong.

      The Company's wholly owned subsidiary, AGI Logistics (HK) Ltd. ("AGI"), operates an integrated logistics and freight forwarding business which is based in Hong Kong. The principal services provided by AGI are air freight forwarding, ocean freight forwarding, and warehousing which primarily handles the delivery of goods from China and Hong Kong to overseas countries, mainly the Far East region and the United States. In the Far East region, Mainland China is the target market for AGI to expand.

      The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries and associated companies. At December 31, 2005, AGI wholly-owned subsidiaries included Shenzhen Careship International Transportation Ltd. ("HK Careship") and AGI China Limited which were acquired by AGI in 2000 and 2002, respectively. The majority owned subsidiaries included WCL Global Logistics Limited ("WCL") (51%) and AIO Global Logistics Limited (51%). AGI also has equity investments in affiliates: Shanghai Air Cargo Ground Handling Services Ltd ("Shanghai Air Cargo"), Vantage Point Services Limited ("Vantage Point") and Careship International Transportation Ltd. ("Careship International") of 35%, 40% and 46.92% of their total equity, respectively,

      In April 2004, Shanghai Air Cargo, that is 35% owned by the Company, commenced its operation. Shanghai Air Cargo is located in Pudong International Airport, Shanghai, PRC, and is responsible for the ground handling of air cargo in the airport.

      In October 2004, the Company acquired 40% of the outstanding stock of Vantage Point. Vantage Point is also a non-asset based logistics services company based in Hong Kong, which handles both air and ocean shipments all over the world.

      On January 1, 2005, the Company acquired 46.92% of the outstanding stock of Careship International Careship International is located in Shenzhen PRC and is approved to operate international freight forwarding business by the Ministry of Foreign Trade and Economic Cooperation of the People's Republic of China.

      On July 1, 2005, the Company acquired 51% of the outstanding stock of WCL. WCL is a non-asset based logistics services company based in Hong Kong. It also has a branch office in Guangzhou, PRC, which handles both air and ocean shipments all over the world.

      On October 24, 2005, the Company formed a new entity in Hong Kong ,AIO Global Logistics Ltd ("AIO"), to acquire certain assets of All In One Global Logistics Ltd ("All In One"). The Company holds 51% of the outstanding shares of AIO. The shareholders of All In One hold the other 49%. The principle activities of AIO are providing warehouse management and freight forwarding services in Hong Kong.

      Airgate a privately held New York based freight forwarder that was established in 1995, was acquired on April 30, 2002.. Airgate is a non-asset based logistics services company which primarily handles the air and ocean import shipments from the Far East and Southwest Asia to the U.S. Pacific CMA International, LLC, a Colorado limited liability company that is wholly owned by the Company, acquired 81% of the issued and outstanding common stock of Airgate. In September 2002, Airgate commenced additional operations in Chicago. On July 29, 2005, Pacific CMA International, LLC increased its ownership from 81% to 99.11% in a pro rata rights offering of Airgate's common stock. In the offering, Airgate offered 2,025 newly issued shares of its common stock, at a price of $100 per share. Pacific CMA International, LLC purchased its pro-rata number of shares and the minority interest did not purchase any shares. As a result, Pacific CMA International, LLC ownership percentage increased.

      On April 30, 2004, the Company completed the acquisition of Paradigm International Inc. ("Paradigm Int'l"). Paradigm is a non-asset based logistics services company based in Miami, Florida. It primarily handles air and ocean shipments in Latin America. In July 2004, Paradigm Int'l commenced additional operations in Los Angeles, California and it does business under the name Paradigm Global Logistics ("Paradigm Global")

      On July 1, 2004, the Company acquired 60% of the outstanding stock of AGI Freight Singapore Pte Ltd. ("AGI Singapore"). AGI Singapore is a non-asset based logistics services company based in Singapore, that handles both air and ocean shipments all over the world.

      On November 24, 2005, the Company's subsidiary, AGI Singapore, purchased all rights to the business name, logo, domain name, websites, activities, networks, customers and contacts of Seabridge Freight International Pte. Limited from an individual third party to formed a new company called Seabridge International Pte Limited. The purchase agreement required the sellers and their associates not to engage in any form of business objectives or activities similar to and related to the business of Seabridge Freight International Pte. Limited for a period of 3 years from the date of the purchase. The agreement also requests the termination of the registration of Seabridge Freight International Pte. Limited from the Registry of the Accounting & Corporate Regulatory Authority in Singapore.

      The following discussion, concerning the results of operations, liquidity and capital resources of Pacific CMA, is based solely upon the business operations that are carried on by the Company's subsidiaries for the years ended, December 31, 2005 and 2004.

      The following is a list of significant new developments occurring during the year ended December 31, 2005:

      o Appointment of Mr. Kenneth Chik and Mr. Chung Leung Yu as independent members of the Board of Directors;
      o Our operation team for the European Market is strengthened by hiring new personnel in Hong Kong;

      o Acquisition of 46.92% of the outstanding common stock of Careship International to hasten our entry into the Mainland China Market;
      o Acquisition of 51% of the outstanding common stock of WCL to strengthen our sales and customers base;
      o     Increased ownership percentage of Airgate from 81% to 99.11%; and
      o Completed a financing transaction with Laurus Master Fund, Ltd. ("Laurus") and thereby secured a $7.5 million credit facility.
      o The acquisition of 51% of AIO provided a stepping stone for providing full logistics services to customers.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

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

      Total revenue for the year ended December 31, 2005 increased approximately 26% compared with the year ended December 31, 2004, from $99,600,454 in 2004 to $125,008,642 in 2005. The increase in revenue was primarily the result of the organic growth of AGI, Shenzhen Careship and Airgate, in addition to the inclusion of the results of WCL after the acquisition in July 2005.

Revenue derived from the operations of AGI increased approximately 39% during 2005 as compared with 2004. The significant organic growth of AGI was the result of the following factors:

      o An increase in the routed freight traffic from the existing agency partners;
      o Improvements in the agency network which enabled AGI to secure new freight business;
      o The establishment of three additional branch offices in Chongqing, Tianjin and Futian, PRC by Shenzhen Careship Transportation Limited in the Mainland China, a subsidiary of AGI, during 2004. All of the operations of our former Yantian office were combined with the nearby Futian office. Their close proximity within the Shenzhen Province made that combination warranted; and
      o The inclusion of the results of WCL after the acquisition on July 1, 2005.

      The revenue of Airgate represented approximately 61% of our total revenue for 2005. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. Revenue derived from the operations of Airgate increased approximately 9.6% for the year 2005 when compared with 2004. The increase is the result of the effort of Airgate's staff.

      Total revenue derived from Paradigm and AGI Singapore amounted to approximately $12.27 million, which represents approximately 9.8% of total revenue of the Group.

      When compared with 2004, the cost of forwarding for 2005 increased approximately 26%, from $84,821,796 in 2004 to $107,012,073 in 2005. The increase in costs was primarily the result of the organic growth of the Company and the acquisition of WCL in July 2005. Also, a full year of operating results were included in 2005 for the operations in Los Angeles and Miami in the U.S., Singapore, and Chongqing, Tianjian and Futian in the PRC.

      Gross profit margin for the year 2005 and 2004 were quite constant, approximately 14.84% in 2004 and 14.39% in 2005 and gross profit (revenue minus cost of forwarding) for the year 2005 increased 21.77%, from $14,778,658 in 2004, to $17,996,569 in 2005.

      Net income (loss) for the year 2005 decreased approximately 209%, from net income of $327,527 in 2004, to net loss of $357,270 in 2005. The decrease in net income was mainly due to the significant increases in 1) amortization of the Series A Preferred Stock discount, its deferred financing costs and its beneficial conversion and 2) amortization of the Minimum Borrowing Note and Revolving Note discount and their deferred financing costs. Details of expense fluctuations will be discussed in the sections "Operating expenses" and "Non-operating expenses" respectively.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

      AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 21%, from $65,169,422 in 2004 to $78,756,811 in 2005. Airfreight revenue for foreign operations (that includes AGI Group and AGI Singapore) was $33,496,181, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $54,302,828, and offsetting inter-company transactions totaled $9,042,198. The volume of airfreight improved in 2005 compared with 2004. The increase was primarily due to (i) an increase in routing orders from Asia to the United States as a result of new customers and agents in India, Japan and Turkey who joined the Group during 2005, (ii) The maturing of the 5 branches in PRC which are operated by HK Careship; (iii) the acquisition of Paradigm on April 30, 2004 and it is commencing additional operations in Los Angeles, California, in July 2004; (iv) AGI Singapore joining the Company in the third quarter of 2004; (v) and WCL joining the Company in July 2005.

      Costs for the airfreight forwarding operations increased approximately 20%, from $55,091,649 in 2004 to $66,235,453 in 2005. Airfreight cost attributable to foreign operations was $28,134,113, while airfreight cost attributable to domestic operations was $47,143,538, and offsetting inter-company costs were $9,042,198. The airfreight cost increase in 2005 was due to the collection of airline surcharges for security, advance cargo manifest and fuel. However, due to economies of scales and a more efficient use of cargo mix, gross profit margin slightly increased from approximately 15.46% in 2004 to approximately 15.90 % in 2005. As a result of increased revenues, overall gross profits increased approximately 24% to $12,521,358.

      Total segment overhead attributable to the airfreight operation increased by approximately 25%, from $3,736,484 in 2004 to $4,667,598 in 2005, as a result of greater resources being allocated to airfreight operations. Details regarding the increase in overhead expenses are discussed below in "- Non Operating Income and Expenses".

      Overall, net segment income for the airfreight operation increased by approximately 24% from $6,341,289 in 2004 to $7,853,760 in 2005. The increase in net income was mainly the result of our organic growth as well as the inclusion of a full year of operating results of subsidiaries acquired during 2004 and the WCL acquisition in July 2005..

      SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 34% to $46,251,831 in 2005 from $34,431,032 in 2004. Sea freight revenue for foreign operations was $15,519,831, while sea freight revenue for domestic operations was $31,439,207, and offsetting inter-company transactions were $707,207. The increase in revenue was due to the contribution from the new branch offices of Shenzhen Careship in China and the increase in quantity of freight consolidation by Airgate Chicago.

      The increase in revenue for 2005 from 2004 was due to revenues derived from new customers in European countries. In addition, our agents in India, Japan and Turkey introduced more customers into our network, which led to greater revenue from the Shanghai market in the second and third quarters. There was also an increment in the quantity of freight consolidation in Chicago.

      Costs for the sea freight forwarding operation increased approximately 37%, from $29,730,147 in 2004 to $40,776,620 in 2005. Sea freight costs attributable to foreign operations were $12,759,757, while costs attributable to domestic operations were $28,724,070, and inter-company costs were $707,207. However, the gross profit margin decreased from approximately 13.65% in 2004 to approximately 11.84% in 2005. As a result of increased revenues, overall gross profits increased approximately 16%, to $5,475,211.

      Total segment overhead attributable to the sea freight operation increased approximately 23%, from $1,951,383 in 2004 to $2,403,088 in 2005. Overall net income for the sea freight operation increased approximately 12%, from $2,749,502 in 2004 to $3,072,123 in 2005. The increase in net income was mainly the result of the organic growth of AGI and Airgate.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increased approximately 22%, to $16,043,042 in 2005 from $13,175,477 in 2004. There was a significant incremental increase in expenses for the following items in this year: sales commissions, overseas traveling, legal and professional fees, as well as salaries and allowance. As the Company has been continuously growing and in order to cope with the growth in 2006, our staff planning needs called for the hiring of additional staff throughout our offices in the fourth quarter of 2005.

      Sales commission: Sales commission increased approximately 7% from $2,305,423 in 2004 to $2,475,538 in 2005 and resulted from the increase is a result of increase in freight forwarding income in 2005.

      Overseas traveling: Expenses related to overseas traveling increased approximately 12%, from $307,766 in 2004 to $344,524 in 2005. The increase in travel expenses was due to costs attributable to an increased number of trips to Mainland China, Japan, South East Asia and European countries to promote our freight business.

      Salaries and allowance: Salaries and allowance increased approximately 28% from $5,556,462 in 2004 to $7,124,735 in 2005. This increase was the result of the addition of approximately 45 staff persons during 2005 needed to keep pace with our growth.

STOCK-BASED COMPENSATION COST

      Stock-based compensation cost decreased 6.5% from $286,247 from 2004 to $267,712 in 2005. The decrease in compensation cost was primarily due to the Company issuance of 50,000 shares of common stock to a business advisor in March 2004 and recorded the estimated fair value of the stock of $57,750 as compensation cost. Details of the stock grant and cancellation are as follows:

      On or about November 7, 2003, we entered into four service agreements with three employees and an independent sales representative. Under the terms of the agreements, as amended in March 2004, we granted these employees and the sales representative an aggregate of 1,950,000 shares of our common stock. Compensation cost is measured at the grant date based on the estimated fair value of the securities. It is recognized as an expense over the service period required under the service agreements with those parties. The unearned portion of the compensation cost related to employees is recorded in equity as unearned compensation cost, while the unearned portion of compensation cost related to the independent sales representative is recorded as a prepaid asset. The shares are restricted as they have not been registered with the Securities and Exchange Commission (the "SEC" or the "Commission"). The agreements with the employees, as amended, required two of them to continue to provide services to us from January 1, 2004 through December 31, 2013 and one of them to provide services to us from January 1, 2004 through December 31, 2008. The agreement with the sales representative required him to provide services to us from January 1, 2004 through December 31, 2005. However, in December 2004, one of the employees resigned and, by mutual agreement, she surrendered her 850,000 shares. The independent sales representative agreed to surrender his 200,000 shares in exchange for $50,000 in cash, payable during his two year service agreement expiring at December 2005. The surrenders occurred in 2004 and the 200,000 shares are to be physically cancelled, while the 850,000 shares were physically cancelled in early 2005. All calculations of the issued and outstanding shares of our common stock contained in this Form 10-K do not give effect to the cancellation of the 200,000 shares. The service agreement related compensation costs were reversed during the fourth quarter of 2004.

      In March 2004, we granted an employee 100,000 shares of common stock. The shares were registered with the SEC by filing a Form S-8 Registration Statement on March 29, 2004. On September 11, 2004, this employee resigned from the position of Director but agreed to continue to act as an independent consultant for British market development. The employee continued to provide services to the Company through December 31, 2005. Compensation cost is measured at the grant date based on the estimated fair value on the date of grant. The compensation cost is recognized as expense over the service period required under the agreement. The unearned portion of the compensation cost is recorded in equity as unearned compensation. Accordingly, $82,500 was recorded as expenses in the year 2005.

      Also under the Plan, the Company has issued stock grants for 67,008 and 5,000 shares during 2005 and 2004, respectively. The Company recognizes compensation cost for these grants over the vesting period based on the fair value of the grant at the grant date. Compensation cost related to these stock grants under the Plan was $45,565 and $6,350 for the years ended December 31, 2005 and 2004, respectively.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased approximately 20% from $780,022 in 2004 to $938,321 in 2005. The increase was mainly attributable to purchases of additional computer hardware and software for the implementation of new logistics system and office renovation at Airgate.

      Amortization arises from intangible customer relationship assets recorded in conjunction with the acquisitions of Airgate on April 30, 2002, Paradigm on April 30, 2004 and WCL on July 1, 2005. These intangible assets are amortized on a straight-line basis over a period of five to eight years. During the year ended 2005 and 2004, the amortization expense attributable to this asset was $589,824 and $575,561, respectively, an increase of $14,263.

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

      Interest and other income decreased from $302,624 in 2004 to $173,811 in 2005. This decrease is mainly due to the decrease in the one-time management fee and other income recorded by Airgate Chicago and AGI in the 2004. While the other income decreased, there was an increase in interest income due to the rising interest rates and the increase in the amount of bank pledge deposits securing additional banking facilities.

INTEREST EXPENSE

      Interest expense increased to $556,985 in 2005 from $313,920 in 2004. The increase in interest expense is primarily due to an increase in short-term working capital financing and the increases in interest rates during the 2005 compared to 2004.

PREFERRED STOCK DIVIDEND AND AMORTIZATION OF DEFERRED FINANCING COST

      During April and May 2004, the Company sold to two institutional investors $5,000,000 stated amount of its Series A Preferred Stock and issued warrants to purchase 1,562,500 shares of common stock at an exercise price of $1.76 and 781,250 shares at $2.00 per share. Such Series A Preferred Stock has mandatory redemption requirements and was recorded in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity". The dividends paid and accrued are charged to expense in the statements of operations. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,666 was recorded as additional expense and credited as additional equity in warrants outstanding in 2004. The deferred financing cost related to the placement of the Series A Preferred Stock is amortized over its term to maturity, which is four years. A total of $278,867 was expensed during 2005. Dividends amounting to $298,963 were paid in shares of common stock in 2005.

AMORTIZATION OF PREFERRED STOCK DISCOUNT

      In accordance with APB Opinion 14 "Accounting for Convertible Debt" and "Debts Issued with Stock Purchase Warrants", the Series A Preferred Stock and the detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional equity in warrants outstanding. The fair value of the warrants was determined based on an independent valuation. Effectively, the Series A Preferred Stock was recorded at a discount of $939,713. This discount is amortized ratably over the term of the Series A Preferred Stock. For the year ended December 31, 2005, the Company recognized $274,098 related to the amortization of the Series A Preferred Stock discount.

      Moreover, on August 4, 2005, the Company completed a financing transaction and issued and sold to Laurus Master Fund, Ltd. ("Laurus"), an institutional investor, a Secured Convertible Minimum Borrowing Note for $4,000,000 and a Secured Revolving Note, which Notes are in the aggregate principal amount of $7,500,000. The maximum amount available under the Notes is limited to the lesser of $7,500,000 or a collateral calculation based on "Eligible Accounts Receivable" as defined in the agreement. The Notes accrue interest at the greater of 6% or the prime rate plus 1%. The Company is subject to interest rate reductions if it achieves certain financial goals. The Notes mature on July 29, 2008 and contain a conversion feature whereby the Notes can be converted to common stock. The conversion price of the first $3,750,000 is $0.88 per share and the balance is convertible at $1.05. Lastly, the Company also issued warrants to the holder of the Notes that allows the holder to purchase 1,500,000 shares of common stock at $1.00 per share. The warrants expire on July 29, 2012.

      Based upon the above financing transaction executed on August 4, 2005 and pursuant to the Certificate of Designation of Preferences Rights and Limitations of Series A Convertible Preferred Stock of the Company executed April 12, 2004, and the Common Stock Purchase Warrants issued to the purchasers of the Company's Series A Convertible Preferred Stock, the Set Price of the Series A Convertible Preferred Stock and the exercise price of the Purchases Warrants, has been adjusted to $0.88 per share. In accordance with EITF 00-27 and EITF 05-8, the intrinsic value of the additional beneficial conversion option of $2,659,091 was recorded as unamortized debt discount and $1,595,455 and $1,063,636 were credited as additional equity in warrants outstanding and the related deferred tax liability respectively on the date of the conversion price resetting. The additional unamortized discount is amortized to expense using the effective interest method over the remaining life of Series A Preferred Stock and the deferred tax liability is amortized to tax expense as the interest expense is recognized. As a result, a total of $540,361 was expensed as amortization from the additional beneficial conversion for Series A Preferred Stock during the year ended December 31, 2005.

      On August 16 and November 10, 2005, one of the institutional investor converted 250 and 300 shares of the Series A Preferred Stock into shares of Common Stock at a conversion price of $0.88 per share, respectively. As a result, the Company has written off a pro-rata share of the unamortized debt discount for warrants, unamortized debt discount for additional beneficial conversion and unamortized deferred financing costs on the Series A Preferred Stock to expense of $66,075, $280,861 and $67,498 respectively on the date of conversion.

MINIMUM BORROWING NOTE AND REVOLVING NOTE AMORTIZATION OF DEFERRED FINANCING
COST

      The relative fair value of the deferred finance costs attributable to the detachable stock warrants of $53,261 was debited to the additional equity in warrants outstanding and credited against the deferred financing cost. The deferred financing costs related to Minimum Borrowing Note and Revolving Note are amortized over their term to maturity, which is three years. A total of $44,259 was expensed during 2005.

AMORTIZATION OF MINIMUM BORROWING NOTE AND REVOLVING NOTE DISCOUNT

      In accordance with APB Opinion 14 "Accounting for Convertible Debt" and "Debts Issued with Stock Purchase Warrants", the Minimum Borrowing Note, Revolving Note and the detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional equity in warrants outstanding. The fair value of the warrants was determined based on an internal valuation by the Company using Black Scholes Option Pricing Model with an amount of $531,011 being record. Effectively, the Minimum Borrowing Note and Revolving Note were recorded at a discount of $371,675 and $159,336 respectively. This discount is amortized ratably over the term of the Minimum Borrowing Note and Revolving Note which is three years. During 2005, $35,923 of this discount was amortized into expense.

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

      Overall net segment income for the airfreight operation increased by approximately 73% from $3,675,096 in 2003 to $6,341,289 in 2004. The increase in net income was mainly the result of the organic growth as well as the inclusion of operating results of new subsidiaries during 2004.

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

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization slightly increased approximately 2% from $762,367 in 2003 to $780,022 in 2004. The increase was mainly due to additional computer hardware and software were purchased for the implementation of new logistics system and office renovation at Airgate. Amortization arises from an intangible customer relationship asset recorded in conjunction with the acquisition of Airgate on April 30, 2002. We recorded this asset at the cost of $2,860,000 and are amortizing it on a straight-line basis over a period of five years. During 2004 and 2003, the amortization expense attributable to this asset was $572,000.

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

RISK FACTORS EFFECTING COMPANY OPERATIONS

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

      Changes in governmental deregulation efforts, regulations governing the Company's products, and/or the international trade and tariff environment could all effect the Company's business in unpredictable ways.

      Management believes the Company's business has not been significantly or adversely effected by inflation in the past. Historically, the Company has generally been successful in passing cost increases to its customers by means of price increases. However, competitive market place conditions could impede the Company's ability to pass on future cost increases to customers and could erode the Company's operating margins.

      The Company continues to assess and improve financial controls, and has negotiated successfully with its banks to get credit facilities for future financial needs.

Additional risks and uncertainties include:

      o Governmental deregulation efforts, regulations governing the Company's products and/or the international trade and tariff environment adversely effecting our ability to provide services to customers.
      o Competitive marketplace conditions impeding the ability of the Company to pass future cost increases to customers.
      o Dependence of the Company on international trade resulting from favorable worldwide economic conditions.
      o Dependence of the Company on retention and addition of significant customers.
      o The ability to recruit and retain skilled employees in a tight labor market. o The ability of the Company to develop and implement information systems to keep pace with the increasing complexity and growth of the Company's business.
      o The trend of the increasing price of oil has led airlines to charge additional fuel surcharges and pass on their added cost on to shippers and consignees, increasing the Company's shipping costs, that, in turn, results in a reduction in our customers' shipping incentive and increasing our rate of order cancellation;
      o the World Health Organization received reports of the deadly H5N1 Avian influenza virus in various countries with some cases being reported of human infection with the H5N1 Avian influenza virus. As the deadly H5N1 virus can be carried by migratory birds and could spread globally, the Company's operations could be adversely effected by Avian influenza if a human outbreak occurs.

LIQUIDITY AND CAPITAL RESOURCES

      We used approximately $308,000, $3,500,000 and $1,270,000 of cash from operating activities in 2005, 2004 and 2003, respectively. This decrease in the use of cash was mainly attributable to less amounts used in accounts and other receivables.

      Net cash used in investing activities was $945,893, $774,845 and $295,381 in 2005, 2004 and 2003, respectively. In 2005, we used $425,560 to acquire plant and equipment to improve our office facilities, and used $674,606 for the acquisition of subsidiaries. We received payment of a loan receivable in the amount of $48,594, and we received $15,679 from the disposal of property and equipment. We also received $90,000 for the deposit refund from two potential equity investments.

      Net cash provided by financing activities was $1,724,467, $4,908,197 and $2,017,374 in 2005, 2004 and 2003 respectively. During 2005, we repaid a short-term debt to bank of $2,500,000 and also made principal payment under capital lease obligations of $74,772. We received $5,575,487, net of financing costs, from the Laurus transaction. Subsequently, $1,863,799 was repaid on the revolving note. With our lockbox arrangement with Laurus our restricted cash increased $673,158. Net Proceeds from other short term borrowings was $1,326,689. We received $19,600 from the exercise of stock options and $24,827 was used to repurchase treasury stock of the Company.

      Working capital was $9,897,392 (inclusive of restricted cash of approximately $5.8 million) and $6,260,963 as of December 31, 2005 and December 31, 2004 respectively. We believe that we will be able to rely on cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following December 31, 2005. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs, if any.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

      We have entered into various contractual obligations, which may be summarized as follows:

                                                                  Payments Due by Period
---------------------------------------------------------------------------------------------------------------------
                                           Total         Less than 1     1-3 years    4 - 5 years     Thereafter
Contractual Obligations                                     year
---------------------------------------------------------------------------------------------------------------------
                                             $                $              $             $               $
---------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations                   130,586          65,935         64,651           --                --
---------------------------------------------------------------------------------------------------------------------
Operating Leases                          1,496,332         804,619        683,327        8,386                --
---------------------------------------------------------------------------------------------------------------------
Cargo Space Commitments                  $4,436,280      $4,436,280             --           --                --
---------------------------------------------------------------------------------------------------------------------
Series A Preferred Stock and              5,084,866         270,708      4,814,158           --                --
Cumulative Dividends

      We have capital lease obligations of $130,586 as of December 31, 2005, of which $65,935 is repayable within one year, and $64,651 is repayable after one year.

      We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong and China. The total outstanding lease commitments under non-cancelable operating leases are $1,496,332 as of December 31, 2005. As of December 31, 2005, the current portion of these commitments of $804,619 is payable within one year.

      We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of December 31, 2005, the amount outstanding for such commitments to be entered in 2006 was approximately $4.4 million.

      As of December 31, 2005, our commercial commitments may be summarized as follows:

                                            Total Amounts              Amount of                  Expiration
Other Commercial Commitments                  Committed               Commitment                  Per Period
----------------------------------------------------------------------------------------------------------------
                                                                    Less than 1 year               1-3 years
----------------------------------------------------------------------------------------------------------------
Overdraft                                     $1,982,628                  $1,982,628                        $--
----------------------------------------------------------------------------------------------------------------
Invoice Trust Receipt                          2,890,337                   2,890,337                         --
----------------------------------------------------------------------------------------------------------------
Guarantees by bank                               743,710                     743,710                         --
----------------------------------------------------------------------------------------------------------------
Revolving Notes                                  116,201                     116,201                         --
----------------------------------------------------------------------------------------------------------------
Minimum Borrowing Notes,                       3,504,912                          --                  3,504,912
net of discounts of $495,088
----------------------------------------------------------------------------------------------------------------
Payable - minority                               150,120                     150,120                         --
shareholder

      As of December 31, 2005, to finance our working capital, our available banking facilities were approximately $9,033,000 obtained from creditworthy commercial banks in Hong Kong. As of that date, the total amount of bank credit facilities utilized was $4,872,965. This was made up of (i) $1,982,628 of overdrafts; (ii) $2,890,337of invoice trust receipts. Moreover, we have a borrowing facility with Laurus Master Fund Ltd, subject to certain requirements. The total available amount of the credit facility is $7.5 million. As of December 31, 2005, the total amount outstanding for the credit facility, net of discount is $3,621,113, which is comprised of $116,201 on the revolving note and $3,504,912 on the minimum borrowing note.

      While the banks are not obligated to advance any further funds to us, we believe that absent any significant downtrend in business, these sources of credit will continue to be available to us.

OUTLOOK

      We believe the following factors may have a positive impact on our future results of operation and our financial conditions:

CHINA'S INCREASED EXPORTS

      According to the research reports issued by HSBC (China, Seventeenth Edition, second quarter 2005) and Hang Seng Bank Limited (Hang Seng Economic Monthly, April 2005 edition), China's economy began to accelerate in 2002 with GDP growth of over 9% being achieved from 2003 to the first quarter of 2005, with the government targeted to achieve economic growth of 8% for 2005.

      The reports also state that China's foreign trade reached a record US$1,154.8 billion in 2004 with export rising 35% due to 1) partially the weakening of the Renminbi (RMB) and 2) the trade liberalization following the WTO entry. Since China's entry into the WTO, overseas manufacturers have accelerated the relocation of their production facilities to China. Providing trading rights to foreign and private companies, which were phased in during the three years after WTO accession, has also made it more convenient for non-state enterprises to export or source product in China. The share of exports by foreign-invested companies rose by from 50% in 2001 to 57% in 2004. while exports by domestic private companies surpassed those of State-owned Enterprises in 2004. Japan, the USA, the EU and the Hong Kong SAR are China's major export markets, which together accounted for over 68% of the country's total exports. Exports to the foregoing destinations, in terms of the dollar amount, has increased from US$225.1 billion in 2002 to US$406.6 billion, an increase of nearly 81%.

      As a result, the rising trading power of China has been especially important for transportation companies. With extensive operational centers based in Hong Kong and South China, management believes the Company is well positioned to take advantage of this rapid growth in trade

CLOSER ECONOMIC PARTNERSHIP

      We have updated our research on the effects of CPEA since it became operational, and certain of the following information was extracted from the Trade and Industry Department, The Government of HKSAR Press Release "The CEPA benefits Hong Kong economy" on January 5, 2006.

      The Closer Economic Partnership Arrangement ("CEPA") that was signed on June 29, 2003, originally focused on stimulating and enhancing Hong Kong's economic recovery. After that, Six Annexes to CEPA Main Text, Supplement to CEPA (CEPA II) and Supplement II to CEPA (CEPA III) were subsequently signed on September 23, 2003, October 27, 2004 and October 18, 2005 respectively. In theory, CEPA significantly lowers the barriers for Hong Kong enterprises to tap the Mainland China market. Now in its third year of operation, CEPA fostered closer economic co-operation between the Mainland and Hong Kong and contributed to the long-term economic development in both places.

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

      CEPA III, signed in October 2005, just came into effect on January 1, 2006, provides tariff-free access for all products of Hong Kong origin (except prohibited articles) imported into the Mainland upon applications by local manufacturers and upon CEPA rules of origin being met and agreed upon. On trade in services, taking the three phases of CEPA together, the Mainland has agreed to provide preferential treatment to Hong Kong service suppliers in 27 service areas. Twenty three liberalization measures spread across 10 service areas, including distribution and transport, became effective on January 1, 2006 under CEPA III.

      In reviewing its operation in the past two years, CEPA has been implemented smoothly since its inception. More than 10,000 applications for Certificate of Origin under CEPA (CO(CEPA)), with a total export value exceeding HK$3.5 billion (around US$449 million) have been issued. The products concerned range from textiles and clothing and foods to pharmaceutical, plastics and plastics products. The amount of CO(CEPA) issued and the value of CEPA exports in 2005 both recorded more than a 100% increase compared with 2004 after a wide range of products including food and beverages were granted zero-tariff preference under CEPA II.

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

      Companies are decreasing the number of freight forwarders and supply chain management providers with which they interact so that they might work providers who are more familiar with their requirements, processes and procedures, and who can function as long-term partners. As such, freight forwarders that are globally integrated and are able to provide a full complement of services, including pick-up and delivery, shipment via air, sea and land, warehousing and distribution and customs brokerage, are well positioned to gain from this shift.

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

      Foreign exchange rates sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical change in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. As one of the major subsidiaries uses the Hong Kong Dollar (HKD), which has been linked to the U.S. Dollar at a rate of HK$ 7.8 to US$ 1, as its functional currency, there has been no material change in the Company's foreign exchange risk exposure. However, if HKD was unlinked to the US Dollar, an average 10% weakening of the U.S. Dollar, throughout the year ended December 31, 2005, would have had the effect of raising operating income approximately $181,000. An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income by approximately $148,000.

      The Company currently does not utilize any the derivate financial instruments or hedging transactions to manage foreign currency risk.

INTEREST RATE RISK

      The Company does not currently utilize derivative financial instruments to hedge against changes in interest rates. At December 31, 2005, the Company had cash and cash equivalents and restricted cash of $7,800,000 and short-term borrowings of $5,500,000, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings.

      In management's view, there has been no material change in Company's market risk exposure between 2004 and 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements are contained in this Report:

      o     Report of Independent Registered Public Accounting Firm
      o     Consolidated Balance Sheets - December 31, 2005 and 2004;

      o Consolidated Statements of Operations - Years ended December 31, 2005, 2004 and 2003;
      o Consolidated Statements of Stockholders' Equity - Years ended December 31, 2005, 2004 and 2003;
      o Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003; and
      o     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this annual report.

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

      BKD, LLP ("BKD"), our independent auditors, advised our management and Audit Committee that during the course of the fiscal 2005 audit, material weaknesses in internal control were noted relating to insufficient review of allowance for doubtful accounts, lack of documented second review and approval of journal entries, improper sales and purchases cut-off and the Chief Financial Officer is not active enough.

      After discussed their advices with our auditors, we recognize the need for addition documentation of process and, in some cases, enhanced procedures. Since then, we have been correcting the material weaknesses in internal control and it is expected that such corrective measures will be completed by the second quarter of 2006.

      Based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures as of December 31, 2005 were not effective to ensure that material information relating to us and our consolidated subsidiaries is made known to them by others within those entities to allow timely decisions regarding required disclosures.

      Except for the corrective measures referred to above, there have been no other changes in our internal controls, or in other factors that could significantly effect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

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

NAME                  AGE    POSITIONS HELD AND TENURE
----                  ---    -------------------------

Alfred Lam            53     Chairman, Chief Executive Officer, Treasurer and
                             Director since August 2000

Scott Turner          51     President and Director since August 2000

Louisa Chan           45     Director since August 2000

John M. Dauernheim    61     Chief Operating Officer since January 2004

Bill Stangland        65     Chief Financial Officer since June 2004

Kaze Chan             39     Executive Vice President since August 2000
                             and Director since September 2002

Rango Lam             34     Secretary since August 2000

Kwong Sang Liu        44     Director since October 2003

Kenneth Chik          43     Director since January 2005

Chung Leung Yu        35     Director since June 2005

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

      MS. LOUISA CHAN has been a director of the Company since December 2000. She has a Diploma of Accounting. She is the spouse of Alfred Lam.

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

      MR. KWONG SANG LIU was appointed to the Board of Directors in October 2003, and is a member of the audit committee. Mr. Liu is a Certified Public Accountant in Hong Kong and Mr. Liu acts as the independent non-executive director of several public companies listed on the Hong Kong Stock Exchange.

      MR. KENNETH CHIK was appointed to the Board of Directors in January 2005 and is a member of the audit committee. Mr. Chik is a Barrister at Law in Hong Kong and, since September 1988, has been in private practice in Hong Kong. Mr. Chik has a broad-based litigation practice including real property, trust contract, company and general commercial disputes.

      MR. CHUNG LEUNG YU was elected to our Board of Directors at our annual meeting of stockholders in June 2005 and became a member of the Audit Committee immediately thereafter. Mr. Yu is a Certified Public Accountant in Hong Kong, being a member of Lee & Yu, Certified Public Accountants, in Hong Kong, since January 2003. Prior thereto, from July 1993 until joining his current firm, Mr. Yu was an audit manager for the Hong Kong accounting firm of Baker & Tilly.

      There are no arrangements between any director or director nominee of the Company and any other person pursuant to which he was, or will be, selected as a director.

      The Board of Directors has designated Liu Kwong Sang as a "financial expert" as such term is defined in 401(h) of Regulation S-K promulgated under the Securities Act of 1933, as amended. Our Board of Directors believes that Kwong Sang Liu, Kenneth Chik and Chung Leung Yu are "independent directors" as defined by the rules of the AMEX and the SEC. Our Audit Committee will review and reassess the adequacy of the Audit Committee Charter at least annually. The Audit Committee consists of three independent members. Kwong Sang Liu and Chung Leung Yu are professionally engaged in the practice of accounting and auditing.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16 of the Securities Exchange Act of 1934, as amended, requires our officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Commission. Based solely on a review of the forms filed with the SEC and that we have received, we believe that, during the year ended December 31, 2005 all Section 16 filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons except for the following:

      The Form 3 of Mr. Stangland, which was due on July 10, 2004, has not yet been filed.

CODE OF ETHICS

      Our Board of Directors has adopted a Code of Ethics for senior financial officers that applies to our Chief Executive Officer and other senior financial officers. A copy of our Code of Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the annual and long-term compensation paid for the fiscal years ended December 31, 2003, 2004 and 2005 to our Chief Executive Officer and President (collectively, the "Named Executive Officers") and our other officers and those of our subsidiaries whose compensation exceeded $100,000 in any of those years.

                           Summary Compensation Table

                               Annual Compensation
                               -------------------

                                                                                        Long-Term
                                                                                      Compensation
                                                                                         Awards
                                                                                       Securities
                                     Fiscal                                            Underlying            All Other
Name and Positions                    Year            Salary           Bonus           Options (#)         Compensation
------------------                    ----            ------           -----           -----------         ------------

                                                  (NAMED EXECUTIVE OFFICERS)

Alfred Lam, Chairman of the           2003             $58,650             $0                $0                    $0
Board of Directors, Chief
Executive Officer and Treasurer       2004             $67,375             $0                $0                    $0

                                      2005             $82,335             $0                $0                    $0

Scott Turner, President               2003            $249,500        $29,976                $0               $24,000

                                      2004            $249,500        $29,976                $0               $24,000

                                      2005            $249,500        $29,976                $0               $24,000

                                                  (OTHER OFFICERS)

Thomas Zambuto, Vice President        2003            $249,500        $29,976                $0               $24,000
of Airgate International Corp.
                                      2004            $249,500        $29,976                $0               $24,000

                                      2005            $249,500        $29,976                $0               $24,000

Stanley Lee, Chief Executive          2003            $239,962             $0                $0               $16,139(1)
Officer of Airgate
International Corp.                   2004            $273,802             $0                $0                $4,752(2)

                                      2005            $292,725        $70,000                $0                $4,717(2)

-------------------

(1) Includes an automobile expense allowance of $4,752 and a corporate award of a watch at a cost of $11,387.

(2)   Automobile expense allowance.

      Employment Agreements. In connection with our acquisition of securities of Airgate International Corp., on April 30, 2002 we entered into three-year employment agreements with Scott Turner and Thomas Zambuto pursuant to which we agreed to pay each of them an annual base salary of $249,500, commencing on January 1, 2003, subject to cost of living increases, along with a bonus, automobile expense allowances and reimbursement of business expenses. (See Item 13 - "Certain Relationships and Related Transactions of the Company's Form 10-K."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of March 15, 2006, we had a total of 27,043,578 shares of common stock issued and outstanding.

      The following table sets forth information, as of March 15, 2006, with respect to the beneficial ownership of our common stock by: (i) all directors;
(ii) the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

                       (Executive Officers and Directors)

                                                      Number of Shares       Approximate Percent
                     Name                            Owned Beneficially        of Class Owned
                     ----                            ------------------        --------------
Alfred Lam (1) (2) (3)                                    17,761,448                  66%
Louisa Chan (1) (2) (3)                                   17,761,448                  66%
John N. Dauernheim                                             1,000                   *
Bill Stangland                                                     0                   *
Scott Turner (1)                                             676,800                 2.5%
Kaze Chan (1)                                                 62,800                    *
Rango Lam (1)                                                 20,000                    *
Each of Kenneth Chik, Liu Kwong Sang and Chung
Leung Yu (1)                                                       0                    *
All Executive Officers and Directors, as a                18,522,048                 68.5%
Group (10 persons)

*     Denotes less than 1%

------------------------

(1) The address for Alfred Lam, Louisa Chan, John N. Dauernheim, Bill Stangland and Kaze Chan and Rango Lam, is c/o Pacific CMA, Inc., Unit D 11/F, Garment Center, 576-586 Castle Peak Road, Chung Sha Wan, Kowloon, Hong Kong. The address for Scott Turner is c/o Airgate International Corp., 153 -04 Rockaway Blvd., Jamaica, N.Y. 11434. The address for Kenneth Chik is Suite 106, 1/F Crocodile House 1, 50 Connaught Road, Central Hong Kong. The address for Liu Kwong Sang is Unit 1003, 10/F Rightful Center, 12 Tak Hing Street, Tsim Sha Tsui, Kowloon, Hong Kong. The address for Chung Leung Yu is Suite 1303-04 & 1503, Chinachem Johnston Plaza, 178-186 Johnston Road, Wanchai, Hong Kong.

(2) Includes 8,000,000 shares owned by Buller Services Corp. Alfred Lam is the beneficial owner of the shares held by Buller Services Corp.

(3)   Alfred Lam and Louisa Chan are husband and wife.

                               Other Stockholders

      If all shares of our common stock issuable upon conversion of shares of our A Preferred Stock and issuable upon the exercise of warrants held by Crestview Capital Master LLC ("Crestview") were converted and exercised, respectively, Crestview would own approximately 11% of our common stock. However, the contract restrictions contained in the relevant purchase agreements prohibit Crestview from owning in excess of 4.9% of our common stock. Crestview has advised the Company that it is beneficially owned by Richard Levy and Stewart Flint. The address for Crestview is 95 Revere Drive, Suite A, Northbrook, Illinois 60062.

      If all shares of our common stock issuable upon conversion of shares of our A Preferred Stock and issuable upon the exercise of warrants held by Midsummer Investment, Ltd. ("Midsummer Ltd.") were converted and exercised, respectively, Midsummer would own approximately 16% of our Common Stock. However, the contract restrictions contained in the relevant purchase agreements prohibit Midsummer Ltd. From owning in excess of 4.9% of our common stock. Midsummer Ltd. has advised us that Midsummer Capital, LLC is the investment manager to Midsummer Ltd. By virtue of such relationship, Midsummer Capital LLC may be deemed to have dispositive power over the shares owned by Midsummer Ltd. Midsummer Capital, LLC disclaims beneficial ownership of such shares. Mr. Michael Amsalem and Mr. Scott Kaufman have delegated authority from the members of Midsummer Capital, LLC with respect to our shares owned by Midsummer Ltd. Messrs. Amsalem and Kaufman may be deemed to share dispositive power over our shares owned by Midsummer Ltd. Messrs. Amsalem and Kaufman disclaim beneficial ownership of such shares and neither person had any legal right to maintain such delegated authority. The address for Midsummer Ltd. is 485 Madison Avenue, New York, New York 10022.

      If all of our common stock issuable upon conversion of our indebtedness to Laurus pursuant to a Minimum Secured Note, issuable upon exercise of the Laurus Warrant and we paid Laurus interest on our debt to Laurus in shares of our common stock, Laurus would own approximately 21.1% of our common stock. However, the contract restrictions in the relevant agreements to the Laurus Financing prohibit Laurus from owning in excess of 4.99% of our common stock. Laurus has advised us that Laurus Capital Management, LLC is its investment manager and David Grin and Eugene Grin are the sole managing members of Laurus Capital Management LLC. The address for Laurus is 825 Third Avenue, 14th Floor, New York, New York 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On April 30, 2002, we completed the acquisition of 81% of the issued and outstanding capital stock of Airgate International Corp. ("Airgate"). Scott Turner, our President and a member of our Board of Directors was a principal shareholder and was and continues to be an officer and director of Airgate. The consideration payable to Mr. Turner, pursuant to the agreement whereby we acquired Airgate, was $1,430,000 comprised of $750,000 in cash ($150,000 paid at closing of the acquisition) with $600,000 payable in installments, now fully paid, having been partially offset by a loan of $62,116 due from Airgate to Mr. Turner. The balance of the purchase price of Airgate was paid by the issuance of 850,000 shares of our common stock with an estimated fair market value of $0.80 per share at that time.

      As of December 31, 2005, 2004 and 2003, Alfred Lam and Louisa Chan had personally guaranteed $9,264,516, $9,810,167 and $6,008,594, respectively, in general banking and loan facilities granted by various banks to the Company and its subsidiaries.

      As of December 31, 2005 and December 31, 2004, the Company had a payable to a minority shareholder of a subsidiary of $150,120 and $79,409, respectively. The payable accrues interest at 3% per annum, is unsecured and has no fixed repayment terms.

      As of December 31, 2003, balances due to Alfred Lam in the amount of $20,493 was unsecured, did not bear interest and had no fixed terms.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Our principal outside accountant is BKD, LLP. Set forth below are the fees and expenses for BKD, LLP for each of the last two years for the following services provided to us:

                                               2005              2004
                                               ----              ----

Annual Audit and Quarterly Review Fees      $164,000          $126,000

Audit-Related Fees (1)                        49,500            33,000

Tax Fees (2)                                  44,500            43,500

Total Fees                                   256,000           202,500

(1) Audit-related service fees include fees for issuance of consents and comfort letters, audit and accounting assistance with respect to our financing arrangements, equity transactions and acquisitions during the year.
(2) Tax return preparation, quarterly estimates, tax planning and tax-related research.

      The Audit Committee of our Board of Directors approves each non-audit engagement or service with or by our independent auditor. Prior to approving any such non-audit engagement or service, it is the Committee's practice to first receive information regarding the engagement or service that (i) is detailed as to the specific engagement or service, and (ii) enables the Committee to make a well-reasoned assessment of the impact of the engagement or service on the auditor's independence. The Audit Committee approved all non-audit engagements with, and services provided by, our auditors during 2005.

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

3.3B Certificate of Amendment to Certificate of Designations (incorporated by reference, filed with Registrant's Form 8-K on May 10, 2004).

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

10.17A&B Warrants issued to Duncan Capital, LLC by Pacific CMA, Inc., dated as of November 18, 2003 (incorporated by reference, filed with Registrant's Form S-3, File No. 333-111163, on December 15, 2003).

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

10.26 Security Agreement, dated as of July 29, 2005, by and among Registrant, certain United States subsidiaries of the Registrant and Laurus Master Fund, Ltd. ("Laurus") (incorporated by reference, filed with Registrant's Form 8-K on August 4, 2005).

10.27 Form of Secured Convertible Minimum Borrowing Note issued to Laurus, dated as of July 29, 2005 and due July 29, 2008 (incorporated by reference, filed with Registrant's Form 8-K on August 4, 2005).

10.28 Form of Secured Revolving Note issued to Laurus, dated as of July 29, 2005 and due July 29, 2008 (incorporated by reference, filed with Registrant's Form 8-K on August 4, 2005).

10.29 Stock Pledge Agreement, dated as of July 29, 2005, by and between the Registrant, certain United States subsidiaries of the Registrant and Laurus Master Fund, Ltd. (incorporated by reference, filed with Registrant's Form 8-K on August 4, 2005).

10.30 Form of Warrant issued to Laurus, dated as of July 29, 2005 (incorporated by reference, filed with Registrant's Form 8-K on August 4, 2005).

10.31 Registration Rights Agreement, dated as of July 29, 2005, by and between the Registrant and Laurus (incorporated by reference, filed with Registrant's Form 8-K on August 4, 2005).

14.1 Registrant's Code of Ethics for Chief Financial Officer (incorporated by reference, filed with Registrant's Annual Report on Form 10-KSB on March 29, 2004).

14.2 Registrant's Audit Committee Charter (Revised) (incorporated by reference, filed with Registrant's Form 8-K on September 2, 2005).

21.1          Subsidiaries of the Registrant (1).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)) (1)

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)) (1)

32.1          Certificate of the Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)) (1)

32.2          Certificate of the Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)) (1)

----------------------------

(1)   Exhibit filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PACIFIC CMA, INC..

                                               By:   /s/ Alfred Lam
                                                     -------------------------
                                                     Alfred Lam
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                                     March 30, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2006               /s/ Alfred Lam
                             -------------------------------------------------
                             Alfred Lam
                             Chief Executive Officer and Director (principal
                             executive officer)

March 30, 2006               /s/ Bill Stangland
                             -------------------------------------------------
                             Bill Stangland
                             Chief Financial Officer
                             (principal financial and accounting officer)

March 30, 2006               /s/ Scott Turner
                             -------------------------------------------------
                             Scott Turner
                             President and Director

March 30, 2006               /s/ Louisa Chan
                             -------------------------------------------------
                             Louisa Chan, Director

March 30, 2006               /s/ Kaze Chan
                             -------------------------------------------------
                             Kaze Chan, Director

March 30, 2006               /s/ Kwong Sang Liu
                             -------------------------------------------------
                             Kwong Sang Liu, Director

March 30, 2006               /s/ Kenneth Chik
                             -------------------------------------------------
                             Kenneth Chik, Director

March 30, 2006               /s/ Chung Leung Yu
                             -------------------------------------------------
                             Chung Leung Yu, Director

                                Pacific CMA, Inc.
                           December 31, 2005 and 2004

Contents

Independent Accountants' Report                                                1

Consolidated Financial Statements

    Balance Sheets                                                             2

    Statements of Operations                                                   3

    Statements of Stockholders' Equity                                         4

    Statements of Cash Flows                                                   5

    Notes to Financial Statements                                              7

             Report of Independent Registered Public Accounting Firm


Audit Committee, Board of Directors and Stockholders
Pacific CMA, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Pacific CMA, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific CMA, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


BKD, LLP

Indianapolis, Indiana
March 28, 2006

                                Pacific CMA, Inc.
                           Consolidated Balance Sheets
                           December 31, 2005 and 2004

Assets

                                                       2005            2004
                                                   ------------    ------------
Current Assets
    Cash and cash equivalents                      $  2,018,093    $  1,538,146
    Restricted cash                                   5,761,246       5,088,088
  Accounts and notes receivable, net of
   allowance; 2005 - $334,014; 2004 - $295,144       17,386,360      13,480,831
    Refundable income taxes                              12,897              --
    Other receivables                                 2,476,626       2,876,398
    Deposits and prepaid expenses                       666,976         447,809
    Current portion of loan receivable                       --          17,600
    Deferred income taxes                                58,479          57,476
                                                   ------------    ------------
           Total current assets                      28,380,677      23,506,348
                                                   ------------    ------------

Property and Equipment, net                             800,596         619,753
                                                   ------------    ------------

Other Assets
    Goodwill                                          3,240,807       2,740,508
    Intangible assets, net                              982,216       1,357,814
    Deferred income taxes                               992,115         952,319
    Deferred financing costs on Series A
     preferred stock                                    508,035         786,693
    Deferred financing costs on minimum
     borrowing and revolving notes                      502,480              --
    Investment deposit                                  100,000       1,037,001
    Equity investment in affiliates                   1,051,628         258,912
    Other                                                    --          30,994
                                                   ------------    ------------
                                                      7,377,281       7,164,241
                                                   ------------    ------------

                                                   $ 36,558,554    $ 31,290,342
                                                   ============    ============

Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable - bank and revolving note        $  4,989,166    $  6,679,406
    Current maturities of capital lease
     obligations                                         60,465          62,537
    Accounts payable                                 11,560,890       9,357,362
    Payable-minority shareholder                        150,120          79,409
    Accrued expenses                                  1,301,316         908,930
    Short-term loan payable                             315,325              --
    Income taxes payable                                106,003         157,741
                                                   ------------    ------------
           Total current liabilities                 18,483,285      17,245,385
                                                   ------------    ------------

Capital Lease Obligations                                58,969          64,373
                                                   ------------    ------------

Minimum Borrowing Note, net                           3,504,912              --
                                                   ------------    ------------

Series A Preferred Stock, net                         1,833,968       4,228,599
                                                   ------------    ------------

Minority Interest                                       178,789          92,248
                                                   ------------    ------------

Stockholders' Equity
    Common stock, no par value; authorized
     - 100,000,000 shares and issued,
     2005--26,412,437 shares and 2004--25,124,347
     shares                                           5,477,953       5,113,412
    Treasury Common Stock, at cost,
     2005-32,900 shares                                 (24,827)             --
    Warrants outstanding                              1,551,403       1,073,653
    Additional paid-in capital                        4,098,214       1,953,384
    Retained earnings                                 2,403,677       2,760,947
    Accumulated other comprehensive income               35,897          24,174
    Unearned compensation cost                       (1,043,686)     (1,265,833)
                                                   ------------    ------------
           Total stockholders' equity                12,498,631       9,659,737
                                                   ------------    ------------

                                                   $ 36,558,554    $ 31,290,342
                                                   ============    ============

See Notes to Consolidated Financial Statements

                                Pacific CMA, Inc.
                      Consolidated Statements of Operations
                  Years Ended December 31, 2005, 2004 and 2003

                                                      2005             2004             2003
                                                 -------------    -------------    -------------
Freight Forwarding Income                        $ 125,008,642    $  99,600,454    $  73,093,164
                                                 -------------    -------------    -------------

Operating Expenses
    Cost of forwarding                             107,012,073       84,821,796       62,540,068
    General and administrative                      16,043,042       13,175,477        9,840,487
    Depreciation and amortization                      938,321          780,022          762,367
    Stock-based compensation cost                      267,712          286,247          111,143
                                                 -------------    -------------    -------------
                                                   124,261,148       99,063,542       73,254,065
                                                 -------------    -------------    -------------

Operating Income (Loss)                                747,494          536,912         (160,901)
                                                 -------------    -------------    -------------

Other Income (Expense)
    Interest and other income                          173,810          302,624          238,361
    Interest expense                                  (556,985)        (313,920)        (228,178)
    Exchange listing costs                                  --               --         (242,606)
    Withdrawn registration statement costs                  --               --         (171,120)
    Preferred stock dividend and amortization
      of deferred financing costs                     (577,830)        (379,828)              --
    Amortization of preferred stock discount          (274,098)        (168,312)              --
    Preferred stock beneficial conversion             (540,361)        (166,666)              --
    Minimum borrowing note and revolving note
      amortization of deferred financing costs         (44,259)              --               --
    Amortization of minimum borrowing note and
      revolving note discount                          (35,923)              --               --
    Equity in income (loss) of affiliates              (56,443)           8,823               --
                                                 -------------    -------------    -------------
                                                    (1,912,089)        (717,279)        (403,543)
                                                 -------------    -------------    -------------

Loss Before Income Taxes                            (1,164,595)        (180,367)        (564,444)

Provision for Income Taxes (Benefit)                  (814,882)        (488,697)        (572,933)
                                                 -------------    -------------    -------------

Income (Loss) Before Minority Interest                (349,713)         308,330            8,489

Minority Interest                                       (7,557)          19,197               --
                                                 -------------    -------------    -------------

Net Income (Loss)                                $    (357,270)   $     327,527    $       8,489
                                                 =============    =============    =============

Basic Earnings Per Share                         $       (0.01)   $        0.01    $        0.00
                                                 =============    =============    =============

Diluted Earnings Per Share                       $       (0.01)   $        0.01    $        0.00
                                                 =============    =============    =============

See Notes to Consolidated Financial Statements

                                Pacific CMA, Inc.
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2005, 2004 and 2003


                                                  Common Stock, Issued          Treasury Common Stock         Warrants
                                                 Shares         Amount          Shares          Amount       Outstanding
                                             ----------------------------------------------------------------------------
Balance, January 1, 2003                       22,422,450    $  1,551,865              --    $         --    $         --

  Net income
  Foreign currency translation adjustment

      Comprehensive income

  Issuance of common stock                      1,274,240       1,760,329
  Stock grant                                   1,978,900       2,883,298
                                             ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2003                     25,675,590    $  6,195,492              --    $         --    $         --

  Net income
  Foreign currency translation adjustment

      Comprehensive income

  Issuance of common stock on acquisition
    of subsidiary                                 120,000          82,800
  Issuance of common stock for preferred
    stock dividend                                223,757         152,500
  Issuance of warrants                                                                                          1,073,653
  Beneficial conversion on preferred stock
  Stock grant and amortization of
    unearned stock compensation                   155,000         226,100
  Cancellation of prior stock grants           (1,050,000)     (1,543,480)
                                             ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2004                     25,124,347    $  5,113,412              --    $         --    $  1,073,653

  Net loss
  Stock repurchase                                                                 32,900         (24,827)
  Foreign currency translation adjustment

      Comprehensive loss

  Issuance of common stock for preferred
    stock dividend                                396,082         298,750
  Issuance of warrants                                                                                            477,750
  Exercise of options                             200,000          19,600
  Conversion of preferred stock                   625,000             625
  Beneficial conversion on preferred stock
  Stock grant and amortization of
    unearned stock compensation                    67,008          45,566
                                             ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2005                     26,412,437    $  5,477,953          32,900    $    (24,827)   $  1,551,403
                                             ============    ============    ============    ============    ============

                                                                                        Accumulated
                                                                                           Other
                                            Additional                                  Comprehensive    Unearned
                                             Paid-in       Retained     Comprehensive      Income      Compensation
                                             Capital       Earnings        Income          (Loss)          Cost           Total
                                           ----------------------------------------------------------------------------------------
Balance, January 1, 2003                   $  1,786,718  $  2,424,931                   $     (8,325)  $         --    $  5,755,189

  Net income                                                    8,489   $      8,489                                          8,489
  Foreign currency translation adjustment                                     19,765          19,765                         19,765
                                                                        ------------
      Comprehensive income                                              $     28,254
                                                                        ============
  Issuance of common stock                                                                                                1,760,329
  Stock grant                                                                                            (2,572,470)        310,828
                                           ------------  ------------                   ------------   ------------    ------------

Balance, December 31, 2003                 $  1,786,718  $  2,433,420                   $     11,440   $ (2,572,470)   $  7,854,600

  Net income                                                  327,527   $    327,527                                        327,527
  Foreign currency translation adjustment                                     12,734          12,734                         12,734
                                                                        ------------
      Comprehensive income                                              $    340,261
                                                                        ============
  Issuance of common stock on acquisition
    of subsidiary                                                                                                            82,800
  Issuance of common stock for preferred
    stock dividend                                                                                                          152,500
  Issuance of warrants                                                                                                    1,073,653
  Beneficial conversion on preferred stock      166,666                                                                     166,666
  Stock grant and amortization of
    unearned stock compensation                                                                             150,859         376,959
  Cancellation of prior stock grants                                                                      1,155,778        (387,702)
                                           ------------  ------------                   ------------   ------------    ------------

Balance, December 31, 2004                 $  1,953,384  $  2,760,947                   $     24,174   $ (1,265,833)   $  9,659,737

  Net loss                                                   (357,270)  $   (357,270)                                      (357,270)
  Stock repurchase                                                                                                          (24,827)
  Foreign currency translation adjustment                                     11,723          11,723                         11,723
                                                                        ------------
      Comprehensive loss                                                $   (345,547)
                                                                        ============
  Issuance of common stock for preferred
    stock dividend                                                                                                          298,750
  Issuance of warrants                                                                                                      477,750
  Exercise of options                                                                                                        19,600
  Conversion of preferred stock                 549,375                                                                     550,000
  Beneficial conversion on preferred stock    1,595,455                                                                   1,595,455
  Stock grant and amortization of
    unearned stock compensation                                                                             222,147         267,713
                                           ------------  ------------                   ------------   ------------    ------------

Balance, December 31, 2005                 $  4,098,214  $  2,403,677                   $     35,897   $ (1,043,686)   $ 12,498,631
                                           ============  ============                   ============   ============    ============

See Notes to Consolidated Financial Statements

                                Pacific CMA, Inc.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2005, 2004 and 2003

                                                                         2005           2004           2003
                                                                     -----------    -----------    -----------
Operating Activities
    Net income (loss)                                                $  (357,270)   $   327,527    $     8,489
    Items not requiring (providing) cash
       Amortization of preferred stock discount                          274,098        168,312             --
       Preferred stock dividend and amortization of deferred
          financing costs                                                577,830        347,327             --
       Preferred stock beneficial conversion                             540,361        166,666             --
       Amortization of minimum borrowing note and revolving note
          discount and deferred financing costs                           80,182             --             --
       Depreciation and amortization                                     348,496        204,461        190,367
       Amortization of intangibles                                       589,825        575,561        572,000
       (Gain) loss on sale of property and equipment                      (5,186)        (5,304)         9,870
       Minority interest in income (loss) of subsidiaries                  7,557        (19,197)            --
       Common stock issued for services and  employee compensation       267,712        286,247        111,143
       Undistributed loss (income) of affiliates                          56,443         (8,823)            --
       Provision for doubtful accounts                                   145,325         86,575         60,160
       Deferred income taxes                                          (1,140,770)      (830,076)      (688,841)
    Changes in
       Accounts receivable                                            (3,479,378)    (5,835,480)      (956,878)
       Accounts payable                                                1,447,358      1,852,411        920,103
       Accrued expenses                                                  156,835        288,986         89,043
       Income taxes refundable/payable                                   (84,164)       304,833       (387,937)
       Other assets and liabilities                                      267,112     (1,432,314)    (1,197,938)
                                                                     -----------    -----------    -----------
           Net cash used in operating activities                        (307,634)    (3,522,288)    (1,270,419)
                                                                     -----------    -----------    -----------

Investing Activities
    Collection of loans receivable                                        48,594         17,620        249,610
    Acquisition of subsidiaries                                         (674,606)        45,246             --
    Equity investment in affiliates                                           --       (286,647)            --
    Purchase of property and equipment                                  (425,560)      (428,085)       (74,987)
    Proceeds from sale of subsidiary                                          --             --        398,077
    Proceeds from sale of property and equipment                          15,679         13,122         32,819
    Deposit paid for potential equity investment                              --       (136,101)      (900,900)
    Deposit refund from potential equity investment                       90,000             --             --
                                                                     -----------    -----------    -----------
           Net cash used in investing activities                        (945,893)      (774,845)      (295,381)
                                                                     -----------    -----------    -----------

Financing Activities
    Net change in restricted cash                                       (673,158)       697,976     (3,130,475)
    Net change in notes payable - bank                                   693,559        670,812      3,808,893
    Installments paid on acquisition of subsidiary in 2003                    --             --       (900,000)
    Principal payments under capital lease obligation                    (74,772)       (52,978)       (64,422)
    Principal payments on short-term loan                             (2,500,000)      (562,373)      (380,027)
    Principal payments on other loan                                     (60,753)            --             --
    Net change in revolving note                                      (1,863,799)            --             --
    Proceeds from short-term debt                                         72,058          3,054        887,930
    Proceeds from other loan                                             561,072             --             --
    Proceeds from exercise of stock options                               19,600             --             --
    Issuance of common stock, net of issuance costs                           --         (3,000)     1,736,649
    Proceeds from issuance of Series A Preferred Stock and
      detachable stock warrants                                               --      5,000,000             --
    Proceeds from minimum borrowing note and revolving note            6,122,226             --             --
    Deferred financing costs paid                                       (546,739)      (824,801)            --
    Advances - director, net                                                  --        (20,493)        58,826
    Purchase of treasury common stock                                    (24,827)            --             --
                                                                     -----------    -----------    -----------
           Net cash provided by financing activities                   1,724,467      4,908,197      2,017,374
                                                                     -----------    -----------    -----------

See Notes to Consolidated Financial Statements

                                Pacific CMA, Inc.
                Consolidated Statements of Cash Flows (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

                                                                     2005         2004         2003
                                                                  ----------   ----------   ----------
Increase in Cash and Cash Equivalents                                470,940      611,064      451,574

Foreign Currency Exchange Difference                                   9,007       14,842       19,009

Cash and Cash Equivalents, Beginning of Year                       1,538,146      912,240      441,657
                                                                  ----------   ----------   ----------

Cash and Cash Equivalents, End of Year                            $2,018,093   $1,538,146   $  912,240
                                                                  ==========   ==========   ==========

                                                                     2005         2004         2003
                                                                  ----------   ----------   ----------

Supplemental Cash Flows Information
    Interest paid                                                 $  274,098   $  346,420   $  227,391
    Income taxes paid                                                433,771       75,862      507,845
    Income taxes refunded                                             23,882       39,250           --
    Capital lease obligation incurred for equipment                   66,968      131,445       36,628
    Acquisition of WCL Global Logistics Ltd (subsidiary)             536,030           --           --
    Acquisition of AIO Global Logistics Ltd (subsidiary)             123,564           --           --
    Acquisition of Seabridge International Pte Ltd (subsidiary)       15,012           --           --

See Notes to Consolidated Financial Statements

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

      The Company is a global, non-asset based logistic and freight forwarder providing supply chain logistics services. It coordinates the shipping and the storage of raw materials, supplies, components and finished goods by air, sea, river, rail and road. Its cargo includes garments on hangers, refrigerated cargo, hazardous materials and perishable goods. The Company has operating locations in Chicago, New York, Los Angeles, Miami, Singapore, Hong Kong and the Peoples Republic of China. At December 31, 2005 and 2004, the Company had approximately $8,943,000 and $7,250,000, respectively, of net assets in foreign countries.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AGI Logistics (Hong Kong) Limited; Shenzen Careship International Transportation Limited; Pacific CMA International, LLC; Paradigm International Inc. and AGI China Limited. Also included are its majority owned subsidiaries, Airgate International Corp. (99%), AGI Freight Singapore Pte Limited (60%), Seabridge International Pte Limited (60%), WCL Global Logistics Limited (51%) and AIO Global Logistics Limited (51%). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

      The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2005 and 2004, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit. At December 31, 2005, the Company's cash accounts in the United States of America exceeded federally insured limits by approximately $1,155,600.

Restricted Cash

      Restricted cash consists of fixed deposits, collateral deposits and certificates of deposit held by banks providing collateral for overdraft, trust receipts, letters of credit and support bank guarantees provided to certain vendors of the Company. At December 31, 2005 and 2004, the restricted cash held for these facilities amounted to $5,313,158 and $5,088,087, respectively. The restricted cash also includes cash held in lockbox account for financing the loan arrangement of the minimum borrowing note and the revolving note with details discussed in note 7. As of December 31, 2005, the cash held in the lockbox account amounted to $448,088 under the compensating balance arrangement.

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

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

      Notes receivable are stated at their outstanding principal amount, net of an allowance for uncollectible notes. The Company provides an allowance for uncollectible notes, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Outstanding notes accrue interest based on the terms of the respective note agreements. A note receivable is considered delinquent when the debtor has missed three or more payments. At that time, the note is placed on non-accrual status and interest accrual ceases and does not resume until the note is no longer classified as delinquent. Delinquent notes are written off based on individual credit evaluation and specific circumstances of the borrower.

Property and Equipment

      Property and equipment are depreciated over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Annual depreciation is primarily computed using the straight line method. Estimated useful lives of each class of assets are as follows:

                                                            Estimated Useful
                                                                  Life
      Office equipment                                          3-5 years
      Furniture and fixtures                                    3-5 years
      Motor vehicles                                            3-5 years

Goodwill

      Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Intangibles

      Intangible assets consist of non-contractual customer relationships identified during the acquisitions of various subsidiaries. They are recorded at cost allocated at acquisition and are amortized on a straight-line basis over their estimated useful economic life, five years for Airgate International Corporation and Paradigm International Inc. and eight years for WCL Global Logistics Ltd. They are tested for impairment in accordance with FASB Statement No. 142.

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Investment in Affiliates

      The investments in affiliates are stated at amortized cost plus or minus equity in the affiliate's undistributed net income or loss since acquisition.

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

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Foreign Currency Translation

      The consolidated financial statements include foreign subsidiaries. The Company considers the US Dollar as its functional currency as a substantial portion of the Company's business activities are based in US Dollars. Transactions involving foreign currencies are translated at the approximate rates of exchange existing at the transaction dates. Transaction differences are included in the statements of operations and are not material.

      Assets and liabilities of subsidiaries whose functional currency is not the US Dollar are translated into US Dollars at the rate in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate during the year. The effects of translation adjustments have been recorded in accumulated other comprehensive income (loss).

Reclassifications

      Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net earnings.

Note 2: Loan Receivable

      As of December 31, 2005 and 2004, $0 and $48,594 was due from Thomas Zambuto, President and former shareholder of Airgate International Corp. The note was uncollateralized and interest free.

Note 3: Property and Equipment, net

      Property and equipment consists of the following:

                                                   2005               2004
                                             ----------------------------------

      Office equipment                       $       681,571    $       532,863
      Furniture and fixtures                         768,165            548,484
      Motor vehicles                                 318,155            273,715
                                             ---------------    ---------------
                                                   1,767,891          1,355,062
      Less: Accumulated depreciation                 967,295            735,309
                                             ---------------    ---------------

                                             $       800,596    $       619,753
                                             ===============    ===============

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

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

      Also at December 31, 2005, the Company deposited $100,000 with a potential acquisition target in the United States. The Company has signed a letter of intent with the target.

Note 5: Acquired Intangible Assets and Goodwill

      The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2005 and 2004, were:

                                                      2005                               2004
                                             Gross                             Gross
                                           Carrying        Accumulated       Carrying         Accumulated
                                            Amount        Amortization        Amount          Amortization
                                          ------------------------------------------------------------------
      Amortized intangible assets
         -non-contractual customer
         list                             $  3,100,934     $   2,118,718    $   2,886,708    $     1,528,894
                                          ============     =============    =============    ===============

      Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $589,825, $575,561 and $572,000, respectively. Estimated amortization expense for each of the following five years is:

      2006                                                     $        605,246
      2007                                                              223,913
      2008                                                               33,246
      2009                                                               29,685
      2010                                                               27,904

      The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 were:

                                                    2005               2004
                                              ----------------------------------

      Balance as of January 1                 $     2,740,508    $     2,683,768
          Goodwill acquired during the year           500,299             56,740
                                              ---------------    ---------------

      Balance as of December 31               $     3,240,807    $     2,740,508
                                              ===============    ===============

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Note 6: Notes Payable - Bank and Revolving Notes

      Short-term borrowings and weighted average interest rates at December 31, 2005 and 2004, were:

                                                              2005                                 2004
                                                   Weighted                            Weighted
                                                   Average                             Average
                                                  Interest                             Interest
                                                    Rate               Amount            Rate               Amount
                                               ----------------------------------------------------------------------
      Bank Loans                                           --      $          --              6.25%     $   2,500,000

      Bank Overdraft and Trust Receipts                  7.26%     $   4,872,965              4.30%     $   4,179,406

      Revolving note                                     8.25%           116,201                --                 --
                                               --------------      -------------     -------------      -------------

                                                         7.29%     $   4,989,166              5.03%     $   6,679,406
                                               ==============      =============     =============      =============

      Through August, 4, 2005, the Company had a $2,500,000 line of credit that accrued interest at the bank's prime rate plus 0.75%. The line was collateralized by a $1,000,000 certificate of deposit held by the Bank, substantially all the assets of Airgate and a personal guarantee of two directors of the Company. This certificate of deposit was recorded as restricted cash. The note required the Company to meet certain debt to equity ratios and other financial covenants. This line of credit was terminated and repaid in full on August 4, 2005 with the proceeds received from the Company's new financing.

      The Company has certain other banking facilities to finance its working capital. The facilities available totaled approximately $9,033,000 at December 31, 2005. The facilities accrue interest at rates varying with the prime rate in Hong Kong, Hong Kong Interbank Offered Rate (HIBOR), or the cost of funds rate. As of December 31, 2005, these rates ranged between 3.38% - 8.5%. The facilities require annual renewals and are collateralized by personal guarantees of two directors and restricted cash of approximately $4,979,000. As of December 31, 2005 and December 31, 2004, amounts outstanding against these facilities were $4,872,965 and $4,179,406, respectively.

      Also, as of December 31, 2005, the Company has an outstanding balance on a revolving note of $116,201. The details of the revolving note are discussed in Note 7.

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Note 7: Revolving Note and Minimum Borrowing Note

      Effective August 4, 2005, the Company completed a financing transaction with Laurus Master Fund, Ltd. ("Laurus") pursuant to the terms of a Security Agreement (the "Security Agreement"), dated as of July 29, 2005, by and among the Company, certain of the Company's United States subsidiaries (the "Subsidiaries"), and Laurus (the "Financing"). Pursuant to the Security Agreement, the Company issued and sold to Laurus (i) a Secured Convertible Minimum Borrowing Note (the "Minimum Borrowing Note") in the principal amount of $4 million, which is convertible into shares of the Company's common stock, par value $.001 per share (the "Common Stock"), and (ii) a Secured Revolving Note (the "Revolving Note," and, together with the Minimum Borrowing Note, the "Notes"), which Notes are in the aggregate principal amount of $7.5 million. The Revolving Note also is convertible into shares of Common Stock. The Company also issued to Laurus a warrant (the "Warrant") to purchase, at any time prior to July 29, 2012, up to 1,500,000 shares of Common Stock at a purchase price of $1.00 per share, subject to adjustments. The issuance of the Notes and the Warrant were completed in a private placement pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

      As of December 31, 2005, the outstanding balance of the Minimum Borrowing Note, net of discount, is $3,504,912 and the unamortized discount is $495,088.

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

      As required by the Registration Rights Agreement related to the financing transaction, the Company filed a registration statement with the Securities and Exchange Commission ("Commission") for the shares of our Common Stock issuable upon conversion of our debt to Laurus and exercise of the Laurus warrants. During the Commission's comment process for that registration statement, it appeared that the Commission would not declare the registration statement effective. The Company believes that the rollover feature of the agreement was viewed as an impermissible continuation of a private offering while in registration. As a result, the Company filed an application to withdraw the registration statement with the Commission. The agreements with Laurus contained monetary penalty provisions, if among other things, the registration statement did not become effective by a certain date that has now passed. Laurus has waived all penalties. The Company intends to restructure the transaction with Laurus to remove any objections that the Commission may have and file a new registration statement.

Note 8: Short-Term Loan Payable

      As of December 31, 2005, the Company has a short-term loan to finance its business tax payable in Hong Kong. The facility available totaled approximately $376,077 and accrues interest at the bank's prime rate minus 0.75% with maturity date on October 31, 2006. The facility is unsecured and collateralized by a personal guarantee of a director. As of December 31, 2005, the rate is 7.25% and the amount outstanding against this facility is $315,325.

Note 9: Capital Lease Obligations

      The Company has entered into various capital leases for automobiles and postage equipment expiring at various dates through 2009.

      Aggregate annual payments on capital lease obligations at December 31, 2005 are:

                                                     2005                2004
                                                 -------------------------------
      2005                                       $        --
                                                                     $    68,457
      2006                                            65,935              44,886
      2007                                            44,393              23,400
      2008                                            16,045               2,320
      2009                                             4,213                  --
                                                 -----------         -----------
                                                     130,586             139,063
      Less: amount representing interest              11,152              12,153
                                                 -----------         -----------

      Present value of future minimum
        lease payments                           $   119,434         $   126,910
                                                 ===========         ===========

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

      Property and equipment include the following property under capital leases:

                                                      2005           2004
                                                 ---------------------------

      Equipment                                  $    205,909   $    207,502
      Less: accumulated depreciation                   92,640         81,839
                                                 ------------   ------------

                                                 $    113,269   $    125,663
                                                 ============   ============

Note 10: Operating Leases

      The Company has noncancellable operating leases for operating locations and office equipment that expire in various years through 2010. These leases generally require the Company to pay all executory costs (property taxes, maintenance and insurance).

      Future minimum lease payments at December 31, 2005, were:

      2006                                                   $       804,619
      2007                                                           408,477
      2008                                                           219,816
      2009                                                            55,034
      2010                                                             8,386
                                                             ---------------

                                                             $     1,496,332

      Rental expense for all operating leases for the years ended December 31, 2005, 2004 and 2003 was $759,229, $512,619 and $445,927, respectively.

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Note 11: Income Taxes

      Income (loss) before provision for income taxes was taxed under the following jurisdictions for the years then ended:

                                  2005            2004            2003
                              -------------------------------------------

      United States           $(3,186,659)    $(1,819,684)    $(1,140,624)
      Hong Kong                 1,967,797       1,687,309         576,180
      Singapore                    54,267         (47,992)             --
                              -----------     -----------     -----------

                              $(1,164,595)    $  (180,367)    $  (564,444)
                              ===========     ===========     ===========

      The provision for income taxes includes these components:

                                                2005           2004           2003
                                            -----------------------------------------
      Taxes currently payable
          United States                     $   (45,246)   $    56,570    $   (24,428)
          Hong Kong                             349,809        284,809        140,336
          Singapore                                  --             --             --

      Deferred income taxes
          United States                      (1,122,662)      (856,812)      (652,374)
          Hong Kong                               1,948         26,736        (36,467)
          Singapore                               1,269             --             --
                                            -----------    -----------    -----------

             Income tax (benefit) expense   $  (814,882)   $  (488,697)   $  (572,933)
                                            ===========    ===========    ===========

      A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                    2005           2004          2003
                                               -----------------------------------------
      Computed at the statutory rate (34%)     $  (395,962)   $   (61,325)   $  (191,911)
      Increase (decrease) resulting from
          Nondeductible expenses                    50,335         34,881         28,314
          Nontaxable income                             --             --        (26,310)
          Stock compensation cost                     (855)       (30,947)       (83,361)
          State income taxes                      (127,651)      (189,562)      (125,122)
          Effect of foreign tax rates             (319,242)      (261,912)       (92,032)
          Effective tax rate differential on
            deferred income taxes                   23,696         10,918        (82,681)
          Other                                    (45,203)         9,250            170
                                               -----------    -----------    -----------

             Income tax (benefit) expense      $  (814,882)   $  (488,697)   $  (572,933)
                                               ===========    ===========    ===========

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

      The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                                  2005            2004
                                                               --------------------------
      Deferred tax assets
          Net operating loss carryforwards                     $ 1,932,135    $ 1,313,044
          Stock-based compensation expense                         124,052         62,514
          Depreciation                                               7,810         10,677
          Registration costs                                       142,422        136,658
          Allowance for doubtful accounts                           51,833         52,991
          Other                                                        447          8,824
                                                               -----------    -----------
                                                                 2,258,699      1,584,708
      Deferred tax liabilities - beneficial conversion            (840,420)            --
      Deferred tax liabilities - amortization of intangibles      (367,685)      (574,913)
                                                               -----------    -----------

             Net deferred tax asset                            $ 1,050,594    $ 1,009,795
                                                               ===========    ===========

      The above net deferred tax asset is presented on the balance sheets as follows:

                                          2005         2004
                                       -----------------------

      Deferred tax asset - current     $   58,479   $   57,476
      Deferred tax asset - long-term      992,115      952,319
                                       ----------   ----------

             Net deferred tax asset    $1,050,594   $1,009,795
                                       ==========   ==========

      As of December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $4,530,000 and $5,140,000, respectively, that expire between 2019 and 2025. As of the date of acquisition, Airgate had a net operating loss carried forward of approximately $1,474,000, which is subject to annual usage restrictions. The Company anticipates fully utilizing these carryforwards.

      No deferred taxes have been provided on undistributed earnings of the Company's foreign subsidiaries as these earnings will be permanently invested in the Company's foreign operations.

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Note 12: Retirement Plans

      As required by law, the Company operates a Mandatory Provident Fund (Fund) in Hong Kong for the benefit of substantially all of its Hong Kong employees. The assets of the Fund are held separately from those of the Company in a separate provident fund managed by an independent trustee. The Company makes contributions to the Fund as required. For the years ended December 31, 2005, 2004 and 2003, the Company made contributions of $83,809, $82,265 and $67,652, respectively.

      As required by law, the Company makes contributions to the State Pension Scheme, the Central Provident Fund (CPF) in Singapore for the benefit of all of its Singapore employees. CPF contributions are recognized as compensation expense in the period in which the contribution is earned. For the years ended December 31, 2005 and 2004, the Company made contributions of $29,146 and $11,081, respectively.

      The Company does not maintain any retirement plans for its employees in the United States.

Note 13: Stock Plans

      2000 Stock Plan

      The Company has a 2000 Stock Plan ("Plan") to issue stock options and grants pursuant to various agreements with employees, service providers, business associates and others that will have an important business relationship with the Company or its affiliates. The maximum number of shares of the Company's common stock available for issuance under the Plan is 2,200,000 shares. As of December 31, 2005, the maximum number of shares available for future grants under the Plan was 1,025,442 shares. The options and stock grants vest over an 18-month period.

      In June 2005, stock options of 200,000 shares were exercised to purchase the Company's common stock at an exercise price of $0.098. The proceeds of $19,600 received by the Company for the exercise of stock options were credited to common stock. No other options have been granted. Any proceeds received by the Company from exercises of stock options are credited to common stock.

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

      In December 2004, the FASB issued Statement 123R, a revision to Statement
      123. Statement 123R requires that companies recognize expense for these types of equity-based compensation arrangements. The new Statement is effective beginning in the first quarter 2006 for the Company.

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

      A summary of the status of the plan at December 31, 2005 and 2004, and changes during the years then ended is presented below:

                                                    2005                          2004
                                         ----------------------------------------------------------
                                                         Weighted-                      Weighted-
                                                          Average                        Average
                                           Shares      Exercise Price     Shares     Exercise Price
                                         ----------------------------------------------------------
      Outstanding, beginning of year          200,000   $      0.098        200,000   $      0.098
          Granted                                  --                            --
          Exercised                           200,000          0.098             --
          Forfeited                                --                            --
          Expired                                  --                            --
                                         ------------                  ------------

      Outstanding, end of year                     --   $         --        200,000   $      0.098
                                         ============                  ============

      Options exercisable, end of year             --                       200,000
                                         ============                  ============

      Also under the Plan, the Company has issued stock grants for 67,800 and 5,000 shares during 2005 and 2004, respectively. The Company recognizes compensation cost for these grants over the vesting period based on the fair value of the grant at the grant date. Compensation cost related to these stock grants under the Plan was $45,565 and $6,350 for the years ended 2005 and 2004, respectively.

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

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

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

Note 14: Treasury Stock

      Based on the resolution of the Board of Directors in October 2005, the Company authorized the repurchase of shares of its outstanding Common Stock, in an aggregate amount not to exceed $500,000. As of December 31, 2005, 32,900 shares of common stock totaling $24,827 have been repurchased and reflected at cost as a reduction from stockholders' equity.

Note 15: Stock Warrants

      At various dates in 2003, the Company issued warrants for 1,007,455 shares related to a private stock placement. Some of the warrants were issued to the service provider assisting the Company in the transaction (386,335 warrants) and some of the warrants were issued as detachable from the stock issued to the purchasers (621,120 warrants). The warrants were deemed to have an immaterial value and as such no allocation of the stock proceeds was recorded. These warrants expire five years from the date of issuance and have original exercise prices ranging from $0.80 to $2.17 per share. Subject to a financing transaction in August 2005, the exercise price of 957,455 shares was adjusted to $0.88 per share. The adjusted exercise prices range from $0.80 to $0.88.

      In April and May 2004, the Company issued warrants for 1,778,333 shares related to the issuance of the Series A Preferred Stock. Some of the warrants (215,833) were issued for services received in connection with the Preferred Stock issuance and expire five years from date of issuance. The remaining warrants (1,562,500) were issued as detachable stock warrants from the Series A Preferred Stock and expire seven years from the date of issuance. As more fully described in Note 15, the warrants were valued at $1,212,580. The warrants issued to the service providers with an estimated fair value of $133,940, were charged to deferred financing costs. The detachable warrants with a relative fair value of $939,713, were charged to equity. The warrants have original exercise prices that range between $1.44 and $2.00. Subject to a financing transaction in August 2005, the exercise price of 1,562,500 shares was adjusted to $0.88 per share. After the price adjustment, the exercise price of the warrants ranges between $0.88 and $1.44.

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

      In June 2004, the Company issued warrants for 100,000 shares to a financial advisory services provider. These warrants expire five years from the date of issuance and have exercise price at $1.15 per share.

      In August 2005, the Company issued warrants to an investor related to a financing transaction. These warrants allow the investor to purchase at any time prior to July 29, 2012, up to 1,500,000 shares of our common stock at an exercise price of $1.00 per share. These warrants are subject to adjustment in certain events, such as dividends, subdivisions and combinations of shares of our capital stock and similar events.

      Below is a summary of the activity of the outstanding warrants.

                                                 2005                      2004
                                        ----------------------------------------------------
                                                      Weighted-                  Weighted-
                                                       Average                    Average
                                         Shares     Exercise Price  Shares    Exercise Price
                                        ----------------------------------------------------
      Outstanding, beginning of year    2,885,788   $     1.78    1,007,455   $     1.72
          Granted                       1,500,000         1.00    1,878,333         1.81
          Exercised                            --           --           --           --
          Forfeited                            --           --           --           --
          Expired                              --           --           --           --
                                       ----------   ----------   ----------   ----------

      Outstanding, end of year          4,385,788   $     0.96    2,885,788   $     1.78
                                       ==========   ==========   ==========   ==========

      The following table summarizes information about warrants outstanding at December 31, 2005:

                                                Warrants Outstanding
                                      Weighted-Average
    Range of          Number        Remaining Contractual      Weighted-Average
Exercise Prices      utstanding             Life                Exercise Price
-------------------------------------------------------------------------------

 $0.80 to $0.88       1,007,455          2.79 years               $   0.87

 $0.88 to $1.44       1,778,333          5.06 years               $   0.97

     $1.15             100,000           3.44 years               $   1.15

     $1.00            1,500,000          6.58 years               $   1.00

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Note 16: Earnings Per Share

      Earnings per share (EPS) were computed as follows:

                                                                    Year Ended December 31, 2005
                                                       -----------------------------------------------------
                                                                              Weighted-
                                                                               Average           Per Share
                                                               Loss            Shares             Amount
                                                       -----------------------------------------------------
      Net loss                                           $      (357,270)
      Basic earnings per share
          Loss available to common stockholders                 (357,270)      25,647,328     $        (0.01)
                                                                                              ==============
      Effect of dilutive securities
          Stock options                                               --               --
          Warrants                                                    --            4,299
                                                          --------------   --------------
      Diluted earnings per share
          Loss available to common stockholders and
            assumed conversions                          $     (357,270)       25,651,627     $        (0.01)
                                                         ===============   ==============     ==============

      Common stock equivalents related to convertible preferred stock and warrants of 5,056,818 and 4,285,788, respectively, are not included in the calculation of dilutive earnings per share because they have an anti-dilutive effect.

                                                                    Year Ended December 31, 2004
                                                         ---------------------------------------------------
                                                                              Weighted-
                                                                               Average           Per Share
                                                               Loss            Shares             Amount
                                                         ---------------------------------------------------
      Net income                                         $     327,527
      Basic earnings per share
          Income available to common stockholders              327,527         25,895,059      $        0.01
                                                                                               =============
      Effect of dilutive securities
          Stock options                                             --            184,179
          Warrants                                                  --             36,538
                                                         -------------     --------------
      Diluted earnings per share
          Income available to common stockholders
            and assumed conversions                      $     327,527         26,115,776      $        0.01
                                                         =============     ==============      =============

      Common stock equivalents related to convertible preferred stock and warrants of 2,401,065 and 2,685,788, respectively, are not included in the calculation of dilutive earnings per share because they have an anti-dilutive effect.

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

                                                                     Year Ended December 31, 2003
                                                        ----------------------------------------------------
                                                                              Weighted-
                                                                               Average           Per Share
                                                               Loss            Shares             Amount
                                                        ----------------------------------------------------
       Net income                                        $       8,489
       Basic earnings per share
           Income available to common stockholders                8,489        22,805,648      $        0.00
                                                                                               =============
       Effect of dilutive securities
           Stock options                                            --                 --
           Warrants                                                 --                 --
                                                           --------------  --------------
       Diluted earnings per share
           Income available to common stockholders
             and assumed conversions                     $       8,489         22,805,648      $        0.00
                                                         =============     ==============      =============

      Common stock equivalents related to stock options and warrants of 190,051 and 175,664, respectively, are not included in the calculation of dilutive earnings per share because they have an anti-dilutive effect.

Note 17: Preferred Stock

      The Series A Preferred Stock has 10,000,000 shares authorized and 4,450 and 5,000 shares issued as of December 31, 2005 and 2004, with a stated value of $1,000 per share. The Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $1.44 per share and pays a cumulative annual dividend equal to six (6%) percent of the stated value, which at the option of the Company, subject to certain conditions, may be paid in shares of Common Stock. The Series A Preferred Stock is non-voting and mandatorily redeemable at its stated value four years from the date of issuance.

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

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

      On August 4, 2005, the Company completed a financing transaction described in note 7 "Revolving Note and Minimum Borrowing Note". The Notes contain a conversion feature whereby the Notes can be converted to common stock. The conversion price of the first $3,750,000 is convertible at $0.88 per share and the balance is convertible at $1.05. Pursuant to the Certificate of Designation of Preferences Rights and Limitations of Series A Convertible Preferred Stock of the Company executed April 12, 2004, and the Common Stock Purchase Warrants issued to the purchasers of the Company's Series A Convertible Preferred Stock, the Set Price of the Series A Convertible Preferred Stock and the exercise price of the Purchases Warrants, has been adjusted to $0.88 per share accordingly. In accordance with EITF 00-27 and EITF 05-8, the intrinsic value of the additional beneficial conversion option of $2,659,091 was recorded as unamortized discount on the preferred stock and as additional stockholders' equity (warrants outstanding) of $1,595,455 and deferred income taxes of $1,063,636 on the date of conversion price resetting. The additional unamortized discount is amortized to expense using the effective interest method over the remaining life of the Series A Preferred Stock and the deferred tax liability is included in tax expense as the interest expense is recognized. As a result, $540,361 was expensed as amortization from the additional beneficial conversion for Series A Preferred Stock during the year ended December 31, 2005.

      One of the institutional investors converted 250 and 300 shares of the Series A Preferred Stock into shares of Common Stock at a conversion price of $0.88 per share on August 16, 2005 and November 10, 2005, respectively. The outstanding Series A Preferred Stock is redeemable in 2008. The redeemable amounts and unamortized discounts are as follows:

                                             2005                  2004
      Redeemable amount                $     4,450,000        $     5,000,000
      Unamortized discount                  (2,616,032)              (771,401)
                                       ---------------        ---------------
            Carrrying value            $     1,833,968        $     4,228,599
                                       ===============        ===============

      As the Series A Preferred Stock is mandatorily redeemable, it was recorded in accordance with Statement 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The relative fair value of the Series A Preferred Stock was recorded as a long-term liability and the dividends paid and accrued are included in interest expense. Additionally, the Series A Preferred Stock was issued with a beneficial conversion feature. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,666 was recorded as additional finance charges under the caption "Preferred stock beneficial conversion" and credited to additional paid-in capital for the year ended December 31, 2004. Lastly, in accordance with Opinion 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the Series A Preferred Stock and detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional equity. The fair value of the warrants was determined based on an independent valuation. Effectively, the Series A Preferred Stock was recorded at a discount of $939,713. This discount will be amortized ratably over the term of the Series A Preferred Stock. For the year ended December 31, 2005 and 2004, the Company recognized $274,098 and $168,312, respectively related to the amortization of the Series A Preferred Stock discount.

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

      In connection with the issuance of the Series A Preferred Stock, the Company incurred $958,951 of finance costs. These costs have been recorded as an asset and are amortized over the term of the preferred stock. For the year ended December 31, 2005 and 2004, the Company recognized $278,867 and $172,048, respectively related to the amortization of the Series A Preferred Stock deferred financing cost.

      Future amortization of the deferred financing costs and preferred stock discount is as follows:

      2006                                               338,283
      2007                                               466,383
      2008                                               200,673

Note 18: Related Party Transactions

      During the years ended December 31, 2005, 2004 and 2003, the Company had the following transactions with related parties.

      As of December 31, 2005 and 2004, general banking and loan facilities granted by various banks to the Company were secured by directors' (Alfred Lam and Louisa Chan) personal guarantees.

      As of December 31, 2005 and December 31, 2004, the Company had a payable to a minority shareholder of a subsidiary of $150,120 and $79,409, respectively. The payable accrues interest at 3% per annum, is unsecured and has no fixed repayment terms.

Note 19: Equity Investment in Affiliates

      Equity investment in affiliates relates to ownership of Shanghai Air Cargo Ground Handling Services Ltd ("Shanghai Air Cargo"), Vantage Point Services Limited ("Vantage Point") and Careship International Transportation Ltd. ("Careship International") for 35%, 40% and 46.92%, respectively. Shanghai Air Cargo began operations in April 2004 and the interest in Vantage Point and Careship International was acquired by the Company in October 2004 and January 2005 respectively. Financial results of operations of the affiliates during the years ended December 31, 2005 and 2004 are summarized below:

                                                            Year ended December 31, 2005
                                                   Shanghai Air                       Careship
                                                      Cargo        Vantage Point    International
                                                   ----------------------------------------------
      Total Assets                                 $ 1,152,416     $   397,876      $  998,455
      Total Liabilities                                425,512         374,400         207,266
      Total Equity                                     726,904          23,476         791,189
      Net Sales                                      1,428,733       1,048,590         582,723
      Cost of Sales                                  1,092,088         962,818         517,227
      Gross Profit                                     336,644          85,772          65,496
      Net Income (Loss)                                 84,867         (76,696)         19,994
      Equity in Income (Loss) of Affiliates             29,703         (30,678)          9,381

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

                                                            Year ended December 31, 2004
                                                   Shanghai Air                       Careship
                                                      Cargo        Vantage Point    International
                                                   ----------------------------------------------
      Total Assets                                 $   869,139     $   241,705      $        --
      Total Liabilities                                241,261         141,791               --
      Total Equity                                     627,878          99,914               --
      Net Sales                                        873,756         239,710               --
      Cost of Sales                                    570,683         205,884               --
      Gross Profit                                     286,269          33,826               --
      Net Income (Loss)                                 25,562            (309)              --
      Equity in Income (Loss) of Affiliates              8,947            (124)              --

      The Company invested $846,847 in its 46.92% interest in Careship International which amount was $792,453 in excess of the underlying equity in net assets of the investee. This excess was allocated to an intangible asset of $662,991 and the balance of $129,462 to goodwill. The intangible asset related to an exclusive right to do business granted to Careship International by the government of the Peoples Republic of China for a term of ten years. The intangible is being amortized over the term of the exclusive right. The amortization expense is reflected in the equity in income (loss) of affiliates and amounted to $64,849 for the year ended December 31, 2005. The goodwill is not amortized under Statement No. 142 but rather the investment is analyzed for impairment under the requirements of Opinion No. 18.

Note 20: Business Acquisitions

      In 2005, the Company acquired the following three entities for a total cost $761,740, which was paid primarily in cash.

      At July 1, 2005, the Company acquired 51% of the outstanding stock of WCL Global Logistics Ltd. ("WCL") for $623,164. WCL is a non-asset based logistics services company based in Hong Kong. It also has a branch office in Guangzhou, PRC, which handles both air and ocean shipments all over the world. Goodwill and intangible assets of $408,160 and $199,214, respectively, were recognized in this transaction.

      At October 24, 2005, the Company formed a new entity in Hong Kong (AIO Global Logistics, Ltd.) to acquire certain assets of All In One Global Logistics Ltd. The purchase price was $123,564. The Company holds 51% of the outstanding shares of AIO. The shareholders of All In One hold the other 49%. The principal activities of AIO are providing warehouse management and freight forwarding services in Hong Kong. Intangible assets of $93,140 were recognized in this transaction.

Pacific CMA, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

      At November 24, 2005, the Company's subsidiary, AGI Freight Singapore Pte Ltd, purchased all rights to a business name, logo, domain name, websites, activities, networks, customers and contacts of Seabridge Freight International Pte. Limited ("Seabridge") from an individual third party to form a new company called Seabridge International Pte Limited for $15,012. The purchase agreement required the seller and their associates not to engage in any form of business objects or activities similar to or related to the Seabridge for a period of three years from the date of the purchase. The agreement also requests the termination of the registration of Seabridge Freight International Pte. Limited from the Registry of the Accounting & Corporate Regulatory Authority in Singapore. An intangible asset of $15,012 was recognized in this transaction.

      The above transactions were recorded using the purchase method of accounting. The results of operations are included in the consolidated financial statement since the date of acquisition. Assets and liabilities were recorded based on fair values. The purchase price in excess of net identified tangible and intangible assets acquired is accounted for according to FASB Statement No. 142.

Note 21: Disclosures About Fair Value of Financial Instruments

      The estimated fair value of the preferred stock and minimum borrowing note using a discounted cash flow model is approximately $4,268,000 and $4,014,000, respectively.

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

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

      Other Receivables

      At December 31, 2005, included in other receivables on the balance sheet, the Company has $1,256,255 due from one freight forwarding agent. The receivable is unsecured and interest free. Approximately one-third of the amount owned is more than one year past due, of which over 80% has been subsequently settled during January 2006 to March 2006. The Company has agreed to a repayment plan with this agent whereby the amounts outstanding will be repaid by December 2006. Included in accounts receivable trade is $221,063 due from this same agent. The Company believes the amount to be fully collectible and as such no allowance has been provided. It is at least reasonably possible that a change in the estimate of recoverability of these receivables could occur in the near term and the effect could be materially to the financial statements.

      Major Supplier

      The Company has no purchases from and payables to a major supplier who constituted 10% or more of the Company's total purchases and payables during the years ended December 31, 2005, 2004 and 2003

      Major Customers

      Sales to and receivable from customers who comprised 10% or more of the Company's total sales or receivables are as follows:

                             2005                       2004                       2003
                      Sales      Receivable     Sales       Receivable     Sales      Receivable
                   -----------------------------------------------------------------------------
      Customer A           10%           --%          12%           --%          14%          --%
      Customer B           11            --           10            --           --           --
                   ----------    ----------   ----------    ----------   ----------   ----------

                           21%           --%          22%           --%          14%          --%
                   ==========    ==========   ==========    ==========   ==========   ==========

Note 23: Commitments

      Cargo Commitments

      The Company has entered into written agreements with various carriers pursuant to which the Company is committed to utilize a guaranteed minimum amount of cargo space each year. As of December 31, 2005, the minimum amount of such cargo space to be utilized in 2006 was approximately $4,450,000.

      Letters of Credit

      Certain banks have issued letters of credit to guarantee performance to certain vendors on behalf of the Company. The amount available under the letters of credit is approximately $743,700 as of December 31, 2005. These letters of credit are secured by restricted cash.

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Note 24: Segments of the Business

      Business Segments

      The Company operates mainly in two business segments. Those segments are air forwarding and sea forwarding services. The following table summarizes the Company's operations during the years ended December 31, 2005, 2004 and 2003 by operating segment.

                                                            Air Forwarding                           Sea Forwarding
                                              2005              2004            2003              2005             2004
                                         -----------------------------------------------------------------------------------
Revenue                                  $  78,756,811    $  65,169,422    $  47,346,429    $  46,251,831    $  34,431,032

Cost of forwarding                         (66,235,453)     (55,091,649)     (40,350,177)     (40,776,620)     (29,730,147)

Depreciation and amortization                 (573,019)        (506,397)        (474,617)        (365,302)        (181,605)

Interest expense                              (179,916)        (140,850)         (99,735)         (22,924)         (27,558)

Other segment expenses attributable to
   segment                                  (3,914,663)      (3,089,237)      (2,746,804)      (2,014,862)      (1,742,220)
                                         -------------    -------------    -------------    -------------    -------------

Segment income (loss)                    $   7,853,760    $   6,341,289    $   3,675,096    $   3,072,123    $   2,749,502
                                                                                            =============    =============

Net other unallocable expenses*

Minority interest

Net income (loss)

Goodwill                                 $   2,420,584    $   1,798,573    $   2,012,826    $     820,223    $     941,935
Intangible assets                              757,033          888,429        1,430,000          225,183          469,385
Other assets                                22,884,354       22,160,177       12,406,725        9,451,177        5,031,843
                                         -------------    -------------    -------------    -------------    -------------

                     Total assets        $  26,061,971    $  24,847,179    $  15,849,551    $  10,496,583    $   6,443,163
                                         =============    =============    =============    =============    =============

                                          Sea Forwarding                      Total
                                               2003            2005            2004              2003
                                         ----------------------------------------------------------------
Revenue                                  $  25,746,735    $ 125,008,642    $  99,600,454    $  73,093,164

Cost of forwarding                         (22,189,891)    (107,012,073)     (84,821,796)     (62,540,068)

Depreciation and amortization                 (165,958)        (938,321)        (688,002)        (640,575)

Interest expense                                (9,999)        (202,840)        (168,408)        (109,734)

Other segment expenses attributable to
   segment                                  (1,361,309)      (5,929,525)      (4,831,457)      (4,108,113)
                                         -------------    -------------    -------------    -------------

Segment income (loss)                    $   2,019,578       10,925,883        9,090,791        5,694,674
                                         =============    =============    =============    =============

Net other unallocable expenses*                             (11,275,596)      (8,782,461)      (5,686,185)

Minority interest                                                (7,557)          19,197               --
                                                          -------------    -------------    -------------

Net income (loss)                                         $    (357,270)   $     327,527    $       8,489
                                                          =============    =============    =============

Goodwill                                 $     670,942    $   3,240,807    $   2,740,508    $   2,683,768
Intangible assets                              476,667          982,216        1,357,814        1,906,667
Other assets                                 5,390,120       32,335,531       27,192,020       17,796,845
                                         -------------    -------------    -------------    -------------

                     Total assets        $   6,537,729    $  36,558,554    $  31,290,342    $  22,387,280
                                         =============    =============    =============    =============

* The amounts comprised general and administrative expenses for which it was impracticable to make an allocation into each reportable segment.

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

      Geographical Segments

      The table below summarized the Company's revenues during the years ended December 31, 2005, 2004 and 2003 analyzed into geographical locations:

                                   2005            2004             2003
                              ---------------------------------------------

      *IATA Area 1            $ 19,214,974    $ 15,157,473    $  8,986,684
      *IATA Area 2              30,376,139      23,966,060      15,119,636
      *IATA Area 3              75,417,529      60,476,921      48,986,844
                              ------------    ------------    ------------

             Total            $125,008,642    $ 99,600,454    $ 73,093,164
                              ============    ============    ============

      The tables below summarize the Company's assets as of December 31, 2005, 2004 and 2003 analyzed into geographical locations:

                                     Trade          Other          Total
                                  Receivables      Assets         Assets
                                  ----------------------------------------
      2005
          *IATA Area 1            $  8,381,548  $ 10,141,698  $ 18,523,246
          *IATA Area 2               3,045,265            --     3,045,265
          *IATA Area 3               5,959,547     9,030,496    14,990,043
                                  ------------  ------------  ------------

             Total                $ 17,386,360  $ 19,172,194  $ 36,558,554
                                  ============  ============  ============

                                     Trade          Other          Total
                                  Receivables      Assets         Assets
                                  ----------------------------------------
      2004
          *IATA Area 1            $  9,521,971  $  8,802,869  $ 18,324,840
          *IATA Area 2               2,101,998            --     2,101,998
          *IATA Area 3               1,856,862     9,006,642    10,863,504
                                  ------------  ------------  ------------

             Total                $ 13,480,831  $ 17,809,511  $ 31,290,342
                                  ============  ============  ============

                                     Trade          Other          Total
                                  Receivables      Assets         Assets
                                  ----------------------------------------
      2003
          *IATA Area 1            $  5,309,072  $  7,728,387  $ 13,037,459
          *IATA Area 2                 291,203            --       291,203
          *IATA Area 3               1,760,584     7,298,034     9,058,618
                                  ------------  ------------  ------------

             Total                $  7,360,859  $ 15,026,421  $ 22,387,280
                                  ============  ============  ============

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

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

Note 25: Supplementary Financial Information

      Quarterly Results (Unaudited)

                                                                      2005
                                        ---------------------------------------------------------------------------------
                                            First            Second           Third            Fourth       Total for the
                                        quarter ended    quarter ended    quarter ended    quarter ended     year ended
                                        ---------------------------------------------------------------------------------
                                            March 31         June 30       September 30     December 31      December 31
                                        ---------------------------------------------------------------------------------
      Net Sales                         $  25,604,545    $  29,053,425    $  33,945,901    $  36,404,771    $ 125,008,642
      Gross Profit                          4,096,418        4,441,004        5,018,799        4,440,348       17,996,569
      Operating Income (Loss)                 210,895          466,620          759,130         (689,151)         747,494
      Preferred stock dividend and
         amortization of deferred
         financing costs                     (137,155)        (135,654)        (165,275)        (139,746)        (577,830)
      Amortization of preferred stock
         discount                             (58,732          (58,732)         (88,606)         (68,028)        (274,098)
      Preferred stock beneficial
         conversion                                --               --         (230,671)        (309,690)        (540,361)
      Minimum borrowing note and
         revolving note amortization
         of deferred financing costs               --               --          (28,461)         (15,798)         (44,259)
      Amortization of minimum
         borrowing note and revolving
         note discount                             --               --          (27,642)          (8,281)         (35,923)
      Income (Loss) Before Income
         Taxes and Minority Interest          (76,004)         186,151           73,523       (1,348,265)      (1,164,595)
      Net Income (Loss)                        62,428          317,892          141,225         (878,815)        (357,270)
      Basic Earnings Per Share                   0.00             0.01             0.01            (0.03)           (0.01)
      Diluted Earnings Per Share                 0.00             0.01             0.01            (0.03)           (0.01)

                                Pacific CMA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

      In the fourth quarter ended December 31, 2005, the Company has incurred an operating loss of $689,151 which was mainly due to the increase in cost of forwarding with airlines related to the collection of surcharges for security and advance cargo manifests, as well as a sharp increase in fuel prices. Additionally, during the peak season, the transportation costs suddenly increased sharply due to unexpected higher demand. Since we did not have sufficient time to inform our customers of the increase in our rates, consequently, the increase in costs could not be passed on to our customers and therefore, the gross profit for the fourth quarter of 2005 decreased when compared with the third quarter of 2005. This increase was unexpected and we believe that it will be unlikely to repeat itself.

      Also, there was a significant increase in some of our general and administrative expenses in the fourth quarter of 2005 when compared with the third quarter of 2005. Salaries and allowances and staff benefits increased by $490,000 and $42,000, respectively. These increases were mainly due to the increase in the number of staff during the fourth quarter after the acquisition of the subsidiaries, WCL and AIO during the second half of the year, the year end bonuses paid in December 2005 and other benefits that were included in the fourth quarter of 2005. The Company also made an additional provision for bad debts of $104,000 at year end.

                                                                    2004
                                       ---------------------------------------------------------------------------------
                                           First            Second          Third          Fourth        Total for the
                                       quarter ended    quarter ended   quarter ended   quarter ended     year ended
                                       ---------------------------------------------------------------------------------
                                           March 31        June 30      September 30     December 31      December 31
                                       ---------------------------------------------------------------------------------
     Net Sales                         $ 16,454,513    $ 21,563,487    $ 29,850,668    $ 31,731,786    $ 99,600,454
      Gross Profit                         2,662,898       3,639,978       4,095,260       4,380,522      14,778,658
      Operating Income (Loss)               (267,579)        316,423         365,716         122,352         536,912
      Preferred stock dividend and
         amortization of deferred
         financing costs                          --        (211,867)       (172,587)          4,626        (379,828)
      Amortization of preferred stock
         discount                                 --         (62,979)        (46,601)        (58,732)       (168,312)
      Preferred stock beneficial
         conversion                               --              --              --        (166,666)       (166,666)
      Income (Loss) Before Income
         Taxes and Minority Interest        (261,627)          3,250         118,477         (40,467)       (180,367)
      Net Income (Loss)                     (122,793)         59,839         195,241         195,240         327,527
      Basic Earnings Per Share                 (0.01)           0.00            0.01            0.01            0.01
      Diluted Earnings Per Share               (0.01)           0.00            0.01            0.01            0.01