Form 10-Q
period 2006-03-31
PACIFIC CMA INC
filed 2006-05-15
CIK 1071775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _______________ to _______________.

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

                    c/o Airgate International Corp., 153-04,
                    Rockaway Blvd., Jamaica, New York 11434
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One)

Large accelerated filer [ ]  Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No  [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock:  Outstanding as of: May 1, 2006:  27,184,488 shares

                                PACIFIC CMA, INC.

                               INDEX TO FORM 10-Q

                                                                                  Page No.
                                                                                  --------
PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements

      Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited)
        and December 31, 2005 (Audited)................................................1

      Condensed Consolidated Statements of Operations for the Three Months
        Ended March 31, 2006 and 2005 (Unaudited)......................................3

      Condensed Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 2006 and 2005 (Unaudited) .....................................4

      Notes to Condensed Consolidated Financial Statements (Unaudited).................5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................................18

Item 3.           Quantitative and Qualitative Disclosures About Market Risk...........35

Item 4.           Controls and Procedures .............................................36


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings ...................................................38

Item 1A.          Risk Factors ........................................................38

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds .........38

Item 3.           Defaults Upon Senior Securities .....................................38

Item 4.           Submission of Matters to a Vote of Security Holders .................38

Item 5.           Other Information ...................................................38

Item 6.           Exhibits ............................................................38

SIGNATURES ............................................................................40


                                PACIFIC CMA, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                Pacific CMA, Inc.
                      Condensed Consolidated Balance Sheets
                      March 31, 2006 and December 31, 2005
Assets

                                                                                 (Unaudited)
                                                                                    2006                2005
                                                                               ---------------    ---------------
    Current Assets
        Cash and cash equivalents                                             $      1,376,343   $      2,018,093

        Restricted cash                                                              6,064,992          5,761,246
        Accounts and notes receivable, net of allowance for doubtful
           accounts; 2006 - $255,091;  2005 - $334,014                              17,509,945         17,386,360
        Refundable income taxes                                                         16,263             12,897
        Other receivables                                                            1,604,249          2,476,626
        Deposits and prepaid expenses                                                  718,172            666,976
        Deferred income taxes                                                           58,479             58,479
                                                                               ---------------    ---------------
               Total current assets                                                 27,348,443         28,380,677
                                                                               ---------------    ---------------

    Property and Equipment, net of accumulated depreciation; 2006 -
       $1,061,954; 2005 - $967,296                                                     881,869            800,596
                                                                               ---------------    ---------------

    Other Assets
        Goodwill                                                                     3,755,393          3,240,807
        Intangible assets, net of accumulated amortization; - 2006 -
          $2,269,823; 2005 - $2,118,718                                                881,757            982,216
        Deferred income taxes                                                        1,539,222            992,115
        Deferred financing costs on Series A preferred stock                           406,481            508,035
        Deferred financing costs on minimum borrowing and revolving
          notes                                                                        484,146            502,480
        Investment deposit                                                             450,000            100,000
        Equity investment in affiliates                                              1,041,006          1,051,628
                                                                               ---------------    ---------------
                                                                                     8,558,005          7,377,281
                                                                               ---------------    ---------------

                                                                              $     36,788,317   $     36,558,554
                                                                               ===============    ===============
Liabilities and Stockholders' Equity

    Current Liabilities
        Notes payable - bank and revolving note                               $      5,029,865   $      4,989,166
        Current maturities of capital lease obligations                                 60,466             60,465
        Accounts payable                                                            11,937,657         11,560,890
        Payable-minority shareholder                                                   150,120            150,120
        Accrued expenses                                                             1,071,460          1,301,316
        Short-term loan payable                                                        222,662            315,325
        Income taxes payable                                                           163,422            106,003
                                                                               ---------------    ---------------
               Total current liabilities                                            18,635,652         18,483,285
                                                                               ---------------    ---------------

    Capital Lease Obligations                                                           43,852             58,969
                                                                               ---------------    ---------------

    Minimum Borrowing Note, net                                                      3,515,346          3,504,912
                                                                               ---------------    ---------------

    Series A Preferred Stock, net                                                    1,760,767          1,833,968
                                                                               ---------------    ---------------

    Minority Interest                                                                  143,615            178,789
                                                                               ---------------    ---------------
    Stockholders' Equity
        Common stock, no par value; authorized - 100,000,000 shares and
          issued - 2006 - 27,184,488 shares and 2005 - 26,412,437 shares             4,534,961          5,477,953
        Treasury common stock, at cost, 2006 - 41,800 shares; 2005 -
          32,900 shares                                                                (32,623)           (24,827)
        Warrants outstanding                                                         1,551,403          1,551,403
        Additional paid-in capital                                                   4,697,532          4,098,214
        Retained earnings                                                            1,901,915          2,403,677
        Accumulated other comprehensive income                                          35,897             35,897
        Unearned compensation cost                                                          --         (1,043,686)
                                                                               ---------------    ----------------
               Total stockholders' equity                                           12,689,085         12,498,631
                                                                               ---------------    ---------------

                                                                              $     36,788,317   $     36,558,554
                                                                               ===============    ===============

See Notes to Condensed Consolidated Financial Statements                       1

                                Pacific CMA, Inc.
                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                   2006                2005
                                                                               ---------------    ---------------
    Freight Forwarding Income                                                 $     30,429,925   $     25,604,545
                                                                               ---------------    ---------------
    Operating Expenses
        Cost of forwarding                                                         (25,750,270)       (21,508,127)
        General and administrative                                                  (4,562,123)        (3,561,895)
        Depreciation and amortization                                                 (246,565)          (222,526)
        Stock-based compensation cost                                                  (34,912)          (101,102)
                                                                               ----------------   ----------------
                                                                                   (30,593,870)       (25,393,650)

    Operating Income (Loss)                                                           (163,945)           210,895
                                                                               ----------------   ---------------
    Other Income (Expense)
        Interest and other income                                                      102,750             35,141
        Interest expenses                                                             (186,626)          (114,352)
        Preferred stock dividend and amortization of deferred financing
          costs                                                                       (165,055)          (137,155)
        Amortization of preferred stock discount                                       (99,427)           (58,732)
        Preferred stock beneficial conversion                                         (427,372)                 --
        Minimum borrowing note and revolving note amortization of
          deferred financing costs                                                     (18,334)                 --
        Amortization of minimum borrowing note and revolving note
          discount                                                                     (10,434)                 --
        Equity in loss of affiliates                                                   (10,621)           (11,801)
                                                                               ----------------   ----------------
                                                                                      (815,119)          (286,899)
                                                                               ----------------   ----------------

    Loss Before Income Taxes                                                          (979,064)           (76,004)

    Benefit for Income Taxes                                                          (483,705)          (144,143)
                                                                               ----------------   ----------------

    Income (Loss) Before Minority Interest                                            (495,359)            68,139

    Minority Interest                                                                   (6,403)            (5,711)
                                                                               ----------------   ----------------

    Net Income (Loss)                                                         $       (501,762)  $         62,428
                                                                               ================   ===============

    Basic Earnings Per Share                                                  $          (0.02)  $           0.00
                                                                               ===============    ===============

    Diluted Earnings Per Share                                                $          (0.02)  $           0.00
                                                                               ===============    ===============


See Notes to Condensed Consolidated Financial Statements                       3

                                Pacific CMA, Inc.
                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                    2006                2005
                                                                               --------------     --------------
    Operating Activities
        Net income (loss)                                                     $      (501,762)   $        62,428
        Items not requiring (providing) cash
           Amortization of preferred stock discount                                    99,427             58,732
           Preferred stock dividend and amortization of deferred
              financing costs                                                         166,655            137,155
           Preferred stock beneficial conversion                                      427,372                 --
           Amortization of minimum borrowing note and revolving note
              discount and deferred financing costs                                    28,768                 --
           Depreciation and amortization                                               95,461             78,191
           Amortization of intangibles                                                151,104            144,335
           Common stock issued for services and employee compensation                  34,912            101,102
           Deferred income taxes                                                     (555,969)          (209,677)
           Other                                                                       17,018             30,708
        Changes in
           Accounts receivable                                                       (123,584)            64,354
           Accounts payable                                                           376,767           (720,676)
           Accrued expenses                                                          (229,856)          (186,580)
           Income taxes refundable/payable                                             54,052             62,009
           Other assets and liabilities                                               821,181              8,479
                                                                               --------------     --------------
               Net cash provided by operating activities                              861,546           (369,440)
                                                                               --------------     ---------------

    Investing Activities
        Collection of loans receivable                                                     --                640
        Purchase of property and equipment                                           (176,734)          (124,998)
        Proceeds from sale of property and equipment                                        6              5,256
        Deposit refund (paid) for potential equity investment                        (350,000)            40,000
        Acquisition of subsidiary                                                    (597,945)                 --
                                                                               ---------------    ---------------
               Net cash used in investing activities                               (1,124,673)           (79,102)
                                                                               ---------------    ---------------
    Financing Activities
        Net change in restricted cash                                                (303,746)        (1,202,914)
        Net change in notes payable - bank                                            156,899          1,797,108
        Principal payments under capital lease obligation                             (15,116)           (16,753)
        Proceeds from short-term debt                                                      --             72,683
        Principal payments in other loan                                              (92,663)                 --
        Principal payments of revolving note                                         (116,201)                 --
        Repurchase of common stock                                                     (7,796)                 --
                                                                               ---------------    ---------------
               Net cash provided by financing activities                             (378,623)           650,124
                                                                               ---------------    --------------
    Increase (Decrease) in Cash and Cash Equivalents                                 (641,750)           201,582

    Foreign Currency Exchange Difference                                                   --             (2,310)

    Cash and Cash Equivalents, Beginning of Period                                  2,018,093          1,538,146
                                                                               --------------     --------------

    Cash and Cash Equivalents, End of Period                                  $     1,376,343    $     1,737,418
                                                                               ==============     ==============

    Supplemental Cash Flow Information
        Interest paid                                                         $       186,626    $       114,352


See Notes to Condensed Consolidated Financial Statements                       4

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)

Note 1:  Basis of Presentation

        The accompanying condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

        The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

        The condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2005 included in the Company's Form 10-K filed on March 31, 2006.

    Principles of Consolidation

        The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


    Cash Equivalents

        The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2006, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit. At March 31, 2006, the Company's cash accounts in the United States of America exceeded federally insured limits by approximately $1,030,000.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)


    Restricted Cash

        Restricted cash consists of fixed deposits, collateral deposits and certificates of deposit held by banks providing collateral for overdraft, trust receipts, letters of credit and support bank guarantees provided to certain vendors of the Company. At March 31, 2006, the restricted cash held for these facilities amounted to $5,324,054. The restricted cash also includes cash held in lockbox account for financing the loan arrangement of the minimum borrowing note and the revolving note with details discussed in Note 7. As of March 31, 2006, the cash held in the lockbox account amounted to $740,938 under the compensating balance arrangement.



Note 2:  Investment Deposit

        At March 31, 2006, the Company had deposited $100,000 with a potential acquisition target in the United States. The Company has a signed letter of intent with the target. The estimated purchase price is $1,000,000 to $1,500,000.

        Also, at March 31, 2006, the Company entered into a Stock Purchase Agreement with HTL Logistics Limited, a Cayman Island corporation ("HTL"), pursuant to which the Company has agreed to acquire seventy percent (70%) of the outstanding shares of capital stock of HTL for a purchase price consisting of (i) $1,330,000 and (ii) 2,800,000 shares of the Company's restricted Common Stock. The Company has also been granted an option to purchase the remaining thirty percent (30%) of HTL's outstanding shares of capital stock, which may be exercised by the Company's paying (i) $570,000 and (ii) depending upon certain factors, up to an additional 2,200,000 shares of Common Stock. In addition, the Company has agreed to issue to HTL's shareholders, for the years ended December 31, 2006, 2007 and 2008, a total of up to 750,000 additional shares of Common Stock per year, based on HTL's net profits for those years, and provided that such net profits are equal to or greater than $500,000, with respect to each of those years. The Company has deposited $350,000 with HTL to be applied to the purchase price at the closing of the transaction. HTL is a holding company which owns a series of operating subsidiaries in the freight forwarding business throughout India and Sri Lanka.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)


Note 3:  Earnings Per Share

        The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

                                                                    (Unaudited)
                                                            Three Months Ended March 31
                                                   2006                                     2005
                                                 Weighted                              Weighted
                                                  Average     Per-Share                 Average
                                      Loss        Shares       Amount       Income      Shares    Per-Share Amount
--------------------------------------------------------------------------------------------------------------------
      Net (Loss) Income            $ (501,762)                             $62,428

      Basic EPS
        Income (loss) available
          to common stockholders     (501,762)    26,693,517  $    (0.02)   62,428      25,207,654     $     0.00
                                                              ===========                              ==========
        Stock options and
          warrants                                         --                              179,097
                                                    ---------                              -------

      Diluted EPS
        Income (loss) available
          to common stockholders
          and assumed conversions  $ (501,762)    26,693,517  $    (0.02)  $62,428      25,386,751     $     0.00
                                   ===========    =========== ===========  =======       ==========    ==========


        Common stock equivalents related to warrants, convertible preferred stock and minimum borrowing and revolving note of 4,385,788, 4,375,000 and 4,499,459 shares, respectively, are not included in the calculation of dilutive earnings per share for the three months ended March 31, 2006 because they have an anti-dilutive effect.

        Common stock equivalents related to warrants and convertible preferred stock of 2,835,788 and 3,472,222 shares, respectively, are not included in the calculation of dilutive earnings per share for the three months ended March 31, 2005 because they have an anti-dilutive effect.



Note 4:  Common Stock and Preferred Stock

        As of March 31, 2006, the Company's authorized capital stock was comprised of 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. As of the same date, the Company's issued capital stock was comprised of 27,184,488 shares of common stock and 5,000 shares of preferred stock; 27,184,488 shares of common stock and 3,850 shares of preferred stock are outstanding.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)


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

       On August 4, 2005, the Company completed a financing transaction described in note 7 "Revolving Note and Minimum Borrowing Note". The Notes contain a conversion feature whereby the Notes can be converted to common stock. The conversion price of the first $3,750,000 is convertible at $0.88 per share and the balance is convertible at $1.05. Pursuant to the Certificate of Designation of Preferences Rights and Limitations of Series A Convertible Preferred Stock of the Company executed April 12, 2004, and the Common Stock Purchase Warrants issued to the purchasers of the Company's Series A Convertible Preferred Stock, the Set Price of the Series A Convertible Preferred Stock and the exercise price of the Purchases Warrants, has been adjusted to $0.88 per share accordingly. In accordance with EITF 00-27 and EITF 05-8, the intrinsic value of the additional beneficial conversion option of $2,659,091 was recorded as unamortized discount on the preferred stock and as additional stockholders' equity (warrants outstanding) of $1,595,455 and deferred income taxes of $1,063,636 on the date of conversion price resetting. The additional unamortized discount is amortized to expense using the effective interest method over the remaining life of the Series A Preferred Stock and the deferred tax liability is included in tax expense as the interest expense is recognized. As a result, $427,372 was expensed as amortization from the additional beneficial conversion for Series A Preferred Stock during the first quarter of 2006.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)



    Preferred Stock (continued)


       One of the institutional investors converted shares of the Series A Preferred Stock into shares of Common Stock at a conversion price of $0.88 per share on the following dates:-

                                        Number of Series A Preferred
       Date of conversion                     Stock converted
          August 16, 2005                                      250
          November 10, 2005                                    300
          January 25, 2006                                     300
          March 30, 2006                                       300
                                                   ----------------
              Total converted                                1,150
                                                   ================


        The outstanding Series A Preferred Stock is redeemable in 2008. The redeemable amounts and unamortized discounts are as follows:

                                   March 31, 2006       December 31, 2005
          Redeemable amount       $     3,850,000        $     4,450,000
          Unamortized discount         (2,089,233)            (2,616,032)
                                  ----------------       ----------------
                Carrying value    $     1,760,767       $     1,833,968
                                  ===============        ===============

       As the Series A Preferred Stock is mandatorily redeemable, it was recorded in accordance with Statement 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The relative fair value of the Series A Preferred Stock was recorded as a long-term liability and the dividends paid and accrued are included in interest expense. Additionally, the Series A Preferred Stock was issued with a beneficial conversion feature. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,666 was recorded as additional finance charges under the caption "Preferred Stock dividend and amortization of deferred financing costs" and credited to additional paid-in capital year ended December 31, 2004. Lastly, in accordance with Opinion 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the Series A Preferred Stock and detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional paid-in capital. The fair value of the warrants was determined based on an independent valuation. Effectively, the Series A Preferred Stock was recorded at an original discount of $939,713. This discount will be amortized ratably over the term of the Series A Preferred Stock. For the three months ended March 31, 2006 and 2005, the Company recognized $99,427 and $58,732 respectively related to the amortization of the Series A Preferred Stock original discount.

        In connection with the issuance of the Series A Preferred Stock, the Company incurred $958,951 of finance costs. These costs have been recorded as an asset and are amortized over the term of the preferred stock. For the three months ended March 31, 2006 and 2005, the Company recognized $101,555 and $59,100 respectively related to the amortization of the Series A Preferred Stock deferred financial cost.


        Future amortization of the deferred financing costs and preferred stock discount is as follows:


                  April 1, 2006 to December 31, 2006   $  236,728
                  2007                                    466,383
                  2008                                    200,673

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)


    Stock Based Compensation

        The Company has a 2000 Stock Plan ("Plan") to issue stock options and grants pursuant to various agreements with employees, service providers, business associates and others that will have an important business relationship with the Company or its affiliates. The maximum number of shares of the Company's common stock available for issuance under the Plan is 2,200,000 shares. As of March 31, 2006, the maximum number of shares available for future grants under the Plan was 1,025,442 shares. The options and stock grants vest over an 18-month period. At March 31, 2006 and for the three months ended there no options or grants outstanding or issued under this plan.

        From time to time, the Company has issued other restricted stock grants that are being recognized as compensation expense ratably over the vesting period on a straight line basis. As of March 31, 2006 there were 900,000 grant shares unvested with unearned compensation of $1,008,774. Compensation expense recognized during the three months ended March 31, 2006 and 2005 was $34,912 and $101,102.

        The Company, effective January 1, 2006, adopted Statement of Financial Accounting Standards No. 123R (FAS 123R), "Share-Based Payments" using the modified prospective application method for transition. Accordingly, prior year amounts have not been restated. The transition did not have a material effect on earnings for the three months ended March 31, 2006. Previously, the unearned compensation related to restricted stock grants was recorded as a contra equity account. Under the provisions of FAS 123R, paragraph 74, this unearned compensation is now recorded against the common stock and continue to be amortized. This reclassification is reflected in the balances of common stock as of March 31, 2006.

        Certain other disclosures required under FAS 123R and SAB107 have not been made as they are not material.

    Treasury Stock

        Based on a resolution of the Board of Directors in October 2005, the Company authorized the repurchase of shares of its outstanding Common Stock, in an aggregate amount not to exceed $500,000. As of March 31, 2006, 41,800 shares of common stock totaling $32,623 have been repurchased and reflected at cost as a reduction from stockholders' equity.

Note 5:  Pledge of Assets

        As of March 31, 2006 and December 31, 2005, the Group had pledged restricted cash deposits of $6,064,992 and $5,761,246 respectively.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)


Note 6:  Notes Payable - Bank and Revolving Notes

        Short-term borrowings and weighted average interest rates at March 31, 2006 and December 31, 2005, were:

                                                          March 31, 2006                  December 31, 2005
                                                 ----------------------------------------------------------------
                                                    Weighted          Amount         Weighted          Amount
                                                     Average                          Average
                                                    Interest                         Interest
                                                      Rate                             Rate
                                                 ----------------------------------------------------------------

           Bank Overdraft and Trust Receipts                 7.55%  $  5,029,865             7.26%    $ 4,872,965

           Revolving note (see Note 7)                         --             --             8.25%       116,201
                                                    -------------   ------------     -------------  -------------

                                                             7.55%  $  5,029,865             7.29%    $ 4,989,166
                                                    =============   ============     =============  =============

        The Company has certain banking facilities to finance its working capital. The facilities available totaled approximately $9,419,000 at March 31, 2006. The facilities accrue interest at rates varying with the prime rate in Hong Kong, Hong Kong Interbank Offered Rate (HIBOR), or the cost of funds rate. As of March 31, 2006, these rates ranged between 4.05% - 9.25%. The facilities require annual renewals and are collateralized by personal guarantees of two directors and restricted cash of approximately $4,979,000. As of March 31, 2006 and December 31, 2005, amounts outstanding against these facilities were $5,029,865 and $4,872,965, respectively.

Note 7:  Revolving Notes and Minimum Borrowing Notes

        Effective August 4, 2005, the Company completed a financing transaction with Laurus Master Fund, Ltd. ("Laurus") pursuant to the terms of a Security Agreement (the "Security Agreement"), dated as of July 29,2005, by and among the Company, certain of the Company's United States subsidiaries (the "Subsidiaries"), and Laurus (the "Financing"). Pursuant to the Security Agreement, the Company issued and sold to Laurus (i) a Secured Convertible Minimum Borrowing Note (the "Minimum Borrowing Note") in the principal amount of $4 million, which is convertible into shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), and (ii) a Secured Revolving Note (the "Revolving Note," and, together with the Minimum Borrowing Note, the "Notes"), which Notes are in the aggregate principal amount of $7.5 million. The Revolving Note also is convertible into shares of Common Stock. The Company also issued to Laurus a warrant (the "Warrant") to purchase, at any time prior to July 29, 2012, up to 1,500,000 shares of Common Stock at a purchase price of $1.00 per share, subject to adjustments. The issuance of the Notes and the Warrant were completed in a private placement pursuant to an exemption from registration under
        Section 4(2) of the Securities Act of 1933, as amended.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)



    Revolving Notes and Minimum Borrowing Notes (continued)

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

        As of March 31, 2006, the outstanding balance of the Minimum Borrowing Notes, net of discount, is $3,515,346 and the unamortized discount is $484,654.

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

        Effective May 2, 2006, the Company completed the restructuring the transaction with Laurus. The following material changes were made to the Laurus Credit Facility:

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)



    Revolving Notes and Minimum Borrowing Notes (continued)

        Conversion Feature: The conversion feature of the financing has been limited to the conversion of the Secured Convertible Minimum Borrowing
        Note in the principal amount of $4 million, which is convertible into shares of the Company's common stock at fixed conversion rates of $0.88 per share with respect to the first $3,750,000 and $1.05 per share with respect to the remaining $250,000.

        Additional Warrant: In connection with the restructuring of the financing, the Company issued an additional warrant to Laurus providing Laurus the right to purchase up to an additional 350,000 shares of Common Stock at an exercise price of $0.88 per share.

        Registration Rights: Pursuant to the terms of an Amended Registration Rights Agreement, dated as of May 2, 2006, by and between the Company and Laurus, the Company agreed to file, by June 1, 2006, a registration statement to cover the resales of the shares of Common Stock issuable upon conversion of the Secured Convertible Minimum Borrowing Note and both warrants issued to Laurus, and to have such registration statement declared effective by August 30, 2006. Any prior penalties relating to the Company's inability to register shares of common stock for resale have been waived.

        All other material terms of the financing, which can be found in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005, remain unchanged and in full force and effect.



Note 8:  Related Party Transactions

        As of March 31, 2006 and December 31, 2005, the Company had a payable to a minority shareholder of a subsidiary of $150,120. The payable accrues interest at 3% per annum, is unsecured and has no fixed payment terms.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)

Note 9:  Segment of the Business


    Business Segments

        The Company operates mainly in two business segments. Those segments are air forwarding and sea forwarding services. The accounting policies adopted by the Company for segment reporting are described in the summary of significant accounting policies in the Company's Form 10-K filed for the year ended December 31, 2005.

        The following table summarized the Company's operations for the three months ended March 31, 2006 and 2005 analyzed into air and sea forwarding services:

                                        Air Forwarding               Sea Forwarding                  Total
                                          (Unaudited)                 (Unaudited)                 (Unaudited)
                                 --------------------------------------------------------------------------------------
                                      2006          2005           2006          2005          2006          2005
                                 --------------------------------------------------------------------------------------
          Revenues                 $ 19,950,405  $15,718,901  $10,479,520   $ 9,885,644   $30,429,925   $25,604,545
          Cost of forwarding        (16,622,054) (12,864,037)  (9,128,216)   (8,644,090)  (25,750,270)  (21,508,127)
          Depreciation and
             amortization              (152,050)    (136,119)     (94,515)      (49,039)     (246,565)     (185,158)
          Interest income                34,833           --            2            --        34,835             --
          Interest expense              (62,337)     (48,181)        (473)       (8,434)      (62,810)      (56,615)
          Other segment expenses
             attributable to
             segment                 (1,232,970)    (960,341)    (592,422)     (535,393)   (1,825,392)   (1,495,734)
                                    -----------   -----------   -----------   -----------   -----------   -----------


          Segment income           $  1,915,827  $ 1,710,223  $   663,896   $   648,688     2,579,723     2,358,911
                                    ===========   ==========   ==========    ==========
          Net other unallocated
             expenses                                                                      (3,075,082)   (2,290,772)


          Minority interest                                                                    (6,403)       (5,711)
                                                                                           -----------   -----------


          Net income (loss)                                                               $  (501,762)  $    62,428
                                                                                           ===========   ==========


          Goodwill                 $  2,862,979  $ 1,687,471  $   892,414   $ 1,053,037   $ 3,755,393   $ 2,740,508
          Intangible assets             685,861      744,967      195,896       468,512       881,757     1,213,479
          Other assets               23,310,190   21,389,065    8,840,977     7,258,380    32,151,167    28,647,445
                                    ----------    ----------   ----------    ----------    ----------    ----------


                 Total assets      $ 26,859,030  $23,821,503  $ 9,929,287   $ 8,779,929   $36,788,317   $32,601,432
                                    ===========   ==========     ==========    ==========    ==========    ==========

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)


    Geographical Segments

        The table below summarized the Company's revenues during the three months ended March 31, 2006 and 2005 analyzed into geographical locations:

                                                 (Unaudited)
                                         Three Months Ended March 31
                                   ----------------------------------------
                                           2006               2005
                                   ----------------------------------------
             Revenues
                 * IATA Area 1       $      3,446,612    $      4,089,253
                 * IATA Area 2              5,813,493           6,157,664
                 * IATA Area 3             21,169,820          15,357,628
                                      ---------------     ---------------

                    Total            $     30,429,925    $     25,604,545
                                      ===============     ===============

        The table below summarized the Company's assets as of March 31, 2006 and 2005 analyzed into geographical locations:


                                                 (Unaudited)                                    (Unaudited)
                                            As of March 31, 2006                           As of March 31, 2005
                                                Other Assets                                   Other Assets
                                   Trade         (Including        Total          Trade         (Including         Total
                                 Receivables      Goodwill)        Assets       Receivables      Goodwill)        Assets
                               -----------------------------------------------------------------------------------------------
          Assets
            *IATA Area 1         $ 7,317,070     $ 13,291,131    $ 20,608,201   $ 7,101,504     $  8,879,902   $ 15,981,406
            *IATA Area 2           4,002,414               --       4,002,414     2,566,209               --      2,566,209
            *IATA Area 3           6,190,461        5,987,241      12,177,702     3,738,764       10,315,053     14,053,817
                                  ----------      -----------     -----------    ----------      -----------    -----------

                 Total           $17,509,945     $ 19,278,372    $ 36,788,317   $13,406,477     $ 19,194,955   $ 32,601,432
                                  ==========      ===========     ===========    ==========      ===========    ===========


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

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)

Note 10: Equity Investment in Affiliates

        Equity investment in affiliates relates to ownership of Shanghai Air Cargo Ground Handling Services Ltd. ("Shanghai Air Cargo"), Vantage Point Services Limited ("Vantage Point") and Careship International Transportation Ltd. ("Careship International") for 35%, 40% and 46.92% respectively. Shanghai Air Cargo began operations in April 2004 and the interest in Vantage Point and Careship International was acquired by the Company in October 2004 and January 2005 respectively. Financial results of operations of the affiliates during the three months ended March 31, 2006 are summarized below:

                                                               (Unaudited)
                                                            Three months ended
                                                              March 31, 2006
                                              Shanghai Air                       Careship
                                                 Cargo        Vantage Point    International
                                            ---------------------------------------------------
        Net Sales                             $   288,714     $   192,093      $   12,570
        Cost of Sales                             227,419         151,240           7,997
        Gross Profit                               61,296          40,853           4,573
        Net Income (Loss)                          13,340          (2,976)        (28,705)
        Equity in Income (Loss) of
          Affiliates                                4,669          (1,190)        (13,468)

        The Company invested $846,847 in its 46.92% interest in Careship International which amount was $792,453 in excess of the underlying equity in net assets of the investee. This excess was allocated to an intangible asset of $535,558 and the balance of $256,895 to goodwill. The intangible asset related to an exclusive right to do business granted to Careship International by the government of the Peoples Republic of China for a term of ten years. The intangible is being amortized over the term of the exclusive right. The amortization expense is reflected in the equity in income (loss) of affiliates and amounted to $632 for the quarter ended March 31, 2006. The goodwill is not amortized under Statement No. 142 but rather the investment is analyzed for impairment under the requirements of Opinion No. 18.

Note 11: Business Acquisitions

        At February 28, 2006, the Company acquired the balance of 49% of the outstanding stock of WCL Global Logistics Ltd. ("WCL") for $597,945 and in turn WCL became a wholly owned subsidiary of the Company. WCL is a non-asset based logistics services company based in Hong Kong. It also has a branch office in Guangzhou, PRC, which handles both air and ocean shipments all over the World. Goodwill and intangible assets of $514,586 and $50,646, respectively, were recognized in this transaction.

        The above transaction was recorded using the purchase method of accounting. The results of operations are included in the consolidated financial statement since the date of acquisition. Assets and liabilities were recorded based on fair values. The purchase price in excess of net identified tangible and intangible assets acquired is accounted in accordance to FASB Statement No. 141.

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

Potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

      o International economic and political risks, over which we have little or no control;
      o Challenges posed by competing in a changing international environment;
      o Political uncertainty in Hong Kong and China making it difficult to develop any long range planning;
      o     Relations between the United States and China remaining stable;
      o The Chinese government could change its policies toward private enterprises or expropriate private enterprises;

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

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their fair values. As of March 31, 2006, goodwill totaled $3,755,393, other intangible assets amounted to $881,757 and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $881,869.

As required by SFAS No. 142, "Goodwill and other Intangible Assets," goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are to be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives be amortized over their respective lives to their estimated residual value and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". During the period from 2002 to the first quarter of 2006, we acquired the below companies and recorded goodwill and intangibles associated with these acquisitions. It is summarized as follows:

                                                                                  Intangible
                                                                                   (Company
                                                                                 logo, domain
                                                 Goodwill        Intangible         name,          Intangible
                                               (recorded at        assets        networks and        assets
                         Name of Company       the time of        (customer        customer        (business
 Date of Acquisition         Acquired          acquisition)    relationships)   relationships)      license)
-----------------------------------------------------------------------------------------------------------------
April 30, 2002         Airgate                  $2.68 million    $2.86 million                                $-
                       International Corp.
April 1, 2004          Shanghai Air Cargo             $36,493               $-                                $-
                       Ground Handling
                       Services Ltd.
April 30, 2004         Paradigm Int'l Inc.            $20,248          $26,708                                $-
January 1, 2005        Careship                      $245,485               $-                          $662,991
                       International
                       Transportation Ltd.
July 1, 2005           WCL Global                    $408,160         $199,214                                $-
                       Logistics Ltd. (51%)
October 24, 2005       AIO Global                     $92,138               $-                                $-
                       Logistics, Ltd.
November 24, 2005      Seabridge                           $-               $-         $15,012                $-
                       International Pte.
                       Ltd.
February 28, 2006      WCL Global                    $514,586          $50,646                                $-
                       Logistics Ltd. (49%)

The acquisitions of Airgate International Corporation ("Airgate"), Paradigm International Inc. ("Paradigm"), WCL Global Logistics Ltd. ("WCL"), AIO Global Logistics Limited ("AIO") and Seabridge International Pte. Ltd. ("Seabridge) were recorded using the purchase method of accounting in accordance with SFAS No. 141. We allocated the purchase price to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition. The results of operations of each company since the date of acquisition, and its financial condition as of each balance sheet date are reflected in our condensed consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

The acquisition of Shanghai Air Cargo Ground Handling Services Ltd. and Careship International Transportation Ltd. were recorded under the equity method of accounting in accordance with APB Opinion No. 18 "The Equity Method of Accounting for Investment in Common Stock.". As such the financial statements will show one line item on the balance sheet, "Equity investment in Affiliates" and one line item on the statement of operations, "Equity Income in Affiliates". Again, the purchase prices were allocated to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition.

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

The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries and associated companies. At March 31, 2006, AGI wholly-owned subsidiaries included Shenzhen Careship International Transportation Ltd. ("HK Careship"), AGI China Limited and WCL Global Logistics Limited ("WCL") which were acquired by AGI in 2000, 2002 and 2006, respectively, while the majority owned subsidiary included AIO Global Logistics Limited (51%). AGI also has equity investments in affiliates: Shanghai Air Cargo Ground Handling Services Ltd ("Shanghai Air Cargo"), Vantage Point Services Limited ("Vantage Point") and Careship International Transportation Ltd. ("Careship International") of 35%, 40% and 46.92% of their total equity, respectively.

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

On January 1, 2005, the Company acquired 46.92% of the outstanding stock of Careship International. Careship International is located in Shenzhen PRC and is approved to operate international freight forwarding business by the Ministry of Foreign Trade and Economic Cooperation of the People's Republic of China.

The following discussion, concerning the results of operations, liquidity and capital resources of Pacific CMA, is based solely upon the business operations that are carried on by the Company's subsidiaries from January 1 to March 31, 2006 and the same period of 2005.

On July 1, 2005, the Company acquired 51% of the outstanding stock of WCL. WCL is a non-asset based logistics services company based in Hong Kong. It also has a branch office in Guangzhou, PRC, which handles both air and ocean shipments all over the world. On February 28, 2006, AGI acquired the remaining 49% of the outstanding stock of WCL and as a result, WCL became a wholly-owned subsidiary of AGI.

On October 24, 2005, the Company formed a new entity in Hong Kong , AIO Global Logistics Ltd ("AIO"), to acquire certain assets of All In One Global Logistics Ltd ("All In One"). The Company holds 51% of the outstanding shares of AIO. The shareholders of All In One hold the other 49%. The principle activities of AIO are providing warehouse management and freight forwarding services in Hong Kong.

Airgate a privately held New York based freight forwarder that was established in 1995, was acquired on April 30, 2002. Airgate is a non-asset based logistics services company which primarily handles the air and ocean import shipments from the Far East and Southwest Asia to the U.S. Pacific CMA International, LLC, a Colorado limited liability company that is wholly owned by the Company, acquired 81% of the issued and outstanding common stock of Airgate. In September 2002, Airgate commenced additional operations in Chicago. On July 29, 2005, Pacific CMA International, LLC increased its ownership from 81% to 99.11% in a pro rata rights offering of Airgate's common stock. In the offering, Airgate offered 2,025 newly issued shares of its common stock, at a price of $100 per share. Pacific CMA International, LLC purchased its pro-rata number of shares and the minority interest did not purchase any shares. As a result, Pacific CMA International, LLC ownership percentage increased.

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

The following is the significant new development occurring during the three months ended March 31, 2006:

      o Acquisition of the remaining 49% of the outstanding common stock of WCL Global Logistics Ltd to make it a wholly owned subsidiary for the Company on February 28, 2006

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 2005

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

Total revenue for the three months ended March 31, 2006 increased approximately 19% compared with the three months ended March 31, 2005, from $25,604,545 in 2005 to $30,429,925 in 2006. The increase in revenue was primarily the result of the organic growth of AGI, Shenzhen Careship and Airgate, in addition to the inclusion of the results of WCL after the acquisition in July 2005.

Revenue derived from the operations of AGI increased approximately 32% during the three months ended March 31, 2006 as compared with 2005. The significant organic growth of AGI was the result of the following factors:

      o An increase in the routed freight traffic from the existing agency partners;
      o Improvements in the agency network which enabled AGI to secure new freight business;
      o The inclusion of the results of WCL after the acquisition on July 1, 2005.

The revenue of Airgate represented approximately 54% of our total revenue for the three months ended March 31, 2006. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. Revenue derived from the operations of Airgate increased approximately 4.2% for the three months ended March 31, 2006 when compared with the same period of 2005. The increase is the result of the effort of Airgate's staff.

Total revenue derived from Paradigm and AGI Singapore for the three months ended March 31, 2006 amounted to approximately $3.95 million, which represents approximately 13% of total revenue of the Group.

When compared with 2005, the cost of forwarding for the three months ended March 31, 2006 increased approximately 20%, from $21,508,127 in 2005 to $25,750,270 in
2006. The increase in costs was primarily the result of the organic growth of the Company and the acquisition of WCL in July 2005.

Gross profit margin for the three months ended March 31, 2006 and 2005 were quite constant, approximately 16.00% in 2005 and 15.38% in 2006 and gross profit (revenue minus cost of forwarding) for the three months ended March 31, 2005 increased 14.24%, from $4,096,418 in 2005, to $4,679,655 in 2006.

Net income (loss) for the three months ended March 31, 2006 decreased approximately 903%, from net income of $62,428 in 2005, to net loss of $501,762 in 2006. The decrease in net income was mainly due to the significant increases in 1) amortization of the Series A Preferred Stock discount, its deferred financing costs and its beneficial conversion and 2) amortization of the Minimum Borrowing Note and Revolving Note discount and their deferred financing costs. Details of expense fluctuations will be discussed in the sections "Operating expenses" and "Non-operating expenses" respectively.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 27%, from $15,718,901 in the first quarter of 2005 to $19,950,405 in the same period of 2006. Airfreight revenue for foreign operations (that includes AGI Group and AGI Singapore) was $10,128,203, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $12,036,096, and offsetting inter-company transactions totaled $2,213,894. The volume of airfreight improved in 2006 compared with 2005. The increase was primarily due to (i) an increase in routing orders from Asia to the United States as a result of new customers and agents in India, Japan and Turkey who joined the Group during 2005, (ii) the maturing of businesses for HK Careship, Paradigm Global Logistics and AGI Singapore; and (iii) WCL and AIO joining the Company in July 2005 and November 2005 respectively.

Costs for the airfreight forwarding operations increased approximately 29%, from $12,864,037 in the first quarter of 2005 to $16,622,054 in the same period of 2006. Airfreight cost attributable to foreign operations was $8,645,698, while airfreight cost attributable to domestic operations was $10,190,250, and offsetting inter-company costs were $2,213,894. The airfreight cost increase in 2006 was due to the collection of airline surcharges for security, advance cargo manifest and fuel. Also, due to the increase in fuel surcharge that cannot be totally shift to the customers, gross profit margin decreased from approximately 18.16% in 2005 to approximately 16.68 % in 2006. Despite the decreased in gross profit margin, overall gross profits increased approximately 17% to $3,328,351.

Total segment overhead attributable to the airfreight operation increased by approximately 23%, from $1,144,641 in the first quarter of 2005 to $1,412,524 in the same period of 2006, as a result of greater resources being allocated to airfreight operations. Details regarding the increase in overhead expenses are discussed below in "- Non Operating Income and Expenses".

Overall, net segment income for the airfreight operation increased by approximately 12% from $1,710,223 in the first quarter of 2005 to $1,915,827 in the same period of 2006. The increase in net income was mainly the result of our organic growth as well as the inclusion of WCL and AIO operating results which were acquired in July and November 2005 respectively.

SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 6% to $10,479,520 in the first quarter of 2006 from $9,885,644 in the same period of 2005. Sea freight revenue for foreign operations was $3,242,331, while sea freight revenue for domestic operations was $7,599,064, and offsetting inter-company transactions were $361,875. The increase in revenue was due to the contribution from the new branch offices of Shenzhen Careship in China and the increase in quantity of freight consolidation by Airgate Chicago.

The increase in revenue for 2006 from 2005 was due to revenues derived from new customers in European countries. In addition, our agents in India, Japan and Turkey introduced more customers into our network, which led to greater revenue from the Shanghai market in the first quarter of 2006. There was also an increment in the quantity of freight consolidation in Chicago.

Costs for the sea freight forwarding operation increased approximately 6%, from $8,644,090 in the first quarter of 2005 to $9,128,216 in the same period of 2006. Sea freight costs attributable to foreign operations were $2,585,931, while costs attributable to domestic operations were $6,904,160, and inter-company costs were $361,875. The gross profit margin was quite constant, approximately 12.56% in 2005 to approximately 12.89% in 2006. As a result of increased revenues, overall gross profits increased approximately 9%, to $1,351,304.

Total segment overhead attributable to the sea freight operation increased approximately 16%, from $592,866 in the first quarter of 2005 to $687,408 in the same period of 2006. Overall net income for the sea freight operation increased approximately 2%, from $648,688 in the first quarter of 2005 to $663,896 in the same period of 2006. The increase in net income was mainly the result of the organic growth of AGI and Airgate.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately 28%, to $4,562,123 in the first quarter of 2006 from $3,561,895 in 2005. There was a significant incremental increase in expenses for the following items in this quarter: consultancy fee, overseas traveling, legal and professional fees, as well as salaries and allowance. As the Company has been continuously growing and in order to cope with the growth in 2006, our staff planning needs called for the hiring of additional staff throughout our offices in the fourth quarter of 2005.

Consultancy fee: Expenses related to consultancy increased approximately 153%, from $49,540 in 2005 to $125,084 in 2006. The increase in consultancy fee was due to the cost attribute to the freight consultant, advisor fee and network fee for worldwide market.

Overseas traveling: Expenses related to overseas traveling increased approximately 118%, from $56,154 in 2005 to $122,568 in 2006. The increase in travel expenses was due to costs attributable to an increased number of trips to Mainland China, Japan, South East Asia and European countries to promote our freight business.

Salaries and allowance: Salaries and allowance increased approximately 27% from $1,656,593 in 2005 to $2,105,329 in 2006. This increase was the result of the addition of approximately 45 staff persons during past three months ending March 31, 2006 needed to keep pace with our growth.

STOCK-BASED COMPENSATION COST

Stock-based compensation cost decreased approximately 65% from $101,102 in the first quarter of 2005 to $34,912 in the first quarter of 2006. The decrease in compensation cost was primarily due to the part of the stock based compensation cost in the first quarter of 2005 was fully amortized in the year 2005. Details of the stock grant and cancellation are as follows:

On or about November 7, 2003, we entered into four service agreements with three employees and an independent sales representative. Under the terms of the agreements, as amended in March 2004, we granted these employees and the sales representative an aggregate of 1,950,000 shares of our common stock. Compensation cost is measured at the grant date based on the estimated fair value of the securities. It is recognized as an expense over the service period required under the service agreements with those parties. The unearned portion of the compensation cost related to employees is recorded in equity as unearned compensation cost, while the unearned portion of compensation cost related to the independent sales representative is recorded as a prepaid asset. Effective January 1, 2006 under the provisions of FASB Statement No. 123 (revised 2004), paragraph 74, the unearned compensation was reclassified against common stock and will continue to be amortized. The shares are restricted as they have not been registered with the Securities and Exchange Commission (the "SEC" or the "Commission"). The agreements with the employees, as amended, required two of them to continue to provide services to us from January 1, 2004 through December 31, 2013 and one of them to provide services to us from January 1, 2004 through December 31, 2008. The agreement with the sales representative required him to provide services to us from January 1, 2004 through December 31, 2005. However, in December 2004, one of the employees resigned and, by mutual agreement, she surrendered her 850,000 shares. The independent sales representative agreed to surrender his 200,000 shares in exchange for $50,000 in cash, payable during his two year service agreement expiring at December 2005. The surrenders occurred in 2004 and the 850,000 shares and 200,000 shares were physically cancelled in early 2005 and early 2006 respectively. The service agreement related compensation costs were reversed during the fourth quarter of 2004.

In March 2004, we granted an employee 100,000 shares of common stock. The shares were registered with the SEC by filing a Form S-8 Registration Statement on March 29, 2004. On September 11, 2004, this employee resigned from the position of Director but agreed to continue to act as an independent consultant for British market development. The employee continued to provide services to the Company through December 31, 2005. Compensation cost is measured at the grant date based on the estimated fair value on the date of grant. The compensation cost is recognized as expense over the service period required under the agreement. The unearned portion of the compensation cost is recorded in equity as unearned compensation. The compensation cost has been fully amortized in 2005

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 11% from $222,526 in 2005 to $246,565 in 2006. The increase was mainly attributable to purchases of additional computer hardware and software for the enhancement of new logistics system at AGI Logistics Hong Kong Ltd.

Amortization arises from intangible customer relationship assets recorded in conjunction with the acquisitions of Airgate on April 30, 2002, Paradigm on April 30, 2004 and WCL on July 1, 2005 (51%) and February 28, 2006 (49%). These intangible assets are amortized on a straight-line basis over a period of five to eight years. During the three months ended March 31, 2006 and 2005, the amortization expense attributable to this asset was $151,104 and $144,335, respectively, an increase of $6,769.

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

Interest and other income increased from $35,141 in the first quarter of 2005 to $102,750 in the same period of 2006. This increase is mainly due to the rising interest rates and the increase in the amount of bank pledge deposits securing additional banking facilities.

INTEREST EXPENSE

Interest expense increased to $186,626 in the first quarter of 2006 from $114,352 in the same period of 2005. The increase in interest expense is primarily due to an increase in short-term working capital financing and the increases in interest rates during the first quarter of 2006 as compared to the first quarter of 2005.

PREFERRED STOCK DIVIDEND AND AMORTIZATION OF DEFERRED FINANCING COST

During April and May 2004, the Company sold to two institutional investors $5,000,000 stated amount of its Series A Preferred Stock and issued warrants to purchase 1,562,500 shares of common stock at an exercise price of $1.76 and 781,250 shares at $2.00 per share. Such Series A Preferred Stock has mandatory redemption requirements and was recorded in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity". The dividends paid and accrued are charged to expense in the statements of operations. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,666 was recorded as additional expense and credited as additional equity in warrants outstanding in 2004. The deferred financing cost related to the placement of the Series A Preferred Stock is amortized over its term to maturity, which is four years. A total of $101,555 and $59,101 was expensed during the first quarter of 2006 and 2005 respectively. Dividends amounting to $63,500 and $58,732 were paid in shares of common stock in the first quarter of 2006 and 2005 respectively.

AMORTIZATION OF PREFERRED STOCK DISCOUNT

In accordance with APB Opinion 14 "Accounting for Convertible Debt" and "Debts Issued with Stock Purchase Warrants", the Series A Preferred Stock and the detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional equity in warrants outstanding. The fair value of the warrants was determined based on an independent valuation. Effectively, the Series A Preferred Stock was recorded at a discount of $939,713. This discount is amortized ratably over the term of the Series A Preferred Stock. As a result, $99,427 was expensed during the first quarter of 2006.

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

Based upon the above financing transaction executed on August 4, 2005 and pursuant to the Certificate of Designation of Preferences Rights and Limitations of Series A Convertible Preferred Stock of the Company executed April 12, 2004, and the Common Stock Purchase Warrants issued to the purchasers of the Company's Series A Convertible Preferred Stock, the Set Price of the Series A Convertible Preferred Stock and the exercise price of the Purchases Warrants, has been adjusted to $0.88 per share. In accordance with EITF 00-27 and EITF 05-8, the intrinsic value of the additional beneficial conversion option of $2,659,091 was recorded as unamortized debt discount and $1,595,455 and $1,063,636 were credited as additional equity in warrants outstanding and the related deferred tax liability respectively on the date of the conversion price resetting. The additional unamortized discount is amortized to expense using the effective interest method over the remaining life of Series A Preferred Stock and the deferred tax liability is amortized to tax expense as the interest expense is recognized. As a result, a total of $155,608 was expensed as amortization from the additional beneficial conversion for Series A Preferred Stock during the first quarter ended March 31, 2006.

On January 25 and March 30, 2006, one of the institutional investors converted 300 shares each of the Series A Preferred Stock into shares of Common Stock at a conversion price of $0.88 per share, respectively. As a result, the Company has written off a pro-rata share of the unamortized debt discount for warrants, unamortized debt discount for additional beneficial conversion and unamortized deferred financing costs on the Series A Preferred Stock to expense of $63,897, $271,764 and $65,278 respectively on the date of conversion.

MINIMUM BORROWING NOTE AND REVOLVING NOTE AMORTIZATION OF DEFERRED FINANCING
COST

The relative fair value of the deferred finance costs attributable to the detachable stock warrants of $53,261 was debited to the additional equity in warrants outstanding and credited against the deferred financing cost. The deferred financing costs related to Minimum Borrowing Note and Revolving Note are amortized over their term to maturity, which is three years. A total of $18,334 was expensed during the first quarter of 2006.

AMORTIZATION OF MINIMUM BORROWING NOTE AND REVOLVING NOTE DISCOUNT

In accordance with APB Opinion 14 "Accounting for Convertible Debt" and "Debts Issued with Stock Purchase Warrants", the Minimum Borrowing Note, Revolving Note and the detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional equity in warrants outstanding. The fair value of the warrants was determined based on an internal valuation by the Company using Black Scholes Option Pricing Model with an amount of $531,011 being record. Effectively, the Minimum Borrowing Note and Revolving Note were recorded at a discount of $371,675 and $159,336 respectively. This discount is amortized ratably over the term of the Minimum Borrowing Note and Revolving Note which is three years. During the first quarter of 2006, $10,434 of this discount was amortized into expense.

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

Additional risks and uncertainties include:

      o Governmental deregulation efforts, regulations governing the Company's products and/or the international trade and tariff environment adversely affecting our ability to provide services to customers;

      o Competitive marketplace conditions impeding the ability of the Company to pass future cost increases to customers;

      o Dependence of the Company on international trade resulting from favorable worldwide economic conditions;

      o Dependence of the Company on retention and addition of significant customers;

      o The ability to recruit and retain skilled employees in a tight labor market;

      o The ability of the Company to develop and implement information systems to keep pace with the increasing complexity and growth of the Company's business;

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


LIQUIDITY AND CAPITAL RESOURCES

We generated (used) approximately $862,000 and $(369,000) of cash from operating activities for the three months ended March 31, 2006 and 2005, respectively. This decrease in the use of cash was mainly attributable to decrease in other receivables and the increase in account payable.

Net cash used in investing activities was $1,124,673 and $79,102 for the three months ended March 31, 2006 and 2005, respectively. We used $176,734 to acquire plant and equipment to improve our office facilities, and used $597,945 for the acquisition of subsidiaries. We also paid $350,000 as a deposit for a business acquisition.

Net cash (used) provided by financing activities was $(378,623) and $650,124 for the three months ended March 31, 2006 and 2005, respectively. We made principal payment under capital lease obligations, other loan and revolving note of $15,116, $92,663 and $116,201, respectively. In order to extend our banking facilities, an additional $303,746 was pledged to the banks as restricted cash deposits. Note payable to the banks increased by $156,899 during the three months ended March 31, 2006, and we used $7,796 for the repurchase of our common stock.

Working capital was $8,712,791 (inclusive of restricted cash of approximately $6.1 million) and $6,559,864 as of March 31, 2006 and 2005 respectively. We believe that we will be able to rely on cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following March 31, 2006. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs, if any.

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

                                     $               $               $             $             $
                                     114,103           65,935      48,168
Capital lease Obligations                                                          -             -
Operating Leases                   1,266,692          620,682     462,073          183,937       -
Cargo Space Commitments            3,134,155        3,134,155           -          -             -

Series A Preferred Stock and       4,345,991          234,208   4,102,783          -             -
Cumulative Dividends

We have capital lease obligations of $114,103 as of March 31, 2006, of which $65,935 is repayable within one year, and $48,168 is repayable after one year.

We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong, Mainland China and Singapore. The total outstanding lease commitments under non-cancelable operating leases are $1,266,692 as of March 31, 2006. As of March 31, 2006, the current portion of these commitments of $620,682 is payable within one year.

We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of March 31, 2006, the amount outstanding for such commitments to be entered into in 2006 was approximately $3.1 million.

As of March 31, 2006, our commercial commitments may be summarized as follows:

Other Commercial            Total Amounts     Amount of Commitment Expiration Per Period
Commitments                 Committed
--------------------------------------------------------------------------------------------------
                                                       Less than 1 year                 1-3 years
Overdraft                          $2,319,658                $2,319,658                         -

Invoice Trust Receipt               2,710,207                 2,710,207                         -

Guarantees by bank                    730,806                   730,806                         -

Minimum Borrowing Notes,            3,515,346                                           3,515,346
net of discounts of
$484,654

Payable - minority                    150,120                   150,120                         -
shareholder

As of March 31, 2006, to finance our working capital, our available banking facilities were approximately $9,419,355 obtained from creditworthy commercial banks in Hong Kong. As of that date, the total amount of bank credit facilities utilized was $5,029,865. This was made up of (i) $2,319,658 of overdrafts; (ii) $2,710,207 of invoice trust receipts. Moreover, we have a borrowing facility with Laurus Master Fund Ltd, subject to certain requirements. The total available amount of the credit facility is $7.5 million. As of March 31, 2006, the total amount outstanding for the credit facility, net of discount is $3,515,346, which is the minimum borrowing note.

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

In reviewing its operation in the past two years, CEPA has been implemented smoothly since its inception. More than 10,000 applications for Certificate of Origin under CEPA (CO(CEPA)), with a total export value exceeding HK$3.5 billion (around US$449 million) have been issued. The products concerned range from textiles and clothing and foods to pharmaceutical, plastics and plastics products. The amount of CO (CEPA) issued and the value of CEPA exports in 2005 both recorded more than a 100% increase compared with 2004 after a wide range of products including food and beverages were granted zero-tariff preference under CEPA II.

Through our Hong Kong-based AGI Logistics (HK) Ltd, Shenzhen Careship Transportation Ltd, WCL Global Logistics Ltd, AIO Global Logistics Ltd as well as Pacific CMA Ltd (formerly known as AGI China Ltd), we believe we can enjoy "first mover" advantage, that is, we believe that our Hong Kong-based subsidiaries can benefit from CEPA because we have experience in doing business in, and we believe that we are knowledgeable in the PRC regulations and business practices. We believe that our existing offices in Hong Kong and Mainland China can also respond quicker than other U.S. freight forwarders to ongoing developments in China.

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

Item 3   Quantitative And Qualitative Disclosure About Market Risk

The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

FOREIGN EXCHANGE RISK

The Company conducts business in many different countries and currencies. The Company's business often results in revenue billings issued in a country and currency, which differs from that where the expenses related to the service are incurred. This brings a market risk to the Company's earnings. Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical change in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the

Company transacts business. As one of the major subsidiaries uses the Hong Kong Dollar (HKD), which has been linked to the U.S. Dollar at a rate of HKD 7.80 to USD 1.00, as its functional currency, there has been no material change in the Company's foreign exchange risk exposure. However, if HKD was unlinked to the US Dollar, an average 10% weakening of the U.S. Dollar, throughout the period ended March 31, 2006, would have had the effect of raising operating income approximately $33,000. An average 10% strengthening of the U.S. Dollar, for the same period would have had the effect of reducing operating income by approximately $27,000. The Company currently does not utilize any the derivative financial instruments or hedging transactions to manage foreign currency risk.

INTEREST RATE RISK

The Company does not currently utilize derivative financial instruments to hedge against changes in interest rates. At March 31, 2006, the Company had cash and cash equivalents and restricted cash of $7 million and short-term borrowings of $5 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings. In management's view, there has been no material change in Company's market risk exposure between March 31, 2005 and March 31, 2006.

Item 4   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this quarterly report.

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

BKD, LLP ("BKD"), our independent auditors, advised our management and Audit Committee that during the course of their audit of our financial statements as of and at December 31, 2005, that they noted material weaknesses in our internal controls as follows: insufficient review of allowance for doubtful accounts; lack of documented second review and approval of journal entries; and our Chief Financial Officer not being sufficiently active.

Based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures as of March 31, 2006 were not effective to ensure that material information relating to us and our consolidated subsidiaries is made known to them by others within those entities to allow timely decisions regarding required disclosures.

During the quarter ended March 31, 2006, there had been no significant changes in our internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

After discussing their advice with our auditors, we recognized the need for additional documentation of second reviews and in some cases, enhanced procedures. Since then, we have been correcting the material weaknesses in internal control. Corrective measures include regular credit review of outstanding receivables, increase manpower on debts collections, separation of duties and improve documentation second review and approval of journal entries. Moreover, our CFO was compelled to relocate during the early part of the fourth quarter of 2005, which we believe explains the finding by our independent accountants that he was not actively involved in the detailed financial aspects of our business during fiscal year 2005. We further believe that this situation substantially contributed to the identification of weaknesses in our internal controls over financial reporting during that period. We have been working diligently to address these issues and expect them to be resolved by the second quarter of 2006.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings

Reference is made to our Annual Report on Form 10-K for our fiscal year ended December 31, 2005 (the "Annual Report"), Part I, Item 3: "Legal Proceedings."

Item 1A. Risk Factors

                  During the first quarter of our fiscal year to end December 31, 2006, there were no material changes in "Risk Factors" from those disclosed in our Annual Report.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                  None

Item 3.           Defaults Upon Senior Securities.

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

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

                                                     PACIFIC CMA, INC.

Date:  May 15, 2006                         By:      /s/Alfred Lam
                                                     --------------------------------------------
                                                           Name:    Alfred Lam
                                                           Title:   Chairman of the Board of Directors
                                                                    (Principal Executive Officer)


Date:  May 15, 2006                         By:      /s/Bill Stangland
                                                     --------------------------------------------
                                                          Name:     Bill Stangland
                                                          Title:    Chief Financial Officer
                                                                    (Principal Financial and Accounting
                                                                    Officer)