Form 10-Q
period 2006-06-30
PACIFIC CMA INC
filed 2006-08-21
CIK 1071775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006
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
(Address of Principal Executive Offices)(Zip Code)

(212) 247-0049
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock: Outstanding as of: August 1, 2006: 27,634,843 shares

PACIFIC CMA, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Pacific CMA, Inc.
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
Assets
	2006	2005
	(Unaudited)	(Restated)
Current Assets
Cash and cash equivalents	$2,647,938	$2,018,093
Restricted cash	5,328,460	5,761,246
Accounts and notes receivable, net of allowance for doubtful accounts; 2006 - $203,413; 2005 - $334,014	19,419,210	17,386,360
Refundable income taxes	-	12,897
Other receivables	1,200,372	2,476,626
Deposits and prepaid expenses	1,519,643	666,976
Deferred income taxes	58,479	58,479
Total current assets	30,174,102	28,380,677
Property and Equipment, net of accumulated depreciation; 2006 - $1,126,709; 2005 - $967,296	859,371	800,596
Other Assets
Goodwill	3,755,392	3,240,807
Intangible assets, net of accumulated amortization; 2006 - $2,421,913; 2005 - $2,118,718	729,597	982,216
Deferred income tax	1,475,263	1,212,913
Deferred financing costs on convertible and non-convertible notes	462,013	502,480
Investment deposit	850,000	100,000
Equity investment in affiliates	1,125,449	1,051,628
	8,397,714	7,090,044
Total Assets	$39,431,187	$36,271,317
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable - bank and non-convertible notes	$6,175,102	$4,989,166
Current maturities of capital lease obligations	59,394	60,465
Accounts payable	13,770,227	11,560,890
Accrued expenses	1,276,859	1,301,316
Payable-minority shareholder	114,091	150,120
Short-term loan payable	128,076	315,325
Income taxes payable	84,300	106,003
Total current liabilities	21,608,049	18,483,285
Capital Lease Obligations	29,578	58,969
Convertible Note, net	3,470,311	3,504,912
Total Liabilities	25,107,938	22,047,166
Series A Preferred Stock, net	1,581,607	1,325,933
Minority Interest	173,271	178,789

Stockholders’ Equity
Common stock, no par value; authorized - 100,000,000 shares and issued - 2006 - 27,293,934 shares and 2005 - 26,412,437 shares	4,630,405	5,477,953
Treasury common stock, at cost, 2006 - 41,800 shares; 2005 - 32,900 shares	(32,623)	(24,827)
Warrants outstanding	1,610,679	1,551,403
Additional paid-in capital	5,761,168	5,161,850
Retained earnings	583,928	1,560,839
Accumulated other comprehensive income	14,814	35,897
Unearned compensation cost	-	(1,043,686)
Total stockholders’ equity	12,568,371	12,719,429
Total stockholders’ equity and liabilities	$39,431,187	$36,271,317

See Notes to Condensed Consolidated Financial Statements 2

Pacific CMA, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
		(restated)		(restated)
Freight Forwarding Income	$37,362,565	$29,053,425	$67,760,271	$54,657,970
Operating Expenses
Cost of forwarding	(32,227,839)	(24,612,421)	(57,950,976)	(46,120,548)
General and administrative	(4,659,990)	(3,691,909)	(9,217,541)	(7,253,804)
Depreciation and amortization	(257,747)	(226,938)	(504,126)	(449,464)
Stock-based compensation cost	(34,912)	(55,537)	(69,824)	(156,639)
	(37,180,488)	(28,586,805)	(67,742,467)	(53,980,455)
Operating Income	182,077	466,620	17,804	677,515
Other Income (Expense)
Interest and other income	106,152	41,684	208,767	76,825
Interest expense	(202,787)	(113,212)	(389,152)	(227,564)
Convertible and non-convertible note amortization of deferred financing costs	(22,132)	-	(40,467)	-
Amortization of convertible and non-convertible note discount	(14,241)	-	(24,674)	-
Equity in loss of affiliates	(3,934)	(14,555)	(14,528)	(26,356)
	(136,942)	(86,083)	(260,054)	(177,095)
Income (Loss) Before Income Taxes	45,135	380,537	(242,250)	500,420
Benefit for Income Taxes	(33,871)	(63,497)	(240,997)	(129,285)
Income Before Minority Interest	79,006	444,034	(1,253)	629,705
Minority Interest	8,299	(9,510)	1,909	(15,221)
Net Income	87,305	434,524	656	614,484
Accretion of Series A Preferred Stock, net to redemption value and dividends	(285,712)	(194,386)	(977,567)	(390,273)
Net income (loss) attributable to common shareholders	$(198,407)	$240,138	$(976,911)	$224,211
Basic Earnings (loss) Per Share attributable to common stockholders	$(0.01)	$0.01	$(0.04)	$0.01
Diluted Earnings (loss) Per Share attributable to common stockholders	$(0.01)	$0.01	$(0.04)	$0.01

See Notes to Condensed Consolidated Financial Statements 3

Pacific CMA, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
		(restated)
Operating Activities
Net income	$656	$614,484
Items not requiring (providing) cash
Amortization of convertible and non-convertible note discount	24,674	-
Amortization of convertible and non-convertible note deferred financial costs	40,467	-
Depreciation and amortization	200,900	160,793-
Amortization of intangibles	303,226	288,671
Gain on sale of property and equipment	(16,737)	(7,229)
Minority interest in income of subsidiaries	(1,909)	15,221
Common stock issued for services and employee compensation	69,824	156,639
Share of loss of affiliates	14,528	26,356
Provision for doubtful accounts	7,987	10,000
Deferred income taxes	(267,471)	(258,524)
Changes in
Accounts receivable	(2,040,837)	(2,614,517)
Accounts payable	2,209,337	1,382,743
Accrued expenses	(24,457)	(27,143)
Income taxes refundable/payable	(8,806)	152,460
Other assets and liabilities	423,588	392,608
Net cash provided by operating activities	934,970	292,562
Investing Activities
Collection of loans receivable	-	1,290
Purchase of property and equipment	(264,638)	(243,257)
Capital injection from minority interest	38,029	-
Acquisition of subsidiary	(597,945)	-
Acquisition of associates	(88,160)	-
Proceeds from sale of property and equipment	16,737	15,552
Deposit refund from potential equity investment	-	40,000
Deposit paid for potential acquisition	(750,000)	(433,669)
Net cash used in investing activities	(1,645,977)	(620,084)
Financing Activities
Net change in restricted cash	432,786	(1,205,224)
Net change in notes payable - bank	1,302,137	1,432,789
Principal payments under capital lease obligation	(30,155)	(35,944)
Proceeds from short-term debt	-	71,170
Principal payments on short-term debt	(223,278)	-
Principal payments of non-convertible note	(116,201)	-
Repurchase of common stock	(7,796)	-
Proceeds from exercise of stock option	-	19,600
Net cash provided by financing activities	1,357,493	282,391
Increase (Decrease) in Cash and Cash Equivalents	646,486	(45,131)
Foreign Currency Exchange Difference	(16,641)	(9,045)
Cash and Cash Equivalents, Beginning of Period	2,018,093	1,538,146
Cash and Cash Equivalents, End of Period	$2,647,938	$1,483,970
Supplemental Cash Flow Information
Cash paid for interest	$389,152	$227,564
Cash paid for income taxes	38,709	25,900
Cash refunded for income taxes	-	45,203
Capital lease obligation incurred for equipment	-	66,795

See Notes to Condensed Consolidated Financial Statements 4

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)

Note 1:	Basis of Presentation

The accompanying condensed consolidated financial statements of Pacific CMA, Inc. (the “Company”) and its subsidiaries (the “Group”) as of June 30, 2006 and for the six and three months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments that are in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.
The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.
The condensed consolidated statements of operations for the six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2005 included in the Company’s Form 10-K filed on March 31, 2006, except as discussed in note 2.

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2006, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit. At June 30, 2006, the Company’s cash accounts in the United States of America exceeded federally insured limits by approximately $825,000.

Restricted Cash

Restricted cash consists of fixed deposits, collateral deposits and certificates of deposit held by banks providing collateral for overdraft, trust receipts, letters of credit and support bank guarantees provided to certain vendors of the Company. At June 30, 2006, the restricted cash held for these facilities amounted to $4,912,045. The restricted cash also includes cash held in lockbox account for financing the loan arrangement of Secured Convertible Note and Secured Non-Convertible Revolving Note with details discussed in Note 7. As of June 30, 2006, the cash held in the lockbox account amounted to $416,415 under the compensating balance arrangement.

Registration Rights Agreements

The Company has adopted EITF 05-4, The Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19, View C to account for its registration rights agreements. The Company has entered into registration rights agreements in association with the issuance of preferred stock, debt and warrants. View C of EITF 05-4 takes the position that the registration rights should be accounted for separately from the financial instrument as the payoff of the financial instruments is not dependent on the payoff of the registration rights agreement, and according to DIG K-1, registration rights agreements and the financial instruments do not meet the combining criteria as they relate to different risks. The Financial Accounting Standards Board (Board) has postponed further discussion on EITF 05-4 until the Board has determined whether or not registration rights agreements are derivatives.

Note 2:	Restatement of Financial Statements

We have restated our consolidated financial statements as of and for the years ended December 31, 2005 and 2004 and as of and for the six months ended June 30, 2005. In addition, certain disclosures in Notes 4, 5, and 10 to the consolidated financial statements contained in this report have been restated to reflect the Restatement adjustments. Our restated consolidated financial statements also include disclosure of restated unaudited quarterly results for 2005. The determination of the restatements was made as a result of a correction of the Company’s application of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), in accounting for the Company’s Series A Preferred Stock. The Company originally accounted for its Series A Convertible Preferred Stock as a liability; however, since the preferred stock is convertible, the redemption feature is conditional and the Series A Preferred Stock should not be accounted for under SFAS 150. The Company has reviewed EITF D-98, Classification and Measurement of Redeemable Securities, and determined that the Series A Preferred Stock should be accounted for as temporary equity. This reclassification also resulted in the offering costs related with the Series A Preferred Stock to be reclassified from other assets and netted with the balance that the Series A Preferred Stock was recorded. As a result of this reclassification, the Company also reversed the expenses recorded to other income (expense) and recorded these charges directly to retained earnings. In addition, the Company has modified its presentation of earnings (loss) per share attributable to common stockholders to present the impact of the deemed dividend and beneficial conversion feature related to the preferred stock. Finally, the Company reversed the tax accounting for the beneficial conversion feature and deemed divided that had been recorded related to the Series A Preferred Stock.

The Company has elected to accrete the discount related to the preferred stock over the period for the date of issuance to through the Series A Preferred Stock’s redemption date using the interest method. The impact of the restatement on the consolidated balance sheet and statements of operations and cash flows is shown in the accompanying tables.

The following table presents the effect of the Restatement on the consolidated balance sheet:

	Year Ended December 31, 2005
	As Previously Reported	Adjustments	As Restated
Asset
Current Assets
Cash and cash equivalents	$2,018,093		$2,018,093
Restricted cash	5,761,246		5,761,246
Accounts and notes receivable, net of
allowance; 2005 - $334,014; 2004 - $295,144	17,386,360		17,386,360
Refundable income taxes	12,897		12,897
Other receivables	2,476,626		2,476,626
Deposits and prepaid expenses	666,976		666,976
Current portion of loan receivable	-		-
Deferred income taxes	58,479		58,479
Total current assets	28,380,677		28,380,677
Property and Equipment, net	800,596		800,596
Other Assets
Goodwill	3,240,807		3,240,807
Intangible assets, net	982,216		982,216
Deferred income taxes	992,115	220,798	1,212,913
Deferred financing costs on Series A
preferred stock	508,035	(508,035)	-
Deferred financing costs on minimum
borrowing and revolving notes	502,480		502,480
Investment deposit	100,000		100,000
Equity investment in affiliates	1,051,628		1,051,628
Other	-		-
	7,377,281		7,090,044
Total Assets	$36,558,554		$36,271,317
Liabilities and Stockholders' Equity

Current Liabilities
Notes payable - bank and revolving note	$4,989,166	$4,989,166
Current maturities of capital lease
obligations	60,465	60,465
Accounts payable	11,560,890	11,560,890
Payable-minority shareholder	150,120	150,120
Accrued expenses	1,301,316	1,301,316
Short-term loan payable	315,325	315,325
Income taxes payable	106,003	106,003
Total current liabilities	18,483,285		106,003
Capital Lease Obligations	58,969		58,969
Minimum Borrowing Note, net	3,504,912		3,504,912
Series A Preferred Stock, net	1,833,968	(1,833,968)	-
Total Liabilities	23,881,134		22,047,166
Series A Preferred Stock, net		1,325,933	1,325,933

Minority Interest	178,789		178,789

Stockholders' Equity
Common stock, authorized - 100,000,000 shares
2005 - 26,412,437 shares and 2004 - 25,124,347 shares	5,477,953		5,477,,953
Treasury Common Stock, at cost,
2005-32,900 shares	(24,827)		(24,827)
Warrants outstanding	1,551,403		1,551,403
Additional paid-in capital	4,098,214	1,063,636	5,161,850
Retained earnings	2,403,677	(842,838)	1560,839
Accumulated other comprehensive income	35,897		35,897
Unearned compensation cost	(1,043,686)		(1,043,686)

Total stockholders' equity	12,498,631		12,719,429

	$36,558,554		$36,271,317

The following table presents the effect of the Restatement on the consolidated statement of operations

	Year Ended December 31, 2005
	As Previously Reported	Adjustments	As Restated
Freight Forwarding Income	$125,008,642		$125,008,642

Operating Expenses
Cost of forwarding	107,012,073		107,012,073
General and administrative	16,043,042		16,043,042
Depreciation and amortization	938,321		938,321
Stock-based compensation cost	267,712		267,712
Operating Income	124,261,148		124,261,148

Operating Income (Loss)	747,494		747,494

Other Income (Expense)
Interest and other income	173,810		173,810
Interest expense	(556,985)		(556,985)
Preferred stock dividend and amortization
of deferred financing costs	(577,830)	577,830	-
Amortization of preferred stock discount	(274,098)	274,098	-
Preferred stock beneficial conversion	(540,361)	540,361	-
Minimum borrowing note and revolving note			-
amortization of deferred financing costs	(44,259)		(44,259)
Amortization of minimum borrowing note and
revolving note discount	(35,923)		(35,923)
Equity in loss of affiliates	(56,443)		(56,443)
	(1,912,089)		(519,800)

Income (Loss) Before Income Taxes	(1,164,595)		227,694

Provision for Income Taxes (Benefit)	(814,882)	556,916	(257,966)

Income (Loss) Before Minority Interest	(349,713)		485,660

Minority Interest	(7,557)		(7,557)

Net Income (Loss)	$(357,270)		478,103

Accretion of Series A Preferred Stock, net to redemption value		(1,392,289)	(1,392,289)

Net loss attributable to common shareholders			$(914,186)
Earnings Per Share attributable to common stockholders
- Basic	(0.01)		(0.04)
- Diluted	(0.01)		(0.04)

Weighted average number of shares outstanding during the period	25,647,328		25,647,328
- Basic	25,651,628		25,651,628
- Diluted

The following table presents the effect of the Restatement on the consolidated statement of operations

	Three Months Ended June 30, 2005
	As Previously Reported	Adjustments	As Restated
Freight Forwarding Income	$29,053,425		$29,053,425
Operating Expenses
Cost of forwarding	(24,612,421)		(24,612,421)
General and administrative	(3,691,909)		(3,691,909)
Depreciation and amortization	(226,938)		(226,938)
Stock-based compensation cost	(55,537)		(55,537)
	(28,586,805)		(28,586,805)
Operating Income	466,620		466,620
Other Income (Expense)
Interest and other income	41,684		41,684
Interest expense	(113,212)		(113,212)
Preferred stock dividend and amortization of deferred financing costs	(135,654)	135,654	-
Amortization of preferred stock discount	(58,732)	58,732	-
Equity in loss of affiliates	(14,555)		(14,555)
	(280,469)		(86,083)
Income Before Income Taxes	186,151		380,537
Benefit for Income Taxes	(141,251)	77,754	(63,497)
Income Before Minority Interest	327,402		444,034
Minority Interest	(9,510)		(9,510)
Net Income	$317,892		434,524
Accretion of Series A Preferred Stock, net to redemption value		(194,386)	(194,386)
Net income attributable to common shareholders			$240,138
Earnings Per Share attributable to common stockholders - -Basic	$0.01		$0.01
-Diluted	$0.01		$0.01

Weighted average number of shares outstanding during the period - Basic	25,293,611		25,293,611
- Diluted	25,308,063		25,308,063

The following table presents the effect of the Restatement on the consolidated statement of operations

	Six Months Ended June 30, 2005
	As Previously Reported	Adjustments	As Restated
Freight Forwarding Income	$54,657,970		$54,657,970
Operating Expenses
Cost of forwarding	(46,120,548)		(46,120,548)
General and administrative	(7,253,804)		(7,253,804)
Depreciation and amortization	(449,464)		(449,464)
Stock-based compensation cost	(156,639)		(156,639)
	(53,980,455)		(53,980,455)
Operating Income	677,515		677,515
Other Income (Expense)
Interest and other income	76,825		76,825
Interest expense	(227,564)		(227,564)
Preferred stock dividend and amortization of deferred financing costs	(272,809)	272,809	-
Amortization of preferred stock discount	(117,464)	117,464	-
Equity in loss of affiliates	(26,356)		(26,356)
	(567,368)		(177,095)
Income Before Income Taxes	110,147		500,420
Benefit for Income Taxes	(285,394)	156,109	(129,285)
Income Before Minority Interest	395,541		629,705
Minority Interest	(15,221)		(15,221)
Net Income	$380,320		614,484
Accretion of Series A Preferred Stock, net to redemption value		(390,273)	(390,273)
Net income attributable to common shareholders			$224,211
Earnings Per Share attributable to common stockholders - Basic	$0.01		$0.01
- Diluted	$0.01		$0.01
Weighted average number of shares outstanding during the period - Basic	25,293,634		25,293,634
- Diluted	25,305,208		25,305,208

The following table presents the effect of the Restatement on the consolidated statement of cash flows:

	December 31, 2005
	As Previously Reported	Adjustments	As Restated
Operating Activities
Net income (loss)	$(357,270)	$835,373	$478,103
Items not requiring (providing) cash
Amortization of preferred stock discount	274,098	(274,098)	-
Preferred stock dividend and amortization of deferred financing costs	577,830	(577,830)	-
Preferred stock beneficial conversion	540,361	(540,361)	-
Amortization of convertible and non-convertible note	80,182		80,182
discount and deferred financial costs
Depreciation and amortization	348,496		348,496
Amortization of intangibles	589,825		589,825
Gain on sale of property and equipment	(5,186)		(5,186)
Minority interest in income of subsidiaries	7,557		7,557
Common stock issued for services and employee compensation	267,712		267,712
Share of loss of affiliates	56,443		56,443
Provision for doubtful accounts	145,325		145,325
Deferred income taxes	(1,140,770)	556,916	(583,854)
Changes in
Accounts receivable	(3,479,378)		(3,479,378)
Accounts payable	1,447,358		1,447,358
Accrued expenses	156,835		156,835
Income taxes refundable/payable	(84,164)		(84,164)
Other assets and liabilities	267,112		267,112
Net cash provided by (used in) operating activities	(307,634)		(307,634)
Investing Activities
Collection of loans receivable	48,594		48,594
Purchase of property and equipment	(425,560)		(425,560)
Proceeds from sale of property and equipment	15,679		15,679
Deposit refund from potential equity investment	90,000		90,000
Acquisition of subsidiary	(674,606)		(674,606)
Net cash used in investing activities	(945,893)		(945,893)
Financing Activities
Net change in restricted cash	(673,158)		(673,158)
Net change in notes payable - bank	693,559		693,559
Principal payments under capital lease obligation	(74,772)		(74,772)
Proceeds from short-term debt	72,058		72,058
Principal payments in business bank loan	(2,500,000)		(2,500,000)
Principal payments in other loan	(60,753)		(60,753)
Proceeds from other loan	561,072		561,072
Repurchase of common stock	(24,827)		(24,827)
Proceeds from exercise of stock option	19,600		19,600
Net change in revolving note	(1,863,798)		(1,863,798)
Proceeds from minimum borrowing note and revolving note	6,122,224		6,122,224
Deferred financing cash paid	(546,738)		(576,738)
Net cash provided by financing activities	1,724,467		1,724,467
Increase (Decrease) in Cash and Cash Equivalents	470,940		470,940
Foreign Currency Exchange Difference	9,007		9,007
Cash and Cash Equivalents, Beginning of Period	1,538,146		1,538,146
Cash and Cash Equivalents, End of Period	$2,018,093		$2,018,093

Note 3:	Investment Deposit

At June 30, 2006, the Company had deposited $100,000 with a potential acquisition target in the United States. The Company has a signed letter of intent with the target. The estimated purchase price is $1,000,000 to $1,500,000.
Also, at March 31, 2006, the Company entered into a Stock Purchase Agreement with HTL Logistics Limited, a Cayman Island corporation (“HTL”), pursuant to which the Company had agreed to acquire seventy percent (70%) of the outstanding shares of capital stock of HTL for a purchase price consisting of (i) $1,330,000 and (ii) 2,800,000 shares of the Company’s restricted Common Stock. The Company was also granted an option to purchase the remaining thirty percent (30%) of HTL’s outstanding shares of capital stock, which may be exercised by the Company’s paying (i) $570,000 and (ii) depending upon certain factors, up to an additional 2,200,000 shares of Common Stock. In addition, the Company has agreed to issue to HTL's shareholders, for the years ended December 31, 2006, 2007 and 2008, a total of up to 750,000 additional shares of Common Stock per year, based on HTL's net profits for those years, and provided that such net profits are equal to or greater than $500,000, with respect to each of those years. The Company has deposited $750,000 with HTL to be applied to the purchase price at the closing of the transaction. HTL is a holding company which owns a series of operating subsidiaries in the freight forwarding business throughout India and Sri Lanka. The Stock Purchase Agreement originally required a closing of the transactions not later than July 1, 2006. that date has been extended until October 31, 2006. The Company has not obtained equity financing required to close this transaction.. The Company intends to seek debt financing for the acquisition of HTL.

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)

Note 4:	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

	Three Months Ended June 30
	2006			2005
	Loss	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
				(Restated)		(Restated)
Net Income (loss) attributable to common stockholders	$(198,407)			$240,138
Basic EPS
Income (loss) attributable to common stockholders	$(198,407)	27,220,569	$(0.01)	$240,138	25,293,611	$0.01
Stock options and warrants		-			14,452
Diluted EPS
Income (loss) attributable to common stockholders and assumed conversions	$(198,407)	27,220,569	$(0.01)	$240,138	25,308,063	$0.01

Common stock equivalents related to warrants, convertible preferred stock and convertible note of 4,735,788 and 4,375,000, and 4,499,459 shares, respectively, are not included in the calculation of dilutive earnings per share for the three months ended June 30, 2006 because they have an anti-dilutive effect.

Common stock equivalents related to warrants and convertible preferred stock of 2,785,788 and 3,472,222, respectively, are not included in the calculation of dilutive earnings per share for the three months ended June 30, 2005 because they have an anti-dilutive effect.

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)

Note 4:	Earnings Per Share (Continued)

	Six Months Ended June 30
	2006			2005
	Loss	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
				(Restated)		(Restated)
Net Income (loss) attributable to common stockholders	$(976,911)			$224,211
Basic EPS
Income (loss) attributable to common stockholders	$(976,911)	26,958,499	$(0.04)	$224,211	25,293,634	$0.01
Stock options and warrants		-			11,573
Diluted EPS
Income (loss) attributable to common stockholders and assumed conversions	$(976,911)	26,958,499	$(0.04)	$224,211	$25,305,207	$0.01

Common stock equivalents related to warrants, convertible preferred stock and convertible note of 4,735,788 and 4,375,000, and 4,499,459 shares, respectively, are not included in the calculation of dilutive earnings per share for the six months ended June 30, 2006 because they have an anti-dilutive effect.

Common stock equivalents related to warrants and convertible preferred stock of 2,785,788 and 3,472,222, respectively, are not included in the calculation of dilutive earnings per share for the six months ended June 30, 2005 because they have an anti-dilutive effect.

Note 5:	Common Stock and Preferred Stock

As of June 30, 2006, the Company’s authorized capital stock was comprised of 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. As of the same date, the Company’s issued capital stock was comprised of 27,293,934 shares of common stock and 5,000 shares of preferred stock; 27,293,934 shares of common stock and 3,850 shares of preferred stock are outstanding.

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006 and 2005
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

The Series A Preferred Stock has 10,000,000 shares authorized and 5,000 shares issued with a stated value of $1,000 per share. The stated value of Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $1.44 per common share and pays a cumulative annual dividend equal to six (6%) percent of the stated value, which at the option of the Company, subject to certain conditions, may be paid in shares of Common Stock. The Series A Preferred Stock is mandatory redeemable four years from issuance. This preferred stock is non-voting.

On August 4, 2005, the Company completed a financing transaction described in note 8 “Convertible and Non-Convertible Notes (the Notes)”. The Notes contain a conversion feature whereby the Notes can be converted to common stock. The conversion price of the first $3,750,000 is convertible at $0.88 per share and the balance is convertible at $1.05. Pursuant to the antidilution provisions of Series A Convertible Preferred Stock, and the Common Stock Purchase Warrants issued to the purchasers of the Company’s Series A Convertible Preferred Stock, the conversion price of the Series A Convertible Preferred Stock and the exercise price of the Purchases Warrants, has been adjusted to $0.88 per common share accordingly. In accordance with EITF 00-27 and EITF 05-8, the intrinsic value of the additional beneficial conversion option of $2,659,091 was recorded as unamortized discount on the preferred stock and to additional stockholders’ equity (as restated) on the date of conversion price resetting. The additional unamortized discount is amortized to expense using the effective interest method over the mandatory redemption term of the Series A Preferred Stock. As a result, $153,388 was expensed as amortization from the additional beneficial conversion for Series A Preferred Stock during the second quarter of 2006.

One of the institutional investors converted shares of the Series A Preferred Stock into shares of Common Stock at a conversion price of $0.88 per share on the following dates:

Date of conversion	Number of Series A Preferred Stock converted
August 16, 2005	250
November 10, 2005	300
January 25, 2006	300
March 30, 2006	300
Total converted	1,150

The outstanding Series A Preferred Stock is redeemable in 2008. The redeemable amounts and unamortized discounts are as follows:

	June 30, 2006	December 31, 2005
		(Restated)
Redeemable amount	$3,850,000	$4,450,000
Unamortized discount	(2,268,393)	(3,124,067)
Carrying value	$1,581,607	$1,325,933

Future amortization of the deferred financing costs, preferred stock discount and beneficial conversion is as follows:

July 1, 2006 to December 31, 2006	$509,355
2007	1,241,746
2008	517,292

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)

Stock Based Compensation

The Company has a 2000 Stock Plan (“Plan”) to issue stock options and grants pursuant to various agreements with employees, service providers, business associates and others that will have an important business relationship with the Company or its affiliates. The maximum number of shares of the Company’s common stock available for issuance under the Plan is 2,200,000 shares. As of June 30, 2006, the maximum number of shares available for future grants under the Plan was 1,025,442 shares. The options and stock grants vest over an 18-month period. As of June 30, 2006, there is no options or grants outstanding or issued under this plan.

From time to time, the Company has issued other restricted stock grants that are being recognized as compensation expense ratably over the vesting period on a straight line basis. As of June 30, 2006 there were 900,000 grant shares unvested with unearned compensation of $973,863. Compensation expense recognized during the three and the six months ended June 30, 2006 was $34,912 and $69,824, respectively

The Company, effective January 1, 2006, adopted Statement of Financial Accounting Standards No. 123R (FAS 123R), "Share-Based Payments" using the modified prospective application method for transition. Accordingly, prior year amounts have not been restated.  The transition did not have a material effect on earnings for the three and six months ended June 30, 2006.

Previously, the unearned compensation related to restricted stock grants was recorded as a contra equity account.  Under the provisions of FAS 123R, paragraph 74, this unearned compensation is now recorded against the common stock and continue to be amortized. This reclassification is reflected in the balances of common stock as of June 30, 2006.

Certain other disclosures required under FAS 123R and SAB107 have not been made as they are not material.

Treasury Stock

Based on a resolution of the Board of Directors in October 2005, the Company authorized the repurchase of shares of its outstanding Common Stock, in an aggregate amount not to exceed $500,000. As of June 30, 2006, 41,800 shares of common stock totaling $32,623 have been repurchased and reflected at cost as a reduction from stockholders’ equity.

Note 6: Pledge of Assets

As of June 30, 2006 and December 31, 2005, the Company had pledged restricted cash deposits of $5,328,460 and $5,761,246, respectively.

Note 7: Notes Payable - Bank and Secured Non-Convertible Revolving Note

Short-term borrowings and weighted average interest rates at June 30, 2006 and December 31, 2005, were:

	June 30, 2006		December 31, 2005
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Bank Overdraft and Trust Receipts	7.56%	$6,175,102	7.26%	$4,872,965
Non-Convertible Note (see Note 7)	—	—	8.25%	116,201
	7.56%	$6,175,102	7.29%	$4,989,166

The Company has certain banking facilities to finance its working capital. The facilities available totaled approximately $9,652,510 at June 30, 2006. The facilities accrue interest at rates varying with the prime rate in Hong Kong, Hong Kong Interbank Offered Rate (HIBOR), or the cost of funds rate. As of June 30, 2006, these rates ranged between 4.05% - 9.25%. The facilities require annual renewals and are collateralized by personal guarantees of two directors and restricted cash have been utilized approximately $6,175,102 as of June 30, 2006. As of June 30, 2006 and December 31, 2005, amounts outstanding against these facilities were $6,175,102 and $4,872,965, respectively.

Note 8: Convertible and Non-Convertible Notes

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

Effective May 2, 2006, the Company completed the restructuring of its outstanding $7.5 million credit facility (the “Laurus Credit Facility”) with Laurus. The conversion feature of the Laurus Credit Facility has been limited to the conversion of the secured convertible note (the “Convertible Note”) in the maximum principal amount of $4 million, which is convertible into shares of the Common Stock at fixed conversion rate of $0.88 per share with respect to the first $3,750,000 and $1.05 per share with respect to the remaining $250,000. The Company issued an additional warrant to Laurus providing Laurus the right to purchase up to additional 350,000 shares of Common Stock at an exercise price of 0.88 per share.

As of June 30, 2006, the outstanding balance of the Convertible and non-convertible Notes, net of discount, is $3,470,311 and the unamortized discount is $529,689.

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)

Note 9:	Related Party Transactions

As of June 30, 2006 and December 31, 2005, the Company had a payable to a minority shareholder of a subsidiary of $114,091 and $150,120 respectively. The payable accrues interest at 3% per annum, is unsecured and has no fixed payment terms.

Note 10:	Segment of the Business

Business Segments

The Company operates mainly in two business segments. Those segments are air forwarding and sea forwarding services. The accounting policies adopted by the Company for segment reporting are described in the summary of significant accounting policies in the Company’s Form 10-K filed for the year ended December 31, 2005.
The following table summarized the Company’s operations for the three months ended June 30, 2006 and 2005 analyzed into air and sea forwarding services:

	Air Forwarding		Sea Forwarding		Total
	2006	2005	2006	2005	2006	2005
		(Restated)		(Restated)		(Restated)
Revenue	$23,877,368	$18,318,712	$13,485,197	$10,734,713	$37,362,565	$29,053,425
Cost of forwarding	(20,535,984)	(15,103,215)	(11,691,855)	(9,509,206)	(32,227,839)	(24,612,421)
Depreciation and amortization	(154,234)	(139,822)	(103,513)	(49,519)	(257,747)	(189,341)
Interest income	26,448	-	5	-	26,453	-
Interest expense	(62,185)	(47,671)	(563)	(9,940)	(62,748)	(57,611)
Other segment expenses attributable to segment	(1,148,493)	(875,788)	(658,351)	(509,750)	(1,806,844)	(1,385,538)
Segment income	$2,002,920	$2,152,216	$1,030,920	$656,298	3,033,840	2,808,514
Net other unallocated expenses					(2,954,834)	(2,364,480)
Minority interest					8,299	(9,510)
Net income					$87,305	$434,524
Goodwill	$2,863,169	$2,069,566	$892,223	$670,942	$3,755,392	$2,740,508
Intangible assets	570,155	804,110	159,442	265,033	729,597	1,069,143
Other assets	24,631,408	21,459,988	10,314,790	9,669,122	34,946,198	31,129,110
Total assets	$28,064,732	$24,333,664	$11,366,455	$10,605,097	$39,431,187	$34,938,761

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)

The following table summarized the Company’s operations for the six months ended June 30, 2006 and 2005 analyzed into air and sea forwarding services:

	Air Forwarding		Sea Forwarding		Total
	2006	2005	2006	2005	2006	2005
		(Restated)		(Restated)		(Restated)
Revenue	$43,755,509	$34,037,613	$24,004,762	$20,620,357	$67,760,271	$54,657,970
Cost of forwarding	(37,103,944)	(27,967,252)	(20,847,032)	(18,153,296)	(57,950,976)	(46,120,548)
Depreciation and amortization	(306,114)	(275,941)	(198,012)	(98,558)	(504,126)	(374,499)
Interest income	60,608	-	6	-	60,614	-
Interest expense	(124,254)	(95,852)	(1,091)	(18,374)	(125,345)	(114,226)
Other segment expenses attributable to segment	(2,380,604)	(1,836,129)	(1,250,211)	(1,045,143)	(3,630,815)	(2,881,272)
Segment income	$3,901,201	$3,862,439	$1,708,422	$1,304,986	5,609,623	5,167,425
Net other unallocated expenses					(5,610,876)	(4,537,720)
Minority interest					1,909	(15,221)
Net income					$656	$614,484
Goodwill	$2,863,169	$2,069,566	$892,223	$670,942	$3,755,392	$2,740,508
Intangible assets	570,155	804,110	159,442	265,033	729,597	1,069,143
Other assets	24,631,408	21,459,988	10,314,790	9,669,122	34,946,198	31,129,110
Total assets	$28,064,732	$24,333,664	$11,366,455	$10,605,097	$39,431,187	$34,,938,761

Geographical Segments

The table below summarized the Group’s revenue analyzed into geographical locations:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenue
* IATA Area 1	$5,435,540	$4,873,672	$8,868,459	$8,962,925
* IATA Area 2	6,265,814	6,502,169	12,067,751	12,659,833
* IATA Area 3	25,661,211	17,677,584	46,824,061	33,035,212
Total	$37,362,565	$29,053,425	$67,760,271	$54,657,970

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)

	As of June 30, 2006			As of June 30, 2005
	Trade Receivables	Other Assets (IncludingGoodwill)	Total Assets	Trade Receivables	Other Assets (IncludingGoodwill)	Total Assets
					(Restated)	(Restated)
Assets
*IATA Area 1	$9,538,889	$8,413,148	$17,952,037	$8,861,427	$8,055,970	$16,917,397
*IATA Area 2	3,005,510	—	3,005,510	2,730,131	—	2,730,131
*IATA Area 3	7,129,080	11,344,560	18,473,640	4,493,790	10,797,443	15,291,233
Total	$19,673,479	$19,757,708	$39,431,187	$16,085,348	$18,853,413	$34,938,761

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

Note 11:	Concentrations

The Company had sales to a major customer (deferred as major customer who sales represent 10% or more of total sales). Sales to this customer as a percentage of total sales is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Major Customer	2006	2005	2006	2005
A	11%	8%	9%	8%

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)

Note 12:	Equity Investment in Affiliates

Equity investment in affiliates relates to ownership of Shanghai Air Cargo Ground Handling Services Ltd. (“Shanghai Air Cargo”), Vantage Point Services Limited (“Vantage Point”) and Careship International Transportation Ltd. (“Careship International”) for 35%, 40% and 46.92%, respectively. Shanghai Air Cargo began operations in April 2004 and the interest in Vantage Point and Careship International was acquired by the Company in October 2004 and January 2005, respectively. Financial results of operations of the affiliates during the three and six months ended June 30, 2006 are summarized below:

	Three months ended June 30, 2006			Six months ended June 30, 2006
	Shanghai Air Cargo	Vantage Point	Careship International	Shanghai Air Cargo	Vantage Point	Careship International

Net Sales	$389,965	$185,445	$113,451	$686,842	$377,043	$126,230
Cost of Sales	292,397	178,704	80,908	528,136	329,554	89,127
Gross Profit	97,568	6,741	32,543	158,706	47,489	37,104
Net Income (Loss)	41,653	(39,479)	5,816	54,958	(42,448)	(22,815)
Equity in Income (Loss) of Affiliates	14,578	(15,792)	2,729	19,235	(16,979)	(10,705)

The Company invested $846,847 in its 46.92% interest in Careship International which amount was $792,453 in excess of the underlying equity in net assets of the investee. This excess was allocated to an intangible asset of $535,558 and the balance of $256,895 to goodwill. The intangible asset related to an exclusive right to do business granted to Careship International by the government of the Peoples Republic of China for a term of ten years. The intangible is being amortized over the term of the exclusive right. The amortization expense is reflected in the equity in income (loss) of affiliates and amounted to $13,096 and $13,728 for the three and six months ended June 30, 2006 respectively. The goodwill is not amortized under Statement No. 142 but rather the investment is analyzed for impairment under the requirements of Opinion No. 18.

Note 13:	Business Acquisitions

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

The above transaction was recorded using the purchase method of accounting. The results of operations are included in the consolidated financial statement since the date of acquisition. Assets and liabilities were recorded based on fair values. The purchase price in excess of net identified tangible and intangible assets acquired is accounted in accordance to FASB Statement No. 141. The Company will finalize the purchase accounting for this transaction during the fourth quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

•	International economic and political risks, over which we have little or no control;
•	Challenges posed by competing in a changing international environment;
•	Political uncertainty in Hong Kong and China making it difficult to develop any long range planning;
•	Relations between the United States and China remaining stable;
•	The Chinese government could change its policies toward private enterprises or expropriate private enterprises;
•	The lack of adequate remedies and impartiality under China's legal system may adversely impact our ability to do business and enforce our agreements with third parties;
•	Fluctuations in exchange rates;

•	Our dependence on third parties for equipment and services;
•	Competition from our own cargo agents;
•	Having seasonal business that causes fluctuations in our results of operations and financial condition;
•	A lack of ongoing contractual relationships with our customers;
•	Taking on significant credit risks in the operation of our business as East Coast U.S. freight forwarders expect us to offer thirty days credit from the time of cargo delivery;
•	Our inventory of shipping space is subject to the significant risk that we may not be able to "fill" the space while having contracted for that space, and
•	Our insurance may not be sufficient to cover losses or damages to the freight we ship or for consequential damages for a shipment of hazardous materials.

Many of these factors are beyond our control, and you should read carefully the factors described in "Risk Factors" in our filings (including our Forms 10-K and registration statements) with the Securities and Exchange Commission (the “SEC”) for a description of some, but not all, risks, uncertainties and contingencies. These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Any forward-looking statements are not guarantees of future performance.

RESTATEMENT

We have restated our consolidated financial statements as of and for the years ended December 31, 2005 and 2004 and as of and for the six months ended June 30, 2005. The determination of the restatements was made as a result of a correction of the Company’s application of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), in accounting for the Company’s Series A Preferred Stock. The Company originally accounted for its Series A Convertible Preferred Stock as a liability; however, since the preferred stock is convertible, the redemption feature is conditional and the Series A Preferred Stock should not be accounted for under SFAS 150. The Company has reviewed EITF D-98, Classification and Measurement of Redeemable Securities, and determined that the Series A Preferred Stock should be accounted for as temporary equity. This reclassification also resulted in the offering costs related with the Series A Preferred Stock to be reclassified from other assets and netted with the balance that the Series A Preferred Stock was recorded. As a result of this reclassification, the Company also reversed the expenses recorded to other income (expense) and recorded these charges directly to retained earnings. In addition, the Company has modified its presentation of earnings (loss) per share attributable to common stockholders to present the impact of the deemed dividend and beneficial conversion feature related to the preferred stock. Finally, the Company reversed the tax accounting for the beneficial conversion feature and deemed divided that had been recorded related to the Series A Preferred Stock.

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

VALUING LONG-LIVED ASSETS, INTANGIBLES AND GOODWILL

We assess the impairment of identifiable long-lived assets, purchased intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying amount may be impaired. Factors that we consider when evaluating for possible impairment include the following:

•	Significant under-performance relative to expected historical or projected future operating results;
•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
•	Significant negative economic trends.

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their fair values. As of June 30, 2006, goodwill totaled $3,755,393, other intangible assets amounted to $729,597 and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $859,371.

As required by SFAS No. 142, "Goodwill and other Intangible Assets," goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are to be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives be amortized over their respective lives to their estimated residual value and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". During the period from 2002 to the second quarter of 2006, we acquired the below companies and recorded goodwill and intangibles associated with these acquisitions. It is summarized as follows:

Date of Acquisition	Name of Company Acquired	Goodwill (recorded at the time of acquisition)	Intangible assets (customer relationships)	Intangible (Company logo, domain name, networks and customer relationships)	Intangible assets (business license)
April 30, 2002	Airgate International Corp.	$2.68 million	$2.86 million		$-
April 1, 2004	Shanghai Air Cargo Ground Handling Services Ltd.	$36,493	$-		$-
April 30, 2004	Paradigm Int’l Inc.	$20,248	$26,708		$-
January 1, 2005	Careship International Transportation Ltd.	$350,617	$-		$535,558
July 1, 2005	WCL Global Logistics Ltd. (51%)	$408,160	$199,214		$-
October 24, 2005	AIO Global Logistics, Ltd.	$92,138	$-		$-
November 24, 2005	Seabridge International Pte. Ltd.	$-	$-	$15,012	$-
February 28, 2006	WCL Global Logistics Ltd. (49%)	$514,586	$50,646		$-

The acquisitions of Airgate International Corporation (“Airgate”), Paradigm International Inc. (“Paradigm”), WCL Global Logistics Ltd. (“WCL”), AIO Global Logistics Limited (“AIO”) and Seabridge International Pte. Ltd. (“Seabridge) were recorded using the purchase method of accounting in accordance with SFAS No. 141. We allocated the purchase price to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition. The results of operations of each company since the date of acquisition, and its financial condition as of each balance sheet date are reflected in our condensed consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

The acquisition of Shanghai Air Cargo Ground Handling Services Ltd. and Careship International Transportation Ltd. were recorded under the equity method of accounting in accordance with APB Opinion No. 18 "The Equity Method of Accounting for Investment in Common Stock". As such the financial statements will show one line item on the balance sheet, “Equity investment in Affiliates” and one line item on the statement of operations, “Equity Income in Affiliates”. Again, the purchase prices were allocated to the assets, liabilities, intangibles and goodwill acquired, based on the fair value at the date of acquisition.

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

OVERVIEW

The Company does not carry on any business activities by itself. Instead, through its subsidiaries and associated companies, it provides supply chain management solutions, contract logistics services and international freight forwarding services. The Company’s current business was formed from a base of two freight forwarders, AGI Logistics (HK) Ltd. (“AGI”) and Airgate International Corp. (“Airgate”) which were acquired in 2000 and 2002, respectively and the business is managed from our principal support group offices in New York and Hong Kong.

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

The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries and associated companies. At March 31, 2006, AGI wholly-owned subsidiaries included Shenzhen Careship International Transportation Ltd. ("HK Careship"), AGI China Limited and WCL Global Logistics Limited (“WCL”) which were acquired by AGI in 2000, 2002 and 2006, respectively, while the majority owned subsidiary included AIO Global Logistics Limited (51%). AGI also has equity investments in affiliates: Shanghai Air Cargo Ground Handling Services Ltd (“Shanghai Air Cargo”), Vantage Point Services Limited (“Vantage Point”) and Careship International Transportation Ltd. (“Careship International”) of 35%, 40% and 46.92% of their total equity, respectively.

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

On January 1, 2005, the Company acquired 46.92% of the outstanding stock of Careship International. Careship International is located in Shenzhen PRC and is approved to operate international freight forwarding business by the Ministry of Foreign Trade and Economic Cooperation of the People’s Republic of China.

The following discussion, concerning the results of operations, liquidity and capital resources of the Company, is based solely upon the business operations that are carried on by the Company's subsidiaries from January 1 to March 31, 2006 and the same period of 2005.

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

On October 24, 2005, the Company formed a new entity in Hong Kong, AIO Global Logistics Ltd (“AIO”), to acquire certain assets of All In One Global Logistics Ltd (“All In One”). The Company holds 51% of the outstanding shares of AIO. The shareholders of All In One hold the other 49%. The principle activities of AIO are providing warehouse management and freight forwarding services in Hong Kong.

Airgate a privately held New York based freight forwarder that was established in 1995, was acquired on April 30, 2002. Airgate is a non-asset based logistics services company which primarily handles the air and ocean import shipments from the Far East and Southwest Asia to the U.S. Pacific CMA International, LLC, a Colorado limited liability company that is wholly owned by the Company, acquired 81% of the issued and outstanding common stock of Airgate. In September 2002, Airgate commenced additional operations in Chicago. On July 29, 2005, Pacific CMA International, LLC increased its ownership from 81% to 99.11% in a pro rata rights offering of Airgate’s common stock. In the offering, Airgate offered 2,025 newly issued shares of its common stock, at a price of $100 per share. Pacific CMA International, LLC purchased its pro-rata number of shares and the minority interest did not purchase any shares. As a result, Pacific CMA International, LLC ownership percentage in Airgate increased.

On April 30, 2004, the Company completed the acquisition of Paradigm International Inc. (“Paradigm Int’l”).. It primarily handles air and ocean shipments in Latin America. In July 2004, Paradigm Int’l commenced additional operations in Los Angeles, California and it does business under the name Paradigm Global Logistics (“Paradigm Global”)

On July 1, 2004, the Company acquired 60% of the outstanding stock of AGI Freight Singapore Pte Ltd. ("AGI Singapore"). AGI Singapore is a non-asset based logistics services company based in Singapore, that handles both air and ocean shipments all over the world.

On November 24, 2005, the Company’s subsidiary, AGI Singapore, purchased all rights to the business name, logo, domain name, websites, activities, networks, customers and contacts of Seabridge Freight International Pte. Limited from an individual third party to formed a new company called Seabridge International Pte Limited. The purchase agreement required the sellers and their associates not to engage in any form of business objectives or activities similar to and related to the business of Seabridge Freight International Pte. Limited for a period of 3 years from the date of the purchase. The agreement also requests the termination of the registration of Seabridge Freight International Pte. Limited from the Registry of the Accounting & Corporate Regulatory Authority in Singapore.

The following is the significant new development occurring during the six months ended June 30, 2006:

•	Acquisition of the remaining 49% of the outstanding common stock of WCL Global Logistics Ltd to make it a wholly owned subsidiary for the Company on February 28, 2006

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

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

Total revenue for the three months ended June 30, 2006 increased approximately 29% compared with the three months ended June 30, 2005, from $29,053,425 in 2005 to $37,362,565 in 2006. The increase in revenue was primarily the result of the organic growth of AGI, Shenzhen Careship and Airgate, in addition to the inclusion of the results of WCL after its acquisition in July 2005.

Revenue derived from the operations of AGI increased approximately 25% during the three months ended June 30, 2006 as compared with 2005. The significant organic growth of AGI was the result of the following factors:

•	An increase in the routed freight traffic from the existing agency partners;
•	Improvements in the agency network which enabled AGI to secure new freight business;
•	The inclusion of the results of WCL after the acquisition on July 1, 2005.

The revenue of Airgate represented approximately 55% of our total revenue for the three months ended June 30, 2006. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. Revenue derived from the operations of Airgate increased approximately 16% for the three months ended June 30, 2006 when compared with the same period of 2005. The increase is the result of the effort of Airgate’s staff.

Total revenue derived from Paradigm and AGI Singapore for the three months ended June 30, 2006 amounted to approximately $4.53 million, which represents approximately 12% of total revenue of the Pacific CMA

When compared with 2005, the cost of forwarding for the three months ended June 30, 2006 increased approximately 31%, from $24,612,421 in 2005 to $32,227,839 in 2006. The increase in costs was primarily the result of the organic growth of the Company and the acquisition of WCL in July 2005.

Gross profit margin for the three months ended June 30, 2006 decreased, from approximately 15.29% in 2005 to 13.74% in 2006 and gross profit (revenue minus cost of forwarding) for the three months ended June 30, 2005 increased 16%, from $4,441,004 in 2005, to $5,134,726 in 2006.

Net income for the three months ended June 30, 2006 decreased approximately 80%, from $434,524 in 2005, to $87,305 in 2006. The decrease in net income was mainly due to the significant increases in general and administrative expenses. Details of expense fluctuations will be discussed in the sections "Operating expenses".

Net income (loss) attributable to common shareholders for the three months ended June 30, 2006 decreased approximately 183%, from net income of $240,138 in 2005 to net loss of $198,407 in 2006. The decrease in net income (loss) attributable to common shareholders was mainly due to the significant increases in amortization of the Convertible and Non-convertible Note discount and their deferred financing costs. Details of expense fluctuations will be discussed in the section “Accretion Of Series A Preferred Stock, Net To Redemption Value”.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 30%, from $18,318,712 in the second quarter of 2005 to $23,877,368 in the same period of 2006. Airfreight revenue for foreign operations (that includes AGI Group and AGI Singapore) was $10,204,899, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $14,845,798, and offsetting inter-company transactions totaled $1,173,329. The volume of airfreight improved in 2006 compared with 2005. The increase was primarily due to (i) an increase in routing orders from Asia to the United States as a result of new customers and agents in India, Japan and Turkey who joined the Pacific CMA during 2005, (ii) the maturing of businesses for HK Careship, Paradigm Global Logistics and AGI Singapore; and (iii) WCL and AIO joining the Company in July 2005 and November 2005 respectively.

Costs for the airfreight forwarding operations increased approximately 36%, from $15,103,215 in the second quarter of 2005 to $20,535,984 in the same period of 2006. Airfreight cost attributable to foreign operations was $8,808,444, while airfreight cost attributable to domestic operations was $12,915,476, and offsetting inter-company costs were $1,187,936. The airfreight cost increase in 2006 was due to the collection of airline surcharges for security, advance cargo manifest and fuel. Also, due to the increase in fuel surcharge that cannot be totally passed on to customers, gross profit margin decreased from approximately 17.55% in 2005 to approximately 14 % in 2006. Despite the decreased in gross profit margin, overall gross profits increased approximately 4% to $3,341,384.

Total segment overhead attributable to the airfreight operation increased by approximately 26%, from $1,063,281 in the second quarter of 2005 to $1,338,464 in the same period of 2006, as a result of greater resources being allocated to airfreight operations. Details regarding the increase in overhead expenses are discussed below in "- Non Operating Income and Expenses".

Overall, net segment income for the airfreight operation decreased by approximately 7% from $2,152,216 in the second quarter of 2005 to $2,002,920 in the same period of 2006. The decrease in net income was mainly due to the significant increases in fuel charge; also, some clients have been shifted to seafreight forwarding.

SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 26% to $13,485,197 in the second quarter of 2006 from $10,734,713 in the same period of 2005. Sea freight revenue for foreign operations was $4,528,071, while sea freight revenue for domestic operations was $9,346,732, and offsetting inter-company transactions were $389,606. The increase in revenue was due to the contribution from the new branch offices of Shenzhen Careship in China and the increase in quantity of freight consolidation by Airgate Chicago.

The increase in revenue for 2006 from 2005 was due to revenues derived from new customers in European countries. In addition, our agents in India, Japan and Turkey introduced more customers into our network, which led to greater revenue from the Shanghai market in the first quarter of 2006. There was also an increment in the quantity of freight consolidation in Chicago.

Costs for the sea freight forwarding operation increased approximately 23%, from $9,509,206 in the second quarter of 2005 to $11,691,855 in the same period of 2006. Sea freight costs attributable to foreign operations were $3,672,034, while costs attributable to domestic operations were $8,394,820, and inter-company costs were $374,999. The gross profit margin was quite constant, approximately 11.42% in 2005 to approximately 13.30% in 2006. As a result of increased revenues, overall gross profits increased approximately 46%, to $1,793,342.

Total segment overhead attributable to the sea freight operation increased approximately 34%, from $569,209 in the second quarter of 2005 to $762,422 in the same period of 2006. Overall net income for the sea freight operation increased approximately 57%, from $656,298 in the second quarter of 2005 to $1,030,920 in the same period of 2006. The increase in net income was mainly the result of the organic growth of AGI and Airgate.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately 26%, to $4,659,990 in the second quarter of 2006 from $3,691,909 in 2005. There was a significant incremental increase in expenses for the following items in this quarter: consultancy fee, overseas traveling, legal and professional fees, as well as salaries and allowance. As the Company has been continuously growing and in order to cope with the growth in 2006, our staff planning needs called for the hiring of additional staff throughout our offices in the fourth quarter of 2005.

Consultancy fee: Expenses related to consultancy increased approximately 57%, from $68,290 in 2005 to $106,957 in 2006. The increase in consultancy fee was due to the Company sought more consulting advice relating to freight shipments and for assistance in developing our expanding network of agents and offices.

Overseas traveling: Expenses related to overseas traveling increased approximately 49%, from $92,054 in 2005 to $137,369 in 2006. The increase in travel expenses was due to costs attributable to an increased number of trips to Mainland China, Japan, South East Asia and European countries to promote our freight business.

Salaries and allowance: Salaries and allowance increased approximately 35% from $1,567,877 in 2005 to $2,116,268 in 2006. This increase was the result of the addition of approximately 45 staff persons during the first quarter of 2006 in order to keep pace with our growth.

STOCK-BASED COMPENSATION COST

Stock-based compensation cost decreased approximately 37% from $55,537 in the second quarter of 2005 to $34,912 in the same period of 2006. The decrease in compensation cost was primarily due to part of the stock based compensation cost in the first quarter of 2005 being fully amortized in the year 2005. Details of stock grants and cancellations are as follows:

On or about November 7, 2003, we entered into four service agreements with three employees and an independent sales representative. Under the terms of the agreements, as amended in March 2004, we granted these employees and the sales representative an aggregate of 1,950,000 shares of our common stock. Compensation cost is measured at the grant date based on the estimated fair value of the securities. It is recognized as an expense over the service period required under the service agreements with those parties. The unearned portion of the compensation cost related to employees is recorded in equity as unearned compensation cost, while the unearned portion of compensation cost related to the independent sales representative is recorded as a prepaid asset. Effective January 1, 2006 under the provisions of FASB Statement No. 123 (revised 2004), paragraph 74, the unearned compensation was reclassified against common stock and will continue to be amortized. The shares are restricted as they have not been registered with the SEC. The agreements with the employees, as amended, required two of them to continue to provide services to us from January 1, 2004 through December 31, 2013 and one of them to provide services to us from January 1, 2004 through December 31, 2008. The agreement with the sales representative required him to provide services to us from January 1, 2004 through December 31, 2005. However, in December 2004, one of the employees resigned and, by mutual agreement, she surrendered her 850,000 shares. The independent sales representative agreed to surrender his 200,000 shares in exchange for $50,000 in cash, payable during his two year service agreement expiring at December 2005. The surrenders occurred in 2004 and the 850,000 shares and 200,000 shares were physically cancelled in early 2005 and early 2006, respectively. The service agreement related compensation costs were reversed during the fourth quarter of 2004.

In March 2004, we granted an employee 100,000 shares of common stock. The shares were registered with the SEC by filing a Form S-8 Registration Statement on March 29, 2004. On September 11, 2004, this employee resigned from the position of Director but agreed to continue to act as an independent consultant for British market development. The employee continued to provide services to the Company through December 31, 2005. Compensation cost is measured at the grant date based on the estimated fair value on the date of grant. The compensation cost is recognized as expense over the service period required under the agreement. The unearned portion of the compensation cost is recorded in equity as unearned compensation. The compensation cost has been fully amortized in 2005.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 14% from $226,938 in the second of 2005 to $257,747 in the same period of 2006. The increase was mainly attributable to purchases of additional computer hardware and software for the enhancement of new logistics system at AGI Logistics Hong Kong Ltd.

Amortization arises from intangible customer relationship assets recorded in conjunction with the acquisitions of Airgate on April 30, 2002, Paradigm on April 30, 2004 and WCL on July 1, 2005 (51%) and February 28, 2006 (49%). These intangible assets are amortized on a straight-line basis over a period of five to eight years. During the three months ended June 30, 2006 and 2005, the amortization expense attributable to this asset was $152,139 and $144,335, respectively, an increase of $7,804.

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

Interest and other income increased from $41,684 in the second quarter of 2005 to $106,152 in the same period of 2006. This increase is mainly due to the rising interest rates and the increase in the amount of bank pledge deposits securing additional banking facilities.

INTEREST EXPENSE

Interest expense increased from $113,212 in the second quarter of 2005 to $202,787 in the same period of 2006. The increase in interest expense is primarily due to an increase in short-term working capital financing and the increases in interest rates during the second quarter of 2006 as compared to the second quarter of 2005.

CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE AMORTIZATION OF DEFERRED FINANCING COST

The relative fair value of the deferred finance costs attributable to the detachable stock warrants of $53,261 was debited to the additional equity in warrants outstanding and credited against the deferred financing cost. The deferred financing costs related to Convertible Note and Non-Convertible Note are amortized over their term to maturity, which is three years. A total of $22,132 was expensed during the second quarter of 2006.

AMORTIZATION OF CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE DISCOUNT

In accordance with APB Opinion 14 "Accounting for Convertible Debt" and "Debts Issued with Stock Purchase Warrants", the Convertible Note, Non-Convertible Note and the detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional equity in warrants outstanding. The fair value of the warrants was determined based on an internal valuation by the Company using Black Scholes Option Pricing Model with an amount of $531,011 being record. Effectively, the Convertible Note and Non-Convertible Note were recorded at a discount of $371,675 and $159,336 respectively. This discount is amortized ratably over the term of the Convertible Note and Non-Convertible Note which is three years. During the second quarter of 2006, $14,241 of this discount was amortized into expense.

ACCRETION OF SERIES A PREFERRED STOCK, NET TO REDEMPTION VALUE

During April and May 2004, the Company sold to two institutional investors $5,000,000 stated value of its Series A Preferred Stock and issued warrants to purchase 1,562,500 shares of common stock at an exercise price of $1.76 and 781,250 shares at $2.00 per share. As previously discussed, the Company has restated its financial statements for the accounting for this transaction. The initial discount on the Series A Preferred stock is being accreted from date of issuance to its redemption date, which is four years. A total of $73,935 and $118,553 reduced the amount of net income (loss) attributable to common stockholders during the second quarter of 2006 and 2005, respectively. Dividends amounting to $58,392 and $75,833 were paid in shares of common stock in the second quarter of 2006 and 2005, respectively.

Subsequent to the Series A Preferred Stock financing, the Company completed debt financing with Laurus Master Fund, Ltd. (“Laurus”) on August 4, 2005. As the result of this financing the conversion price of the Series A Convertible Preferred Stock and the exercise price fo the Common Stock Purchase Warrants issued to the purchasers of the Company's Series A Convertible Preferred Stock was adjusted to $0.88 per common share. In accordance with EITF 00-27 and EITF 05-8, the intrinsic value of the additional beneficial conversion option of $2,659,091 was recorded as and discount to the Series A Preferred Stock. The additional unamortized discount is amortized to reduced the amount of net income (loss) attributable to common stockholders using the effective interest method over the remaining life of Series A Preferred Stock. As a result, a total of $153,388 was included to reduced the amount of net income (loss) attributable to common stockholders during the second quarter ended June 30, 2006.

One of the institutional investors converted 300 shares of the Series A Preferred Stock on both January 25 and March 30, 2006 (an aggregate of 600 shares) into shares of Common Stock at a conversion price of $0.88 per share, respectively. As a result, the Company has written off a pro-rata share of the unamortized discount originally booked and the discount for additional beneficial conversion on the Series A Preferred Stock to reduced the amount of net income (loss) attributable to common stockholders of $63,897, $271,764 and $65,278, respectively, on the date of conversion.

One of the institutional investors converted 300 shares of the Series A Preferred Stock on both January 25 and March 30, 2006 (an aggregate of 600 shares) into shares of Common Stock at a conversion price of $0.88 per share, respectively. As a result, the Company has written off a pro-rata share of the unamortized debt discount for warrants, unamortized debt discount for additional beneficial conversion and unamortized deferred financing costs on the Series A Preferred Stock to expense of $63,897, $271,764 and $65,278, respectively, on the date of conversion.

All of these expenses were classed as Accretion of Series A Preferred Stock, Net to Redemption Value after restatement.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005

OVERALL RESULTS

Total revenue for the six months ended June 30, 2006 increased approximately 24% compared with the six months ended June 30, 2005, from $54,657,970 in 2005 to $67,760,271 in 2006. The increase in revenue was primarily the result of the organic growth of AGI, Shenzhen Careship and Airgate, in addition to the inclusion of the results of WCL after the acquisition in July 2005.

Revenue derived from the operations of AGI increased approximately 28% during the six months ended June 30, 2006 as compared with 2005. The significant organic growth of AGI was the result of the following factors:

•	An increase in the routed freight traffic from the existing agency partners;
•	Improvements in the agency network which enabled AGI to secure new freight business;
•	The inclusion of the results of WCL after the acquisition on July 1, 2005.

The revenue of Airgate represented approximately 55% of our total revenue for the six months ended June 30, 2006. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. Revenue derived from the operations of Airgate increased approximately 10% for the six months ended June 30, 2006 when compared with the same period of 2005. The increase is the result of the effort of Airgate’s staff.

Total revenue derived from Paradigm and AGI Singapore for the six months ended June 30, 2006 amounted to approximately $8.49 million, which represents approximately 13% of total revenue of the Pacific CMA.

When compared with 2005, the cost of forwarding for the six months ended June 30, 2006 increased approximately 26%, from $46,120,548 in 2005 to $57,950,976 in 2006. The increase in costs was primarily the result of the organic growth of the Company and the acquisition of WCL in July 2005.

Gross profit margin for the six months ended June 30, 2006 was decreased, from approximately 15.62% in 2005 to 14.47% in 2006 and gross profit (revenue minus cost of forwarding) for the six months ended June 30, 2006 increased 15%, from $8,537,422 in 2005, to $9,809,295 in 2006.

Net income for the six months ended June 30, 2006 decreased approximately 100%, from $614,484 in 2005, to $656 in 2006. The decrease in net income was mainly due to the significant increases in general and administrative expenses. Details of expense fluctuations will be discussed in the sections "Operating expenses".

Net income (loss) attributable to common shareholders for the six months ended June 30, 2006 decreased approximately 536%, from net income of $224,211 in 2005 to net loss of $976,911 in 2006. The decrease in net income (loss) attributable to common shareholders was mainly due to the significant increases in amortization of the Convertible and Non-convertible Note discount and their deferred financing costs. Details of expense fluctuations will be discussed in the section “Accretion Of Series A Preferred Stock, Net To Redemption Value”.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 29%, from $34,037,613 in the first half of 2005 to $43,755,509 in the same period of 2006. Airfreight revenue for foreign operations (that includes AGI Group and AGI Singapore) was $20,308,293, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $26,881,894, and offsetting inter-company transactions totaled $3,434,678. The volume of airfreight improved in 2006 compared with 2005. The increase was primarily due to (i) an increase in routing orders from Asia to the United States as a result of new customers and agents in India, Japan and Turkey who joined the Pacific CMA during 2005, (ii) the maturing of businesses for HK Careship, Paradigm Global Logistics and AGI Singapore; and (iii) WCL and AIO joining the Company in July 2005 and November 2005 respectively.

Costs for the airfreight forwarding operations increased approximately 33%, from $27,967,252 in the first half of 2005 to $37,103,944 in the same period of 2006. Airfreight cost attributable to foreign operations was $17,432,896, while airfreight cost attributable to domestic operations was $23,105,726, and offsetting inter-company costs were $3,434,678. The airfreight cost increase in 2006 was due to the collection of airline surcharges for security, advance cargo manifest and fuel. Also, due to the increase in fuel surcharge that cannot be totally passed on to customers, gross profit margin decreased from approximately 17.83% in 2005 to approximately 15.20 % in 2006. Despite the decreased in gross profit margin, overall gross profits increased approximately 10% to $6,651,565.

Total segment overhead attributable to the airfreight operation increased by approximately 25%, from $2,207,922 in the first half of 2005 to $2,750,364 in the same period of 2006, as a result of greater resources being allocated to airfreight operations. Details regarding the increase in overhead expenses are discussed below in "- Non Operating Income and Expenses".

Overall, net segment income for the airfreight operation slightly increased by approximately 1% from $3,862,439 in the first half of 2005 to $3,901,201 in the same period of 2006. The increase in net income was mainly the result of our organic growth as well as the inclusion of WCL and AIO operating results which were acquired in July and November 2005 respectively.

SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 16% to $24,004,762 in the first half of 2006 from $20,620,357 in the same period of 2005. Sea freight revenue for foreign operations was $7,762,991, while sea freight revenue for domestic operations was $16,945,797, and offsetting inter-company transactions were $704,026. The increase in revenue was due to the contribution from the new branch offices of Shenzhen Careship in China and the increase in quantity of freight consolidation by Airgate Chicago.
The increase in revenue for 2006 from 2005 was due to revenues derived from new customers in European countries. In addition, our agents in India, Japan and Turkey introduced more customers into our network, which led to greater revenue from the Shanghai market in the first quarter of 2006. There was also an increment in the quantity of freight consolidation in Chicago.

Costs for the sea freight forwarding operation increased approximately 15%, from $18,153,296 in the first half of 2005 to $20,847,032 in the same period of 2006. Sea freight costs attributable to foreign operations were $6,252,078, while costs attributable to domestic operations were $15,298,980, and inter-company costs were $704,026. The gross profit margin was quite constant, approximately 11.96% in 2005 to approximately 13.15% in 2006. As a result of increased revenues, overall gross profits increased approximately 28%, to $3,157,730.

Total segment overhead attributable to the sea freight operation increased approximately 25%, from $1,162,075 in the first half of 2005 to $1,449,308 in the same period of 2006. Overall net income for the sea freight operation increased approximately 31%, from $1,304,986 in the first half of 2005 to $1,708,422 in the same period of 2006. The increase in net income was mainly the result of the organic growth of AGI and Airgate.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately 27%, to $9,217,541 in the first half of 2006 from $7,253,804 in 2005. There was a significant incremental increase in expenses for the following items in this first half of 2006: consultancy fee, overseas traveling, legal and professional fees, as well as salaries and allowance. As the Company has been continuously growing and in order to cope with the growth in 2006, our staff planning needs called for the hiring of additional staff throughout our offices in the fourth quarter of 2005.

Consultancy fee: Expenses related to consultancy increased approximately 97%, from $117,830 in 2005 to $231,719 in 2006. The increase in consultancy fee was due to the Company sought more consulting advice relating to freight shipments and for assistance in developing our expanding network of agents and offices.

Overseas traveling: Expenses related to overseas traveling increased approximately 75%, from $148,207 in 2005 to $259,836 in 2006. The increase in travel expenses was due to costs attributable to an increased number of trips to Mainland China, Japan, South East Asia and European countries to promote our freight business.

Salaries and allowance: Salaries and allowance increased approximately 31% from $3,224,470 in 2005 to $4,219,586 in 2006. This increase was the result of the addition of approximately 53 staff persons during the six months ending June 30, 2006 needed to keep pace with our growth.

STOCK-BASED COMPENSATION COST

Stock-based compensation cost decreased approximately 55% from $156,639 in the first half of 2005 to $69,824 in the same period of 2006. The decrease in compensation cost was primarily due to part of the stock based compensation cost in the first quarter of 2005 being fully amortized in the year 2005. Details of stock grants and cancellations are as follows:

On or about November 7, 2003, we entered into four service agreements with three employees and an independent sales representative. Under the terms of the agreements, as amended in March 2004, we granted these employees and the sales representative an aggregate of 1,950,000 shares of our common stock. Compensation cost is measured at the grant date based on the estimated fair value of the securities. It is recognized as an expense over the service period required under the service agreements with those parties. The unearned portion of the compensation cost related to employees is recorded in equity as unearned compensation cost, while the unearned portion of compensation cost related to the independent sales representative is recorded as a prepaid asset. Effective January 1, 2006 under the provisions of FASB Statement No. 123 (revised 2004), paragraph 74, the unearned compensation was reclassified against common stock and will continue to be amortized. The shares are restricted as they have not been registered with the SEC. The agreements with the employees, as amended, required two of them to continue to provide services to us from January 1, 2004 through December 31, 2013 and one of them to provide services to us from January 1, 2004 through December 31, 2008. The agreement with the sales representative required him to provide services to us from January 1, 2004 through December 31, 2005. However, in December 2004, one of the employees resigned and, by mutual agreement, she surrendered her 850,000 shares. The independent sales representative agreed to surrender his 200,000 shares in exchange for $50,000 in cash, payable during his two year service agreement expiring at December 2005. The surrenders occurred in 2004 and the 850,000 shares and 200,000 shares were physically cancelled in early 2005 and early 2006, respectively. The service agreement related compensation costs were reversed during the fourth quarter of 2004.

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

Depreciation and amortization increased approximately 12% from $449,464 in the first half of 2005 to $504,126 in the same period of 2006. The increase was mainly attributable to purchases of additional computer hardware and software for the enhancement of new logistics system at AGI Logistics Hong Kong Ltd.

Amortization arises from intangible customer relationship assets recorded in conjunction with the acquisitions of Airgate on April 30, 2002, Paradigm on April 30, 2004 and WCL on July 1, 2005 (51%) and February 28, 2006 (49%). These intangible assets are amortized on a straight-line basis over a period of five to eight years. During the six months ended June 30, 2006 and 2005, the amortization expense attributable to this asset was $303,227 and $288,671, respectively, an increase of $14,556.

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

Interest and other income increased from $76,825 in the first half of 2005 to $208,767 in the same period of 2006. This increase is mainly due to the rising interest rates and the increase in the amount of bank pledge deposits securing additional banking facilities.

INTEREST EXPENSE

Interest expense increased from $227,564 in the first half of 2005 to $389,152 in the same period of 2006. The increase in interest expense is primarily due to an increase in short-term working capital financing and the increases in interest rates during the first half of 2006 as compared to the first half of 2005.

CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE AMORTIZATION OF DEFERRED FINANCING COST

The relative fair value of the deferred finance costs attributable to the detachable stock warrants of $53,261 was debited to the additional equity in warrants outstanding and credited against the deferred financing cost. The deferred financing costs related to Convertible Note and Non-Convertible Note are amortized over their term to maturity, which is three years. A total of $40,467 was expensed during the first half of 2006.

AMORTIZATION OF CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE DISCOUNT

In accordance with APB Opinion 14 "Accounting for Convertible Debt" and "Debts Issued with Stock Purchase Warrants", the Convertible Note, Non-Convertible Note and the detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional equity in warrants outstanding. The fair value of the warrants was determined based on an internal valuation by the Company using Black Scholes Option Pricing Model with an amount of $531,011 being record. Effectively, the Convertible Note and Non-Convertible Note were recorded at a discount of $371,675 and $159,336 respectively. This discount is amortized ratably over the term of the Minimum Borrowing Note and Revolving Note which is three years. During the first half of 2006, $24,764 of this discount was amortized into expense.

ACCRETION OF SERIES A PREFERRED STOCK, NET TO REDEMPTION VALUE

During April and May 2004, the Company sold to two institutional investors $5,000,000 stated value of its Series A Preferred Stock and issued warrants to purchase 1,562,500 shares of common stock at an exercise price of $1.76 and 781,250 shares at $2.00 per share. As previously discussed, the Company has restated its financial statements for the accounting for this transaction. The initial discount on the Series A Preferred stock is being accreted from date of issuance to its redemption date, which is four years. A total of $274,914 and $236,385 reduced the amount of net income (loss) attributable to common stockholders during the first half of 2006 and 2005, respectively. Dividends amounting to $121,892 and $153,888 were paid in shares of common stock in the first half of 2006 and 2005, respectively.

Subsequent to the Series A Preferred Stock financing, the Company completed debt financing with Laurus Master Fund, Ltd. (“Laurus”) on August 4, 2005. As the result of this financing the conversion price of the Series A Convertible Preferred Stock and the exercise price fo the Common Stock Purchase Warrants issued to the purchasers of the Company's Series A Convertible Preferred Stock was adjusted to $0.88 per common share. In accordance with EITF 00-27 and EITF 05-8, the intrinsic value of the additional beneficial conversion option of $2,659,091 was recorded as and discount to the Series A Preferred Stock. The additional unamortized discount is amortized to reduced the amount of net income (loss) attributable to common stockholders using the effective interest method over the remaining life of Series A Preferred Stock. As a result, a total of $580,761 was included to reduced the amount of net income (loss) attributable to common stockholders during the first half of 2006.

One of the institutional investors converted 300 shares of the Series A Preferred Stock on both January 25 and March 30, 2006 (an aggregate of 600 shares) into shares of Common Stock at a conversion price of $0.88 per share, respectively. As a result, the Company has written off a pro-rata share of the unamortized discount originally booked and the discount for additional beneficial conversion on the Series A Preferred Stock to reduced the amount of net income (loss) attributable to common stockholders of $63,897, $271,764 and $65,278, respectively, on the date of conversion.

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

Management believes the Company's business has not been significantly or adversely affected by inflation in the past. Historically, the Company has generally been successful in passing cost increases on to its customers by means of price increases. However, competitive market place conditions could impede the Company's ability to pass on future cost increases to customers and could erode the Company's operating margins.

The Company continues to assess and improve financial controls, and has negotiated successfully with its banks to get credit facilities for future financial needs.

Additional risks and uncertainties include, but are not limited to, the following:

•	Governmental deregulation efforts, regulations governing the Company's products and/or the international trade and tariff environment adversely affecting our ability to provide services to customers;
•	Competitive marketplace conditions impeding the ability of the Company to pass future cost increases to customers;
•	Dependence of the Company on international trade resulting from favorable worldwide economic conditions;
•	Dependence of the Company on retention and addition of significant customers;
•	The ability to recruit and retain skilled employees in a tight labor market;
•	The ability of the Company to develop and implement information systems to keep pace with the increasing complexity and growth of the Company's business;
•
The trend of the increasing price of oil has led airlines to charge additional fuel surcharges passed onto shippers and consignees, increasing the Company’s shipping costs, that, in turn, results in a reduction in our customers’ shipping incentive and increasing our rate of order cancellation; and

•
The World Health Organization received reports of the deadly H5N1 Avian influenza virus in various countries with some cases being reported of human infection with the H5N1 Avian influenza virus. As the deadly H5N1 virus can be carried by migratory birds and could spread globally, the Company’s operations could be adversely effected by Avian influenza if a human outbreak occurs.

LIQUIDITY AND CAPITAL RESOURCES

We generated approximately $935,000 and $293,000 of cash from operating activities for the six months ended June 30, 2006 and 2005, respectively. This increase in cash from operations was mainly attributable to decrease in other receivables and the increase in accounts payable.

Net cash used in investing activities was $1,645,976 and $620,084 for the six months ended June 30, 2006 and 2005, respectively. We used $264,638 to acquire plant and equipment to improve our office facilities, and at the same time, we received $16,738 from the sales of property and equipment. We used $597,945 and $88,160 for the acquisition of subsidiaries and associates, respectively. We also paid $750,000 as a deposit for a business acquisition.

Net cash provided by financing activities was $1,357,493 and $282,391 for the six months ended June 30, 2006 and 2005, respectively. We made principal payment under capital lease obligations, short term debt and non-convertible note of $30,155, $223,278 and $116,201, respectively. Restricted cash deposits that was pledged to the banks was decreased by $432,786. Note payable to the banks increased by $1,302,137 during the six months ended June 30, 2006, and we used $7,796 for the repurchase of our common stock.

Working capital was $8,566,053 (inclusive of restricted cash of approximately $5.3 million) and $9,897,392 (inclusive of restricted cash of approximately $5.8 million) as of June 30, 2006 and December 31, 2005 respectively. The decrease in workings capital is due to $597,945 was used for acquisition of 49% of common stock of WCL Global Logistics Limited and $750,000 was used as investment deposit of HTL. We believe that we will be able to rely on cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following June 30, 2006. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs, if any.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We have entered into various contractual obligations, which may be summarized as follows:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	Thereafter
	$	$	$	$	$
Capital lease Obligations	88,972	59,394	29,578	-	-
Operating Leases	3,613,153	1,317,840	1,880,582	414,731	-
Cargo Space Commitments	3,453,868	3,453,868	-	-	-
Series A Preferred Stock and Cumulative Dividends	3,722,910	234,208	3,488,702	-	-

We have capital lease obligations of $88,972 as of June 30, 2006, of which $59,394 is repayable within one year, and $29,578 is repayable after one year.

We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong, Mainland China and Singapore. The total outstanding lease commitments under non-cancelable operating leases are $3,613,153 as of June 30, 2006. As of June 30, 2006, the current portion of these commitments of $1,317,840 is payable within one year.

We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of June 30, 2006, the amount outstanding for such commitments to be entered into in 2006 was approximately $3.5 million.

As of June 30, 2006, our commercial commitments may be summarized as follows:

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1-3 years
Overdraft	$2,660,213	$2,660,213	-
Invoice Trust Receipt	3,514,889	3,514,889	-
Guarantees by bank	728,925	728,925	-
Convertible Notes, net of discounts of $388,379	3,611,621		3,611,621
Payable - minority shareholder	114,091	114,091	-

As of June 30, 2006, to finance our working capital, our available banking facilities were approximately $10,134,955 obtained from creditworthy commercial banks in Hong Kong. As of that date, the total amount of bank credit facilities utilized was $6,175,102. This was made up of (i) $2,660,213 of overdrafts; (ii) $3,514,889 of invoice trust receipts. Moreover, we have a borrowing facility with Laurus, subject to certain requirements. The total available amount of the credit facility is $4,000,000. As of June 30, 2006, the total amount outstanding for the credit facility, net of discount is $3,611,621, which is the convertible note.

OUTLOOK

As a result of the global economic growth, we believe the following factors may have a positive impact on our future results of operation and our financial conditions:

CLOSER ECONOMIC PARTNERSHIP

We have updated our research on the effects of CPEA since it became operational, and certain of the following information was extracted from the Trade and Industry Department, The Government of HKSAR Press Release “The CEPA benefits Hong Kong economy” on January 5, 2006.

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

In reviewing its operation in the past two years, CEPA has been implemented smoothly since its inception. More than 10,000 applications for Certificate of Origin under CEPA (CO(CEPA)), with a total export value exceeding HK$3.5 billion (approximately US$449 million) have been issued. The products concerned range from textiles and clothing and foods to pharmaceutical, plastics and plastics products. The amount of CO (CEPA) issued and the value of CEPA exports in 2005 both recorded more than a 100% increase compared with 2004 after a wide range of products including food and beverages were granted zero-tariff preference under CEPA II.

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

FOREIGN EXCHANGE RISK

The Company conducts business in many different countries and currencies. The Company's business often results in revenue billings issued in a country and currency, which differs from that where the expenses related to the service are incurred. This brings a market risk to the Company's earnings. Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical change in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. As one of the major subsidiaries uses the Hong Kong Dollar (HKD), which has been linked to the U.S. Dollar at a rate of HKD 7.80 to USD 1.00, as its functional currency, there has been no material change in the Company's foreign exchange risk exposure. However, if HKD was unlinked to the US Dollar, an average 10% weakening of the U.S. Dollar, throughout the period ended June 30, 2006, would have had the effect of raising operating income approximately $52,000. An average 10% strengthening of the U.S. Dollar, for the same period would have had the effect of reducing operating income by approximately $64,000. The Company currently does not utilize any the derivative financial instruments or hedging transactions to manage foreign currency risk.

INTEREST RATE RISK

The Company does not currently utilize derivative financial instruments to hedge against changes in interest rates. At June 30, 2006, the Company had cash and cash equivalents and restricted cash of $8 million and short-term borrowings of $6 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings. In management’s view, there has been no material change in Company's market risk exposure between June 30, 2005 and June 30, 2006.

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

BKD, LLP (“BKD”), our former independent auditors, advised our management and Audit Committee that during the course of their audit of our financial statements as of and at December 31, 2005, that they noted material weaknesses in our internal controls as follows: insufficient review of allowance for doubtful accounts; lack of documented second review and approval of journal entries; and our former Chief Financial Officer not being sufficiently active.

Based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our new Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures as of June 30, 2006 were effective to ensure that material information relating to us and our consolidated subsidiaries is made known to them by others within those entities to allow timely decisions regarding required disclosures.

After discussing advice with our new auditors, we recognized the need for additional documentation of second reviews and in some cases, enhanced procedures. Since then, we have been correcting the material weaknesses in internal control. Corrective measures include regular credit review of outstanding receivables, increase manpower on debts collections, separation of duties and improve documentation second review and approval of journal entries. Moreover, we have replaced our chief financial officer during the quarter ended June 30, 2006 as our prior independent accountants advised that our former chief financial officer was not actively involved in the detailed financial aspects of our business during fiscal year 2005. The new Chief Financial Officer, John Mazarella, has reviewed all the accounts receivable of our Operating Divisions as of June 30, 2006 and has indicated to senior management what accounts may need further discussion, and has reviewed the procedures with the heads of our Operating Divisions to insure that adequate provisions have been provided.

This will be a continuing process and will lead to increased controls where necessary. In addition, he has reviewed all expense and journal entries and will report to the Audit Committee any corrective action needed, if appropriate. Changes and additional controls will be considered on an ongoing basis as we anticipate our new Chief Financial Officer will be most pro-active.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

Reference is made to our Annual Report on Form 10-K for our fiscal year ended December 31, 2005 (the “Annual Report”), Part I, Item 3: “Legal Proceedings.”

Item 1A. Risk Factors

Background

On April 26, 2006, the Company entered into a Stock Purchase Agreement (the “SPA”) with HTL Logistics Limited, a Cayman Islands corporation (“HTL”). HTL is a holding company which owns a series of operating subsidiaries in the freight forwarding business, with offices in Sri Lanka, India, Pakistan, Bangladesh, Dubai, Mauritius, Madagascar and Nepal. The SPA initially provided for a closing on or before July 1, 2006, that has been extended until October 31, 2006 and is subject to the Company’s obtaining equity financing. However, the Company has been seeking debt financing, having been unable to secure equity financing on terms commercially reasonable to the Company. There can be no assurance that debt financing will be secured on terms commercially reasonable to the Company or the proposed acquisition of HTL will be successfully completed substantially on the terms and conditions set forth below, or at all.

Pursuant to the SPA, the Company has agreed to acquire seventy (70%) percent of the outstanding shares of capital stock of HTL for a purchase price of $1,330,000 and 2,800,000 restricted shares of the Company’s common stock (the “Proposed Acquisition”). The Company has also been granted an option to purchase the remaining thirty (30%) percent of HTL’s outstanding shares of capital stock in consideration of $570,000 and restricted shares of our common stock determined as follows: If the option is exercised within (a) twelve, (b) twenty-four, and (c) thirty-six months from the closing of the Proposed Acquisition, the number of restricted shares will be (a) 1,320,000, (b) 1,440,000, and (c) 1,800,000 or 2,200,000, based upon a Trigger Amount of HLT and its subsidiaries being met, respectively.

The “Trigger Amount” is $500,000 for any year and is the audited, consolidated net profit, after taxes, of HTL and its subsidiaries for such year prepared in accordance with generally accepted accounting principles in the United States and Regulation S-X promulgated under the Securities Act of 1933, as amended,.

In addition, the Company has agreed to issue to HTL’s shareholders up to a maximum of 750,000 shares of restricted Common Stock per year, for each of 2006, 2007 and 2008, if that Trigger Amount is exceeded during each of those years. If the Trigger Amount is exceeded, the aggregate number of shares of restricted Common Stock issuable to HTL’s shareholder for each year is determined by multiplying the Trigger Amount for the applicable year by 0.45, subject to the limitations described above.

HTL’s financial statements have not been audited and were not prepared in accordance with U.S. GAAP, such financial information may be subject to adjustments when audited, which could result in changes to the transaction.

 IN THE EVENT THE COMPANY ACQUIRES HTL, THE FOLLOWING RISK FACTORS ARE APPLICABLE:

1. Taxation in India. During any period of time that the Company owns HTL, it may receive dividends or the distribution of profits from any of HTL’s subsidiaries in India via the issuance of bonus shares, after all Indian taxes are paid and HTL pays a dividend tax to India. The recipient of the dividend or the bonus shares currently is not taxed on these distributions. In the event PAM were to acquire and dispose of an Indian subsidiary of HTL, the Indian tax does not exceed twenty (20%) percent and, if paid, PAM may be able to offset any Indian taxation against its United States taxes. Unless there are changes in the tax laws in India, no adverse material tax impact to PAM is foreseen as a consequence of an acquisition of HTL.

2. Need for financial controls complying with U.S. law and compliance with U.S. GAAP. HTL has not been required to establish and maintain internal financial controls as a United States public company would be required to do and its financial controls may need to be brought into compliance with the Sarbanes Oxley Act (‘SOX”) with a significant delay and at a substantial cost. Alternatively, non-compliance with SOX may result in the AMEX delisting PAM’s securities, sanctions for the filing of late reports and prohibit market makers from making a market in PAM securities. The accounts of Indian companies are prepared in accordance with Indian Standard GAAP and would have to be reconciled to U.S. GAAP and may result in substantial additional expense to the Company.

3. Auditing deadlines. If we were to acquire HTL and were unable to timely obtain an audit of HTL’s audit financial statements, we would not be in compliance with the SEC’s filing requirements that would result in many adverse consequences, including, but not limited to, administrative sanctions, AMEX delisting, the inability to use “short” form registration statements for selling securityholders and the Company being required to file “full” registration statements, the inability to have registration statements remain or declared effective, resulting in the imposition of contract defaults, penalties and accelerated repayment requirements on the Company of its Series A Preferred Stock and the financing received from Laurus).

4. Wage increases in India may reduce HTL’s profit margin. If the HTL acquisition is completed. A significant cost will be HTL’s salaries and related benefits of operations staff and other employees. Wage costs in India have historically been significantly lower than wage cost in the United States for comparably skilled professionals. However, because of rapid economic growth in India and increased competition for skilled employees in India, wages for comparably skilled employees in India are increasing at a faster rate than in the United States. In addition, as the U.S. dollar declines in value against the Indian rupee, wages in the United States will decrease relative to wages in India. We may need to increase the levels of employee compensation more rapidly than in HTL’s past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wage increases in the long term may reduce HTL’s profit margins. Additionally, because substantially all of HTL’s employees are based in India and paid in Indian rupee, while its revenues are primarily in U.S. dollars, an HTL employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates among the Indian rupee and the U.S. dollar fluctuates significantly.

5. Potential negative effect of transfer-pricing regulations. U.S. and Indian transfer-pricing regulations require that any international transaction involving associated enterprises be at an arm’s length price. Transactions among our subsidiaries, including HTL, if acquired, and us may be considered such transactions. If the applicable income tax authorities review any of HTL’s tax returns and determine that the transfer price we applied was not appropriate, HTL may incur increased tax liability, including accrued interest and penalties, which would cause HTL’s tax expense to increase, possibly materially, thereby reducing HTL’s profitability and cash flows.

6. A substantial portion of HTL’s assets and operations are located in India and HTL is subject to regulatory economic and political uncertainties. In the early 1990’s, India experienced significant inflation, low growth in gross domestic product and shortages of foreign currency reserves. The Indian government, however, has exercised and continues to exercise significant influence over many aspects of the Indian economy. India’s government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy. Certain of those programs, which have benefited HTL include tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. We cannot assure you that these liberal policies will continue. The Government of India is considering introducing a reservation policy to the private sector in India, pursuant to which all private sector companies in India, would be required to reserve a certain percentage of jobs for the economically underprivileged population. If this policy is adopted, HTL’s ability to hire employees of its choice may be negatively affected due to restrictions on its pool of potential employees and competition for these professionals.

Furthermore, the rate of economic liberalization could change, and specific laws and policies affecting technology companies, foreign investment, currency exchange rates and other matters affecting HTL could also change. In the past decade, the Government of India has changed several times. The current Indian government is a coalition of many parties, some of which do not want to continue India’s current economic policies. Various factors, including collapse of the present coalition government due to the withdrawal of support of coalition members, could trigger significant changes in India’s economic liberalization and deregulation policies, disrupt business and economic conditions in India generally and HTL’s business in particular. HTL’s financial performance may be adversely affected by changes in inflation, exchange rates and controls, interest rates, Government of India policies (including taxation policies), social stability or other political or diplomatic developments affecting India in the future.

7. Terrorist attacks and other acts of violence involving India could adversely affect HTL’s business, results of operations, financial conditions and cash flows. Terrorist attacks and other acts of violence or war, including those involving India, could adversely affect HTL’s business, results of operations, financial condition and cash flows. South Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including India, Pakistan and China and within India itself. In recent years there have been several instances of military confrontations along the Indo-Pakistani border. There continues to be a potential for hostilities between India and Pakistan due to recent terrorist activities, troop mobilizations along the border and the geographical climate along the border. Such political tensions could create a perception that there is a risk of disruption of services provided by India companies, which could have a material adverse affect on HTL’s market for its services. Furthermore, if India were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, HTL might not be able to continue to operate.

8. India is vulnerable to natural disasters that could severely disrupt the normal operation of HTL’s business and adversely affect HTL’s business, results of operation, financial condition and cash flows. India is susceptible to natural disasters, including typhoons, tsunamis, floods and earthquakes. HTL has facilities and employees located in India. If HTL’s facilities are damaged by a typhoon, tsunamis, floods and earthquakes or other natural disaster, HTL’s operation and its ability to provide service, clients could be interrupted or delayed significantly. Insurance coverage may not be sufficient to cover HTL’s potential losses and disaster management facilities in India may not be adequate. In addition, clients may terminate their contracts with HTL if it cannot resume providing services quickly enough. As a result, a natural disaster in India could have a material adverse affect on HTL’s business, results of operation, financial condition and cash flows.

9. Currency fluctuations among the Indian rupee and the U.S. dollar could have a material affect on HTL’s results of operations. The exchange rate among the Indian rupee and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. The average Indian rupee/U.S. dollar exchange rate in 2005 was approximately 44.0 representing depreciation of 2.9% compared to the average exchange rate for 2004. The average Indian rupee/pound sterling exchange rate in 2005 was approximately 80.2 representing depreciation of 3.4% compared to the average rate in 2004. Although HTL takes steps to hedge a substantial portion of its India rupee-U.S. dollar foreign currency exposures, its results of operations may be adversely affected if the Indian rupee fluctuates significantly against the U.S. dollar or its hedging strategy is unsuccessful.

10. If more stringent labor laws become applicable to HTL, HTL’s profitability may be adversely affected India has stringent labor legislation that protects the interests of workers, including legislation that sets forth detailed procedures for dispute resolution and employee removal and legislation that imposes financial obligations on employers upon retrenchment. In addition, HTL is subject to certain industry standards regarding our employees, particularly with regard to overtime and transportation of employees. If these labor laws or industry standards become more stringent or more strictly enforced, it may become difficult for HTL to maintain flexible human resource policies, discharge employee or downsize, any of which could have a material adverse affect on HTL’s business, results of operations, financial conditions and cash flows.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

See the Company’s Report on Form 8-K filed on May 5, 2006, with the SEC.

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders

On May 23, 2006, the Company held its annual meeting of stockholders. See the Company’s Schedule 14A filed with the SEC on April 24, 2006 and Report on Form 8-K filed with the SEC on May 25, 2006.

Item 5.     Other Information

None

Item 6.   Exhibits

(a)	Exhibits (filed herewith)

5.2	Opinion of India Counsel, including Counsel’s Consent.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CMA, INC.

Date: August 21, 2006	By:	/s/Alfred Lam
	Name:	Alfred Lam
	Title:	Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 21, 2006	By:	/s/John Mazarella
	Name:	John Mazarella
	Title:	Chief Financial Officer
(Principal Financial and Accounting
Officer)