Form 10-K/A
period 2005-12-31
PACIFIC CMA INC
filed 2006-09-25
CIK 1071775

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

                                       OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-27653

                                PACIFIC CMA, INC.
             (Exact name of Registrant as Specified in its Charter)

              Delaware                                            84-1475073
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

                                                          Name of each Exchange
           Title of Each Class                             on which registered
Common Stock, par value $0.001 per share                 American Stock Exchange

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

EXPLANATORY NOTE

We are filing this Form 10-K/A for the fiscal year ended December 31, 2005, to reflect the restatement of our consolidated balance sheet as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. As described below in Note 2 to our Consolidated Financial Statements, based upon a review of applicable accounting rules and interpretations, we have decided to restate certain previously issued financial statements.

The determination of the restatements was made as a result of a correction of the Company's application of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), in accounting for the Company's Series A Preferred Stock. The Company originally accounted for its Series A Convertible Preferred Stock as a liability; however, since the preferred stock is convertible, the redemption feature is conditional and the Series A Preferred Stock should not be accounted for under SFAS 150. The Company has reviewed EITF D-98, Classification and Measurement of Redeemable Securities, and determined that the Series A Preferred Stock should be accounted for as temporary equity. This reclassification also resulted in the offering costs related with the Series A Preferred Stock to be reclassified from other assets and netted with the balance that the Series A Preferred Stock was initially recorded. As a result of this reclassification, the Company also reversed the expenses recorded to other income (expense) and recorded these charges directly to retained earnings. In addition, the Company has modified its presentation of earnings (loss) per share attributable to common stockholders to present the impact of the deemed dividend and beneficial conversion feature related to the preferred stock. Finally, the Company reversed the tax accounting for the beneficial conversion feature and deemed divided that had been recorded related to the Series A Preferred Stock.

The Company has elected to accrete the discount related to the preferred stock over the period from the date of issuance through the Series A Preferred Stock's redemption date using the interest method

Any items included in the original report on Form 10-K for the fiscal year ended December 31, 2005, that are not included herein are not amended and remain in effect as of the date of the original filing thereof. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-K/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

                                PACIFIC CMA, INC.

                                   FORM 10-K/A

                       FISCAL YEAR ENDED DECEMBER 31, 2005

Item Number in
Form 10-K/A                                                                 Page
-----------                                                                 ----
                                     PART II
6.  Selected Financial Data
7. Management's Discussion and Analysis of Financial Condition and Results of Operation
8.  Financial Statements and Supplementary Data

                                     PART IV
15. Exhibits, Financial Statement Schedules

OUR ANNUAL REPORT ON FORM 10-K AND THIS AMENDMENT THERETO CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

Our Annual Report on Form 10-K and this Amendment to that Report (including the Exhibits thereto) contains certain "forward-looking statements" within the meaning of the of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. Such statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "should," "would," "could," and "may." In addition, we may from time to time make such written or oral "forward-looking statements" in future filings with the Securities and Exchange Commission (the "Commission" or "SEC") (including exhibits thereto), in our reports to stockholders, and in other communications made by or with our approval. These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described in the "Risk Factors" section of our Annual Report on Form 10-K and elsewhere in our Form 10-K and this Amendment thereto.

                                     PART II

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

                                                 2005           2004
                                              (Restated)     (Restated)       2003          2002         2001
                                             ------------   -----------   -----------   -----------   -----------
FREIGHT FORWARDING INCOME                    $125,008,642   $99,600,454   $73,093,164   $52,903,737   $13,788,479
                                             ------------   -----------   -----------   -----------   -----------
OPERATING EXPENSES
Cost of forwarding                            107,012,073    84,821,796    62,540,068    45,005,074    11,054,263
General and administrative                     16,043,042    13,175,477     9,840,487     6,081,751     2,274,393
Depreciation and amortization                     938,321       780,022       762,367       589,523       200,887
Stock-based compensation cost                     267,712       286,247       111,143        70,075        38,835
                                             ------------   -----------   -----------   -----------   -----------
                                              124,261,148    99,063,542    73,254,065    51,746,423    13,568,378
                                             ------------   -----------   -----------   -----------   -----------
OPERATING INCOME (LOSS)                           747,494       536,912      (160,901)    1,157,314       220,101
                                             ------------   -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)
Interest and other income                         173,810       302,624       238,361       151,520        68,699
Interest expense                                 (556,985)     (313,920)     (228,178)      (96,420)      (24,123)
Gain on disposal of subsidiary                         --            --            --        11,390        19,729
Settlement of litigation                               --            --            --      (257,500)           --
Exchange listing costs                                 --            --      (242,606)           --            --
Withdrawn registration statement costs                 --            --      (171,120)           --            --
Minimum borrowing note and revolving note
  amortization of deferred financing costs        (44,259)           --            --            --            --
Amortization of convertible note and
  non-convertible note discount                   (35,923)           --            --            --            --
Equity in income (loss) of affiliate              (56,443)        8,823            --            --            --
Other                                                  --            --            --            --       (40,545)
                                             ------------   -----------   -----------   -----------   -----------
                                                 (519,800)       (2,473)     (403,543)     (191,010)       23,760
                                             ------------   -----------   -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                 227,694       534,439     (564,444)      966,304       243,861

PROVISION FOR INCOME TAXES (BENEFIT)             (257,966)     (202,775)     (572,933)      263,454        68,911

INCOME BEFORE MINORITY INTEREST                   485,660       737,214         8,489       702,850       174,950

MINORITY INTEREST                                  (7,557)       19,197            --            --            --
                                             ------------   -----------   -----------   -----------   -----------
NET INCOME                                        478,103       756,411         8,489       702,850       174,950
Accretion of Series A Preferred Stock
  Net to redemption value and dividends        (1,392,289)     (714,806)           --            --            --
                                             ------------   -----------   -----------   -----------   -----------
Net Income (Loss) attributable to common-
  stockholders                                   (914,186)       41,605         8,489       702,850       174,950
                                             ============   ===========   ===========   ===========   ===========
BASIC EARNINGS PER SHARE (1)                 $      (0.04)  $      0.00   $      0.00   $      0.03   $      0.01
                                             ------------   -----------   -----------   -----------   -----------
DILUTED EARNINGS PER SHARE (2)               $      (0.04)  $      0.00   $      0.00   $      0.03   $      0.01
                                             ------------   -----------   -----------   -----------   -----------

                                 2005          2004
                              (Restated)    (Restated)       2003          2002         2001
                             -----------   -----------   -----------   -----------   ----------
Cash and cash equivalents    $ 2,018,093   $ 1,538,146   $   912,240   $   441,657   $  841,472
Restricted cash                5,761,246     5,088,088     5,786,064     2,655,589    1,450,896
Total assets                  36,271,317    30,217,727    22,387,280    16,652,194    6,707,620
Capital leases obligation,
  non-current portion             58,969        64,373        21,592        37,820       19,961
Total liabilities             22,047,166    17,309,758    14,532,680    10,897,005    3,155,981
Stockholders' equity          12,719,429     9,373,815     7,854,600     5,755,189    3,551,639

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

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance, against our deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections, we currently believe that we will realize 100% of our deferredtax assets.

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

                                                                             Intangible
                                                                           (Company Logo,
                                             Goodwill       Intangible      domain name,
                                           (recorded at       assets        networks and    Intangible assets
                        Name of Company    the time of      (customer         customer          (business
 Date of Acquisition       Acquired        acquisition)   relationships)   relationships)       license)
--------------------   ----------------   -------------   --------------   --------------   -----------------
April 30, 2002         Airgate            $2.68 million    $2.86 million                         $     --
                       International
                       Corp.

April 1, 2004          Shanghai Air            $ 36,493         $     --                         $     --
                       Cargo Ground
                       Handling
                       Services Ltd.

April 30, 2004         Paradigm                $ 20,248         $ 26,708                         $     --
                       International
                       Inc.

January 1, 2005        Careship                $129,462         $     --                         $662,991
                       International
                       Transportation
                       Ltd.

July 1, 2005           WCL Global              $408,160         $199,214                         $     --
                       Logistics Ltd.

October 24, 2005       AIO Global              $ 92,138         $     --                         $     --
                       Logistics Ltd.

November 24, 2005      Seabridge               $     --         $     --          $15,012        $     --
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

Net income (loss) attributable to common stockholders for the year 2005 decreased approximately 230%, from net income of $41,605 in 2004, to net loss of $914,186 in 2005. The decrease in net income was mainly due to the significant increases in accretion of Series A Preferred Stock net to redemption value and dividends. Details of expense fluctuations will be discussed in the sections "Operating expenses" and "Non-operating expenses" respectively.

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

ACCRETION OF SERIES A PREFERRED STOCK, NET TO REDEMPTION VALUE AND DIVIDEND

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

Based upon the above financing transaction executed on August 4, 2005 and pursuant to the Certificate of Designation of Preferences Rights and Limitations of Series A Convertible Preferred Stock of the Company executed April 12, 2004, and the Common Stock Purchase Warrants issued to the purchasers of the Company's Series A Convertible Preferred Stock, the Set Price of the Series A Convertible Preferred Stock and the exercise price of the Purchases Warrants, has been adjusted to $0.88 per share. In accordance with EITF 00-27 and EITF 05-8, the intrinsic value of the additional beneficial conversion option of $2,659,091 was recorded as unamortized discount and credited as additional paid in capital on the date of the conversion price resetting. The additional unamortized discount is accreted to net income (loss) attributable to common stockholders using the effective interest method over the remaining life of Series A Preferred Stock. As a result, a total of $540,361 was included to reduce the amount of net income
(loss) attributable to common stockholders during the year ended December 31, 2005.

On August 16 and November 10, 2005, one of the institutional investor converted 250 and 300 shares of the Series A Preferred Stock into shares of Common Stock at a conversion price of $0.88 per share, respectively. As a result, the Company has accreted a pro-rata share of the unamortized discount for warrants, unamortized discount for additional beneficial conversion and unamortized deferred financing costs on the Series A Preferred Stock to reduce the amount of net income (loss) attributable to common stockholders of $66,075, $280,861 and $67,498 respectively on the date of conversion.

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

Net income attributable to common stockholders for the year 2004 increased approximately 390% from $8,489 in 2003, to $41,605 in 2004. The increase in net income was due to an organic growth of the Company. Details of expense fluctuations will be discussed in the sections "Operating expenses" and "Non-operating expenses" respectively.

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

ACCRETION OF SERIES A PREFERRED STOCK, NET TO REDEMPTION VALUE AND DIVIDEND

During April and May 2004, the Company sold to two institutional investors $5,000,000 stated amount of its Series A Preferred Stock and issued warrants to purchase 1,562,500 shares of common stock at an exercise price of $1.76 per share for 718,250 shares and $2.00 per share for 718,250 shares. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,666 was recorded as additional expense and credited as additional equity in warrants outstanding in 2004. The issuance cost related to the placement of the Series A Preferred Stock is accreted to net income attributable to the common stockholders over its term to maturity, which is four years. A total of $172,049 was accreted during 2004.

Dividends amounting to $207,779 were paid in 2004. Of that amount, $32,500 was paid in cash and the remaining $175,279 was paid or payable in shares of our common stock. These dividends are deducted from net income attributable to the common stockholders.

In accordance with Opinion 14 "Accounting for Convertible Debt and Debts Issued With Stock Purchase Warrants," the A Preferred Stock and the detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional equity in warrants outstanding. The fair value of the warrants was determined based on an independent valuation. Effectively, the A Preferred Stock was recorded at a discount of $939,713. This discount is accreted to net income attributable to the common stockholders ratably over the term of the A Preferred Stock. As a result, $168,312 was accreted during 2004.

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

Net cash provided by financing activities was $1,724,467, $4,908,197 and $2,017,374 in 2005, 2004 and 2003 respectively. During 2005, we repaid a short-term debt to bank of $2,500,000 and also made principal payment under capital lease obligations of $74,772. We received $5,575,487, net of financing costs, from the Laurus transaction. Subsequently, $1,863,799 was repaid on the non-convertible note. With our lockbox arrangement with Laurus our restricted cash increased $673,158. Net Proceeds from other short term borrowings was $1,326,689. We received $19,600 from the exercise of stock options and $24,827 was used to repurchase treasury stock of the Company.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

We have entered into various contractual obligations, which may be summarized as follows:

                             Payments Due by Period

                                            Less than 1
Contractual Obligations          Total          year      1-3 years   4 - 5 years   Thereafter
----------------------------   ----------   -----------   ---------   -----------   ----------
                                    $            $            $           $             $
Capital Lease Obligations         130,586        65,935      64,651         --          --
Operating Leases                1,496,332       804,619     683,327      8,386          --
Cargo Space Commitments        $4,436,280    $4,436,280          --         --          --
Series A Preferred Stock and
  Cumulative Dividends          5,084,866       270,708   4,814,158         --          --

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

As of December 31, 2005, our commercial commitments may be summarized as follows:

                                   Total Amounts       Amount of      Expiration
Other Commercial Commitments         Committed        Commitment      Per Period
------------------------------     -------------   ----------------   ----------
                                                   Less than 1 year    1-3 years
Overdraft                            $1,982,628       $1,982,628             $--
Invoice Trust Receipt                 2,890,337        2,890,337              --
Guarantees by bank                      743,710          743,710              --
Non-convertible Notes                   116,201          116,201              --
Convertible Notes,
  net of discounts of $495,088        3,504,912               --       3,504,912
Payable - minority
  shareholder                           150,120          150,120              --

As of December 31, 2005, to finance our working capital, our available banking facilities were approximately $9,033,000 obtained from creditworthy commercial banks in Hong Kong. As of that date, the total amount of bank credit facilities utilized was $4,872,965. This was made up of (i) $1,982,628 of overdrafts; (ii) $2,890,337of invoice trust receipts. Moreover, we have a borrowing facility with Laurus Master Fund Ltd, subject to certain requirements. The total available amount of the credit facility is $7.5 million. As of December 31, 2005, the total amount outstanding for the credit facility, net of discount is $3,621,113, which is comprised of $116,201 on the non-convertible note and $3,504,912 on the convertible note.

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

(1)   Filed with Registrant's Report on Form 10-K on March 31, 2006.

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

September 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 19, 2006


                                 /s/ Alfred Lam
                                 -----------------------------------------------
                                 Alfred Lam
                                 Chief Executive Officer and Director (principal executive officer)

September 19, 2006


                                 /s/ John Mazarella
                                 -----------------------------------------------
                                 John Mazarella
                                 Chief Financial Officer
                                 (principal financial and accounting officer)

September 19, 2006


                                 /s/ Scott Turner
                                 -----------------------------------------------
                                 Scott Turner
                                 President and Director

September 19, 2006


                                 /s/ Louisa Chan
                                 -----------------------------------------------
                                 Louisa Chan, Director

September 19, 2006


                                 /s/ Kaze Chan
                                 -----------------------------------------------
                                 Kaze Chan, Director

September 19, 2006


                                 /s/Kwong Sang Liu
                                 -----------------------------------------------
                                 Kwong Sang Liu, Director

September 19, 2006


                                 /s/ Kenneth Chik
                                 -----------------------------------------------
                                 Kenneth Chik, Director

September 19, 2006


                                 /s/ Chung Leung Yu
                                 -----------------------------------------------
                                 Chung Leung Yu, Director

                                Pacific CMA, Inc.
                           December 31, 2005 and 2004

Contents

Independent Accountants' Report

Consolidated Financial Statements

  Balance Sheets

  Statements of Operations

  Statements of Stockholders' Equity

  Statements of Cash Flows

  Notes to Financial Statements

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

/s/BKD, LLP

Indianapolis, Indiana
March 28, 2006, except for Note 2, as to which the date is September 15, 2006

                                Pacific CMA, Inc.
                           Consolidated Balance Sheets
                           December 31, 2005 and 2004

Assets

                                                         2005           2004
                                                      (Restated)     (Restated)
                                                     -----------   ------------
Current Assets
    Cash and cash equivalents                        $ 2,018,093   $ 1,538,146
    Restricted cash                                    5,761,246     5,088,088
  Accounts and notes receivable, net of
    allowance for doubtful accounts:
    2005 - $334,014; 2004 - $295,144                  17,386,360    13,480,831
    Refundable income taxes                               12,897            --
    Other receivables                                  2,476,626     2,876,398
    Deposits and prepaid expenses                        666,976       447,809
    Current portion of loan receivable                        --        17,600
    Deferred income taxes                                 58,479        57,476
                                                     -----------   -----------
        Total current assets                          28,380,677    23,506,348
                                                     -----------   -----------
Property and Equipment, net of accumulated
  depreciation: 2005 - $967,295;
  2004 - $735,309                                        800,596       619,753
                                                     -----------   -----------
Other Assets
    Goodwill                                           3,240,807     2,740,508
    Intangible assets, net of accumulated
      amortization: 2005 - $2,118,718;
      2004 - $1,528,894                                  982,216     1,357,814
    Deferred income taxes                              1,212,913       666,397
    Deferred financing costs on convertible
      and non-convertible notes                          502,480            --
    Investment deposit                                   100,000     1,037,001
    Equity investment in affiliates                    1,051,628       258,912
    Other                                                     --        30,994
                                                     -----------   -----------
                                                       7,090,044     6,091,626
                                                     -----------   -----------
    Total Assets                                     $36,271,317   $30,217,727
                                                     ===========   ===========
Liabilities and Stockholders' Equity
Current Liabilities
    Notes payable - bank and non-convertible
      note                                           $ 4,989,166   $ 6,679,406
    Current maturities of capital lease
      obligations                                         60,465        62,537
    Accounts payable                                  11,560,890     9,357,362
    Accrued expenses                                   1,301,316       908,930
    Payable-minority shareholder                         150,120        79,409
    Short-term loan payable                              315,325            --
    Income taxes payable                                 106,003       157,741
                                                     -----------   -----------
        Total current liabilities                     18,483,285    17,245,385
                                                     -----------   -----------
Capital Lease Obligations                                 58,969        64,373
                                                     -----------   -----------
Convertible Note, net                                  3,504,912            --
                                                     -----------   -----------
    Total Liabilities                                $22,047,166   $17,309,758
                                                     ===========   ===========
Series A Preferred Stock, net                          1,325,933     3,441,906
                                                     -----------   -----------
Minority Interest                                        178,789        92,248
                                                     -----------   -----------
Stockholders' Equity
    Common stock, US$0.001 par value; authorized
      - 100,000,000 shares and issued,
      2005--26,412,437 shares and 2004--25,124,347
      shares                                           5,477,953     5,113,412
    Treasury Common Stock, at cost,
      2005-32,900 shares                                 (24,827)           --
    Warrants outstanding                               1,551,403     1,073,653
    Additional paid-in capital                         5,161,850     1,953,384
    Retained earnings                                  1,560,839     2,475,025
    Accumulated other comprehensive income                35,897        24,174
    Unearned compensation cost                        (1,043,686)   (1,265,833)
                                                     -----------   -----------
        Total stockholders' equity                    12,719,429     9,373,815
                                                     -----------   -----------
        Total stockholders' equity and
          liabilities                                $36,271,317   $30,217,727
                                                     ===========   ===========

See Notes to Consolidated Financial Statements

Pacific CMA, Inc. Consolidated Statements of Operations Years Ended December 31, 2005, 2004 and 2003

                                                    2005           2004
                                                 (Restated)     (Restated)       2003
                                                ------------   -----------   -----------
Freight Forwarding Income                       $125,008,642   $99,600,454   $73,093,164
                                                ------------   -----------   -----------
Operating Expenses
  Cost of forwarding                             107,012,073    84,821,796    62,540,068
  General and administrative                      16,043,042    13,175,477     9,840,487
  Depreciation and amortization                      938,321       780,022       762,367
  Stock-based compensation cost                      267,712       286,247       111,143
                                                ------------   -----------   -----------
                                                 124,261,148    99,063,542    73,254,065
                                                ------------   -----------   -----------
Operating Income (Loss)                              747,494       536,912      (160,901)
                                                ------------   -----------   -----------
Other Income (Expense)
  Interest and other income                          173,810       302,624       238,361
  Interest expense                                  (556,985)     (313,920)     (228,178)
  Exchange listing costs                                  --            --      (242,606)
  Withdrawn registration statement costs                  --            --      (171,120)
  Convertible and non-convertible note
    amortization of deferred financing costs         (44,259)           --            --
  Amortization of convertible and
    non-convertible note discount                    (35,923)           --            --
  Equity in income (loss) of affiliates              (56,443)        8,823            --
                                                ------------   -----------   -----------
                                                    (519,800)       (2,473)     (403,543)
                                                ------------   -----------   -----------
Income (Loss) Before Income Taxes                    227,694       534,439      (564,444)
Benefit for Income Taxes                            (257,966)     (202,775)     (572,933)
                                                ------------   -----------   -----------
Income Before Minority Interest                      485,660       737,214         8,489
Minority Interest                                     (7,557)       19,197            --
                                                ------------   -----------   -----------
Net Income                                      $    478,103   $   756,411   $     8,489
Accretion of Series A Preferred stock,
  net to redemption value and dividends           (1,392,289)     (714,806)           --
                                                ------------   -----------   -----------
Net Income (Loss) attributable to common
  stockholders                                  $   (914,186)  $    41,605   $     8,489
                                                ============   ===========   ===========
Basic Earning (Loss) Per Share attributable
  to common stockholders                        $      (0.04)  $      0.00   $      0.00
Diluted Earning (Loss) Per Share attributable
  to common stockholders                        $      (0.04)  $      0.00   $      0.00

See Notes to Consolidated Financial Statements

Pacific CMA, Inc. Consolidated Statements of Stockholders' Equity Years Ended December 31, 2005, 2004 and 2003

                                               Common Stock, Issued     Treasury Common Stock
                                             ------------------------   ---------------------     Warrants
                                               Shares        Amount       Shares    Amount      Outstanding
                                             ----------   -----------     ------   --------     -----------
Balance, January 1, 2003                     22,422,450   $ 1,551,865         --   $     --      $       --
  Net income attributable to common
    stockholders
  Foreign currency translation adjustment
    Comprehensive income
  Issuance of common stock                    1,274,240     1,760,329
  Stock grant                                 1,978,900     2,883,298
                                             ----------   -----------     ------   --------      ----------
Balance, December 31, 2003                   25,675,590   $ 6,195,492         --   $     --      $       --
  Net income attributable to common
    stockholders
  Foreign currency translation adjustment
    Comprehensive income
  Issuance of common stock on acquisition
    of subsidiary                               120,000        82,800
  Issuance of common stock for preferred
    stock dividend                              223,757       152,500
  Issuance of warrants                                                                            1,073,653
  Beneficial conversion on preferred stock
  Stock grant and amortization of
    unearned stock compensation                 155,000       226,100
  Cancellation of prior stock grants         (1,050,000)   (1,543,480)
                                             ----------   -----------     ------   --------      ----------
Restated Balance, December 31, 2004          25,124,347   $ 5,113,412         --   $     --      $1,073,653
  Net loss attributable to common
    stockholders
  Stock repurchase                                                        32,900    (24,827)
  Foreign currency translation adjustment
    Comprehensive loss
  Issuance of common stock for preferred
    stock dividend                              396,082       298,750
  Issuance of warrants                                                                              477,750
  Exercise of options                           200,000        19,600
  Conversion of preferred stock                 625,000           625
  Beneficial conversion on preferred stock
  Stock grant and amortization of
    unearned stock compensation                  67,008        45,566
  Reclassify deferred tax liability
    to APIC for Preferred Stock
    Beneficial Conversion feature
                                             ----------   -----------     ------   --------      ----------
Restated Balance, December 31, 2005          26,412,437   $ 5,477,953     32,900   $(24,827)     $1,551,403
                                             ==========   ===========     ======   ========      ==========

Pacific CMA, Inc. Consolidated Statements of Stockholders' Equity Years Ended December 31, 2005, 2004 and 2003

                                               Common Stock, Issued     Treasury Common Stock
                                             ------------------------   ---------------------     Warrants
                                               Shares        Amount       Shares    Amount      Outstanding
                                             ----------   -----------     ------   --------     -----------
Balance, January 1, 2003                     22,422,450   $ 1,551,865         --   $     --      $       --
  Net income
  Foreign currency translation adjustment
    Comprehensive income
  Issuance of common stock                    1,274,240     1,760,329
  Stock grant                                 1,978,900     2,883,298
                                             ----------   -----------     ------   --------      ----------
Balance, December 31, 2003                   25,675,590   $ 6,195,492         --   $     --      $       --
  Net income
  Foreign currency translation adjustment
    Comprehensive income
  Issuance of common stock on acquisition
    of subsidiary                               120,000        82,800
  Issuance of common stock for preferred
    stock dividend                              223,757       152,500
  Issuance of warrants                                                                            1,073,653
  Beneficial conversion on preferred stock
  Stock grant and amortization of
    unearned stock compensation                 155,000       226,100
  Cancellation of prior stock grants         (1,050,000)   (1,543,480)
                                             ----------   -----------     ------   --------      ----------
Balance, December 31, 2004                   25,124,347   $ 5,113,412         --   $     --      $1,073,653
  Net loss
  Stock repurchase                                                                   32,900         (24,827)
  Foreign currency translation adjustment
    Comprehensive loss
  Issuance of common stock for preferred
    stock dividend                              396,082       298,750
  Issuance of warrants                                                                              477,750
  Exercise of options                           200,000        19,600
  Conversion of preferred stock                 625,000           625
  Beneficial conversion on preferred stock
  Stock grant and amortization of
    unearned stock compensation                  67,008        45,566
                                             ----------   -----------     ------   --------      ----------
Balance, December 31, 2005                   26,412,437   $ 5,477,953     32,900   $(24,827)     $1,551,403
                                             ==========   ===========     ======   ========      ==========

                                                                                       Accumulated
                                                                                          Other
                                             Additional    Retained                    Comprehensive     Unearned
                                              Paid-in      Earnings    Comprehensive      Income       Compensation      Total
                                              Capital     (Restated)      Income          (Loss)           Cost        (Restated)
                                             ----------   ----------   -------------   -------------   ------------   -----------
Balance, January 1, 2003                     $1,786,718   $2,424,931                      $(8,325)      $        --   $ 5,755,189
  Net income attributable to common
    stockholders                                               8,489     $   8,489                                          8,489
  Foreign currency translation adjustment                                   19,765         19,765                          19,765
                                                                         ---------
      Comprehensive income                                               $  28,254
                                                                         =========
  Issuance of common stock                                                                                              1,760,329
  Stock grant                                                                                            (2,572,470)      310,828
                                             ----------   ----------                      -------       -----------   -----------
Balance, December 31, 2003                   $1,786,718   $2,433,420                      $11,440       $(2,572,470)  $ 7,854,600
  Net income attributable to common
    stockholders                                              41,605     $  41,605                                         41,605
  Foreign currency translation adjustment                                   12,734         12,734                          12,734
                                                                         ---------
      Comprehensive income                                               $  54,339
                                                                         =========
  Issuance of common stock on acquisition
    of subsidiary                                                                                                          82,800
  Issuance of common stock for preferred
    stock dividend                                                                                                        152,500
  Issuance of warrants                                                                                                  1,073,653
  Beneficial conversion on preferred stock      166,666                                                                   166,666
  Stock grant and amortization of
    unearned stock compensation                                                                             150,859       376,959
  Cancellation of prior stock grants                                                                      1,155,778      (387,702)
                                             ----------   ----------                      -------       -----------   -----------
Restated Balance, December 31, 2004          $1,953,384   $2,475,025                      $24,174       $(1,265,833)  $ 9,373,815
  Net loss attributable to common
    stockholders                                            (914,186)    $(914,186)                                      (914,186)
  Stock repurchase                                                                                                        (24,827)
  Foreign currency translation adjustment                                   11,723         11,723                          11,723
                                                                         ---------
      Comprehensive loss                                                 $(902,463)
                                                                         =========
  Issuance of common stock for preferred
    stock dividend                                                                                                        298,750
  Issuance of warrants                                                                                                    477,750
  Exercise of options                                                                                                      19,600
  Conversion of preferred stock                 549,375                                                                   550,000
  Beneficial conversion on preferred stock    1,595,455                                                                 1,595,455
  Stock grant and amortization of
    unearned stock compensation                                                                             222,147       267,713
  Reclassify deferred tax liability
    to APIC for Preferred Stock
    Beneficial Conversion feature             1,063,636                                                                 1,063,636
                                             ----------   ----------                      -------       -----------   -----------
Restated Balance, December 31, 2005          $5,161,850   $1,560,839                      $35,897       $(1,043,686)  $12,719,429
                                             ==========   ==========                      =======       ===========   ===========

See Notes to Consolidated Financial Statements

Pacific CMA, Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2005, 2004 and 2003

                                                                      2005          2004
                                                                   (Restated)    (Restated)       2003
                                                                  -----------   -----------   -----------
Operating Activities
  Net income                                                      $   478,103   $   756,411   $     8,489
  Items not requiring (providing) cash
    Amortization of convertible and non-convertible note
      discount and deferred financing costs                            80,182            --            --
    Preferred Stock dividend                                               --       (32,501)           --
    Depreciation and amortization                                     348,496       204,461       190,367
    Amortization of intangibles                                       589,825       575,561       572,000
    (Gain) loss on sale of property and equipment                      (5,186)       (5,304)        9,870
    Minority interest in income (loss) of subsidiaries                  7,557       (19,197)           --
    Common stock issued for services and employee compensation        267,712       286,247       111,143
    Undistributed loss (income) of affiliates                          56,443        (8,823)           --
    Provision for doubtful accounts                                   145,325        86,575        60,160
    Deferred income taxes                                            (583,854)     (544,154)     (688,841)
  Changes in
    Accounts receivable                                            (3,479,378)   (5,835,480)     (956,878)
    Accounts payable                                                1,447,358     1,852,411       920,103
    Accrued expenses                                                  156,835       288,986        89,043
    Income taxes refundable/payable                                   (84,164)      304,833      (387,937)
    Other assets and liabilities                                      267,112    (1,432,314)   (1,197,938)
                                                                  -----------   -----------   -----------
      Net cash used in operating activities                          (307,634)   (3,522,288)   (1,270,419)
                                                                  -----------   -----------   -----------
Investing Activities
  Collection of loans receivable                                       48,594        17,620       249,610
  Acquisition of subsidiaries                                        (674,606)       45,246            --
  Equity investment in affiliates                                          --      (286,647)           --
  Purchase of property and equipment                                 (425,560)     (428,085)      (74,987)
  Proceeds from sale of subsidiary                                         --            --       398,077
  Proceeds from sale of property and equipment                         15,679        13,122        32,819
  Deposit paid for potential equity investment                             --      (136,101)     (900,900)
  Deposit refund from potential equity investment                      90,000            --            --
                                                                  -----------   -----------   -----------
      Net cash used in investing activities                          (945,893)     (774,845)     (295,381)
                                                                  -----------   -----------   -----------
Financing Activities
  Net change in restricted cash                                      (673,158)      697,976    (3,130,475)
  Net change in notes payable - bank                                  693,559       670,812     3,808,893
  Installments paid on acquisition of subsidiary in 2003                   --            --      (900,000)
  Principal payments under capital lease obligation                   (74,772)      (52,978)      (64,422)
  Principal payments on short-term loan                            (2,500,000)     (562,373)     (380,027)
  Principal payments on other loan                                    (60,753)           --            --
  Net change in non-convertible note                               (1,863,799)           --            --
  Proceeds from short-term debt                                        72,058         3,054       887,930
  Proceeds from other loan                                            561,072            --            --
  Proceeds from exercise of stock options                              19,600            --            --
  Issuance of common stock, net of issuance costs                          --        (3,000)    1,736,649
  Proceeds from issuance of Series A Preferred Stock and
    detachable stock warrants                                              --     5,000,000            --
  Proceeds from convertible and non-convertible note                6,122,226            --            --
  Deferred financing costs paid                                      (546,739)     (824,801)           --
  Advances - director, net                                                 --       (20,493)       58,826
  Purchase of treasury common stock                                   (24,827)           --            --
                                                                  -----------   -----------   -----------
      Net cash provided by financing activities                     1,724,467     4,908,197     2,017,374
                                                                  -----------   -----------   -----------

See Notes to Consolidated Financial Statements

Pacific CMA, Inc. Consolidated Statements of Cash Flows (Continued) Years Ended December 31, 2005, 2004 and 2003

                                                  2005         2004
                                               (Restated)   (Restated)      2003
                                               ----------   ----------   ----------
Increase in Cash and Cash Equivalents             470,940      611,064     451,574
Foreign Currency Exchange Difference                9,007       14,842      19,009
Cash and Cash Equivalents, Beginning of Year    1,538,146      912,240     441,657
                                               ----------   ----------    --------
Cash and Cash Equivalents, End of Year         $2,018,093   $1,538,146    $912,240
                                               ==========   ==========    ========

                                                                   2005         2004
                                                                (Restated)   (Restated)     2003
                                                                ----------   ----------   --------
Supplemental Cash Flows Information
  Interest paid                                                  $274,098     $346,420    $227,391
  Income taxes paid                                               433,771       75,862     507,845
  Income taxes refunded                                            23,882       39,250          --
  Capital lease obligation incurred for equipment                  66,968      131,445      36,628
  Acquisition of WCL Global Logistics Ltd (subsidiary)            536,030           --          --
  Acquisition of AIO Global Logistics Ltd (subsidiary)            123,564           --          --
  Acquisition of Seabridge International Pte Ltd (subsidiary)      15,012           --          --

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

                                                                Estimated Useful
                                                                      Life
                                                                ----------------
Office equipment                                                    3-5 years
Furniture and fixtures                                              3-5 years
Motor vehicles                                                      3-5 years

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

Note 2: Restatement of Financial Statements

      We have restated our consolidated financial statements as of and for the years ended December 31, 2005 and 2004. In addition, certain disclosures in Notes 8, 12, 17, 18, 25 and 26 to the consolidated financial statements contained in this report have been restated to reflect the Restatement adjustments. The determination of the restatements was made as a result of a correction of the Company's application of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS
150), in accounting for the Company's Series A Preferred Stock. The Company originally accounted for its Series A Convertible Preferred Stock as a liability; however, since the preferred stock is convertible, the redemption feature is conditional and the Series A Preferred Stock should not be accounted for under SFAS 150. The Company has reviewed EITF D-98, Classification and Measurement of Redeemable Securities, and determined that the Series A Preferred Stock should be accounted for as temporary equity. This reclassification also resulted in the offering costs related with the Series A Preferred Stock to be reclassified from other assets and netted with the balance that the Series A Preferred Stock was recorded. As a result of this reclassification, the Company also reversed the expenses recorded to other income (expense) and recorded these charges directly to retained earnings. In addition, the Company has modified its presentation of earnings (loss) per share attributable to common stockholders to present the impact of the deemed dividend and beneficial conversion feature related to the preferred stock. Finally, the Company reversed the tax accounting for the beneficial conversion feature and deemed divided that had been recorded related to the Series A Preferred Stock.

      The Company has elected to accrete the discount related to the preferred stock over the period from the date of issuance through the Series A Preferred Stock's redemption date using the interest method. The impact of the restatement on the consolidated balance sheet and statements of operations and cash flows is shown in the accompanying tables.

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

      The following table presents the effect of the Restatement on the consolidated balance sheet:

                                                                                     December 31, 2004
                                                                         -----------------------------------------
                                                                         As Previously
                                                                            Reported     Adjustments   As Restated
                                                                         -------------   -----------   -----------
  Current Assets
      Cash and cash equivalents                                           $ 1,538,146                  $ 1,538,146
      Restricted cash                                                       5,088,088                    5,088,088
      Accounts and notes receivable, net of allowance: 2004 - $295,144     13,480,831                   13,480,831
      Other receivables                                                     2,876,398                    2,876,398
      Deposits and prepaid expenses                                           447,809                      447,809
      Current portion of loan receivable                                       17,600                       17,600
      Deferred income taxes                                                    57,476                       57,476
                                                                          -----------                  -----------
          Total current assets                                             23,506,348                   23,506,348
                                                                          -----------                  -----------
  Property and Equipment, net of accumulated depreciation: 2004 -
    $735,309                                                                  619,753                      619,753
                                                                          -----------                  -----------
  Other Assets
      Goodwill                                                              2,740,508                    2,740,508
      Intangible assets, net of accumulated amortization: 2004 -
        $1,528,894                                                          1,357,814                    1,357,814
      Deferred income taxes                                                   952,319       (285,922)      666,397
      Deferred financing costs on Series A preferred stock                    786,693       (786,693)           --
      Investment deposit                                                    1,037,001                    1,037,001
      Equity investment in affiliates                                         258,912                      258,912
      Other                                                                    30,994                       30,994
                                                                          -----------                  -----------
                                                                            7,164,241                    6,091,626
                                                                          -----------                  -----------
                                                                          $31,290,342                  $30,217,727
                                                                          ===========                  ===========
Liabilities and Stockholders' Equity
  Current Liabilities
      Notes payable - bank and non-convertible note                       $ 6,679,406                  $ 6,679,406
      Current maturities of capital lease obligations                          62,537                       62,537
      Accounts payable                                                      9,357,362                    9,357,362
      Payable-minority shareholder                                             79,409                       79,409
      Accrued expenses                                                        908,930                      908,930
      Income taxes payable                                                    157,741                      157,741
                                                                          -----------                  -----------
          Total current liabilities                                        17,245,385                   17,245,385
                                                                          -----------                  -----------
  Capital Lease Obligations                                                    64,373                       64,373
                                                                          -----------                  -----------
  Series A Preferred Stock, net                                             4,228,599     (4,228,599)           --
                                                                          -----------                  -----------
  Total Liabilities                                                        21,538,357                   17,309,758
                                                                          -----------                  -----------
  Series A Preferred Stock, net                                                    --      3,441,906     3,441,906
                                                                          -----------                  -----------
  Minority Interest                                                            92,248                       92,248
                                                                          -----------                  -----------
  Stockholders' Equity
      Common stock, US$0.001 par value; authorized - 100,000,000
        shares and issued - 25,124,347 shares                               5,113,412                    5,113,412
    Warrants outstanding                                                    1,073,653                    1,073,653
    Additional paid-in capital                                              1,953,384                    1,953,384
    Retained earnings                                                       2,760,947       (285,922)    2,475,025
    Accumulated other comprehensive income                                     24,174                       24,174
    Unearned compensation cost                                             (1,265,833)                  (1,265,833)
                                                                          -----------                  -----------
          Total stockholders' equity                                        9,659,737                    9,373,815
                                                                          -----------                  -----------
          Total stockholders' equity and liabilities                      $31,290,342                  $30,217,727
                                                                          ===========                  ===========

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

The following table presents the effect of the Restatement on the consolidated balance sheet:

                                                                                   December 31, 2005
                                                                       -----------------------------------------
                                                                       As Previously
                                                                         Reported      Adjustments   As Restated
                                                                       -------------   -----------   -----------
  Current Assets
    Cash and cash equivalents                                           $ 2,018,093                  $ 2,018,093
    Restricted cash                                                       5,761,246                    5,761,246
    Accounts and notes receivable, net of allowance: 2005 - $334,014     17,386,360                   17,386,360
    Refundable income taxes                                                  12,897                       12,897
    Other receivables                                                     2,476,626                    2,476,626
    Deposits and prepaid expenses                                           666,976                      666,976
                                                                        -----------                  -----------
    Deferred income taxes                                                    58,479                       58,479
                                                                        -----------                  -----------
          Total current assets                                           28,380,677                   28,380,677
                                                                        -----------                  -----------
  Property and Equipment, net of accumulated depreciation: 2005 -
    $967,295                                                                800,596                      800,596
                                                                        -----------                  -----------
  Other Assets
    Goodwill                                                              3,240,807                    3,240,807
    Intangible assets, net of accumulated amortization: 2005 -
      $2,118,718                                                            982,216                      982,216
    Deferred income taxes                                                   992,115        220,798     1,212,913
    Deferred financing costs on Series A preferred stock                    508,035       (508,035)           --
    Deferred financing costs on convertible and non-convertible
      notes                                                                 502,480                      502,480
    Investment deposit                                                      100,000                      100,000
    Equity investment in affiliates                                       1,051,628                    1.051,628
                                                                        -----------                  -----------
                                                                          7,377,281                    7,090,044
                                                                        -----------                  -----------
                                                                        $36,558,554                  $36,271,317
                                                                        ===========                  ===========
Liabilities and Stockholders' Equity
  Current Liabilities
    Notes payable - bank and non-convertible note                       $ 4,989,166                  $ 4,989,166
    Current maturities of capital lease obligations                          60,465                       60,465
    Accounts payable                                                     11,560,890                   11,560,890
    Payable-minority shareholder                                            150,120                      150,120
    Accrued expenses                                                      1,301,316                    1,301,316
    Short-term loan payable                                                 315,325                      315,325
    Income taxes payable                                                    106,003                      106,003
                                                                        -----------                  -----------
          Total current liabilities                                      18,483,285                   18,483,285
                                                                        -----------                  -----------
  Capital Lease Obligations                                                  58,969                       58,969
                                                                        -----------                  -----------
  Minimum Borrowing Note, net                                             3,504,912                    3,504,912
                                                                        -----------                  -----------
  Series A Preferred Stock, net
                                                                          1,833,968     (1,833,968)           --
                                                                        -----------                  -----------
  Total Liabilities                                                      23,881,134                   22,047,166
                                                                        -----------                  -----------
  Series A Preferred Stock, net                                                  --      1,325,933     1,325,933
                                                                                                     -----------
  Minority Interest                                                         178,789                      178,789
                                                                        -----------                  -----------
  Stockholders' Equity
    Common stock, US$0.001 par value; authorized - 100,000,000
      shares and issued - 26,412,437 shares                               5,477,953                    5,477,953
    Treasury Common Stock, at cost, 2005-32,900 shares                      (24,827)                     (24,827)
    Warrants outstanding                                                  1,551,403                    1,551,403
    Additional paid-in capital                                            4,098,214      1,063,636     5,161,850
    Retained earnings                                                     2,403,677       (842,838)    1,560,839
    Accumulated other comprehensive income                                   35,897                       35,897
    Unearned compensation cost                                           (1,043,686)                  (1,043,686)
                                                                        -----------                  -----------
          Total stockholders' equity                                     12,498,631                   12,719,429
                                                                        -----------                  -----------
          Total stockholders' equity and liabilities                    $36,558,554                  $36,271,317
                                                                        ===========                  ===========

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

The following table presents the effect of the Restatement on the consolidated statement of operations:

                                                                             Year Ended December 31, 2004
                                                                      ------------------------------------------
                                                                      As Previously
                                                                        Reported      Adjustments   As Restated
                                                                      -------------   -----------   -----------
Freight Forwarding Income                                               $99,600,454                 $99,600,454
                                                                        -----------                 -----------
Operating Expenses
    Cost of forwarding                                                   84,821,796                  84,821,796
    General and administrative                                           13,175,477                  13,175,477
    Depreciation and amortization                                           780,022                     780,022
    Stock-based compensation cost                                           286,247                     286,247
                                                                        -----------                 -----------
                                                                         99,063,542                  99,063,542
                                                                        -----------                 -----------
Operating Income                                                            536,912                     536,912
                                                                        -----------                 -----------
Other Income (Expense)
    Interest and other income                                               302,624                     302,624
    Interest expense                                                       (313,920)                   (313,920)
    Preferred stock dividend and amortization of deferred financing
      costs                                                                (379,828)     379,828             --
    Amortization of preferred stock discount                               (168,312)     168,312             --
    Preferred stock beneficial conversion                                  (166,666)     166,666             --
    Equity in income of affiliates                                            8,823                       8,823
                                                                        -----------                 -----------
                                                                           (717,279)                     (2,473)
                                                                        -----------                 -----------
Loss Before Income Taxes                                                   (180,367)                    534,439
Benefit for Income Taxes                                                   (488,697)     285,922       (202,775)
                                                                        -----------                 -----------
Income Before Minority Interest                                             308,330                     737,214
Minority Interest                                                            19,197                      19,197
                                                                        -----------                 -----------
Net Income                                                              $   327,527                 $   756,411
                                                                        ===========                 ===========
Accretion of Series A Preferred Stock, net to redemption value and
  dividends                                                                             (714,806)      (714,806)
Net loss attributable to common stockholders                                                        $    41,605
                                                                                                    ===========
Basic Earnings Per Share                                                $      0.00                 $      0.00
                                                                        ===========                 ===========
Diluted Earnings Per Share                                              $      0.00                 $      0.00
                                                                        ===========                 ===========

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

The following table presents the effect of the Restatement on the consolidated statement of operations:

                                                                              Year Ended December 31, 2005
                                                                      ------------------------------------------
                                                                      As Previously
                                                                         Reported     Adjustments   As Restated
                                                                      -------------   -----------   ------------
Freight Forwarding Income                                             $125,008,642                  $125,008,642
                                                                      ------------                  ------------
Operating Expenses
    Cost of forwarding                                                 107,012,073                   107,012,073
    General and administrative                                          16,043,042                    16,043,042
    Depreciation and amortization                                          938,321                       938,321
    Stock-based compensation cost                                          267,712                       267,712
                                                                      ------------                  ------------
                                                                       124,261,148                   124,261,148
                                                                      ------------                  ------------
Operating Income (Loss)                                                    747,494                       747,494
                                                                      ------------                  ------------
Other Income (Expense)
    Interest and other income                                              173,810                       173,810
    Interest expense                                                      (556,985)                     (556,985)
    Preferred stock dividend and amortization of deferred financing
      costs                                                               (577,830)       577,830             --
    Amortization of preferred stock discount                              (274,098)       274,098             --
    Preferred stock beneficial conversion                                 (540,361)       540,361             --
    Minimum convertible and non-convertible note amortization of
      deferred financing costs                                             (44,259)                      (44,259)
    Amortization of convertible and non-convertible note discount          (35,923)                      (35,923)
    Equity in income (loss) of affiliates                                  (56,443)                      (56,443)
                                                                      ------------                  ------------
                                                                        (1,912,089)                     (519,800)
                                                                      ------------                  ------------
Income (Loss) Before Income Taxes                                       (1,164,595)                      227,694
Benefit for Income Taxes                                                  (814,882)       556,916       (257,966)
                                                                      ------------                  ------------
Income (Loss) Before Minority Interest                                    (349,713)                      485,660
Minority Interest                                                           (7,557)                       (7,557)
                                                                      ------------                  ------------
Net Income (Loss)                                                     $   (357,270)                 $    478,103
                                                                      ============
Accretion of Series A Preferred Stock, net to redemption value and
  dividends                                                                            (1,392,289)    (1,392,289)
Net loss attributable to common stockholders                                                        $   (914,186)
                                                                                                    ============
Basic Earnings Per Share                                              $      (0.01)                 $      (0.04)
                                                                      ============                  ============
Diluted Earnings Per Share                                            $      (0.01)                 $      (0.04)
                                                                      ============                  ============

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

The following table presents the effect of the Restatement on the consolidated statement of cash flows:

                                                                                 Year Ended December 31, 2004
                                                                         -----------------------------------------
                                                                         As Previously
                                                                           Reported      Adjustments   As Restated
                                                                         -------------   -----------   -----------
Operating Activities
    Net income (loss)                                                      $   327,527      428,884        756,411
    Items not requiring (providing) cash
      Amortization of preferred stock discount                                 168,312      168,312)            --
      Preferred stock dividend and amortization of deferred financing
         costs                                                                 347,327     (347,327)            --
      Preferred stock dividend                                                      --      (32,501)       (32,501)
      Preferred stock beneficial conversion                                    166,666     (166,666)            --
      Depreciation and amortization                                            204,461                     204,461
      Amortization of intangibles                                              575,561                     575,561
      (Gain) loss on sale of property and equipment                             (5,304)                     (5,304)
      Minority interest in income (loss) of subsidiaries                       (19,197)                    (19,197)
      Common stock issued for services and employee compensation               286,247                     286,247
      Undistributed loss (income) of affiliates                                 (8,823)                     (8,823)
      Provision for doubtful accounts                                           86,575                      86,575
      Deferred income taxes                                                   (830,076)     285,922       (544,154)
    Changes in
      Accounts receivable                                                   (5,835,480)                 (5,835,480)
      Accounts payable                                                       1,852,411                   1,852,411
      Accrued expenses                                                         288,986                     288,986
      Income taxes refundable/payable                                          304,833                     304,833
      Other assets and liabilities                                          (1,432,314)                 (1,432,314)
                                                                           -----------                 -----------
          Net cash used in operating activities                             (3,522,288)                 (3,522,288)
                                                                           -----------                 -----------
Investing Activities
    Collection of loans receivable                                              17,620                      17,620
    Acquisition of subsidiaries                                                 45,246                      45,246
    Equity investment in affiliates                                           (286,647)                   (286,647)
    Purchase of property and equipment                                        (428,085)                   (428,085)
    Proceeds from sale of property and equipment                                13,122                      13,122
    Deposit paid for potential equity investment                              (136,101)                   (136,101)
                                                                           -----------                 -----------
          Net cash used in investing activities                               (774,845)                   (774,845)
                                                                           -----------                 -----------
Financing Activities
    Net change in restricted cash                                              697,976                     697,976
    Net change in notes payable - bank                                         670,812                     670,812
    Principal payments under capital lease obligation                          (52,978)                    (52,978)
    Principal payments on short-term loan                                     (562,373)                   (562,373)
    Proceeds from short-term debt                                                3,054                       3,054
    Issuance of common stock, net of issuance costs                             (3,000)                     (3,000)
    Proceeds from issuance of Series A Preferred Stock and detachable
      stock warrants                                                         5,000,000                   5,000,000
    Deferred financing costs paid                                             (824,801)                   (824,801)
    Advances - director, net                                                   (20,493)                    (20,493)
                                                                           -----------                 -----------
          Net cash provided by financing activities                          4,908,197                   4,908,197
                                                                           -----------                 -----------
  Increase (Decrease) in Cash and Cash Equivalents                             611,064                     611,064
  Foreign Currency Exchange Difference                                          14,842                      14,842
  Cash and Cash Equivalents, Beginning of Year                                 912,240                     912,240
                                                                           -----------                 -----------
  Cash and Cash Equivalents, End of Year                                   $ 1,538,146                 $ 1,538,146
                                                                           ===========                 ===========

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

The following table presents the effect of the Restatement on the consolidated statement of cash flows:

                                                                                 Year Ended December 31, 2005
                                                                         -----------------------------------------
                                                                         As Previously
                                                                           Reported      Adjustments   As Restated
                                                                         -------------   -----------   -----------
Operating Activities
    Net income (loss)                                                     $  (357,270)    $ 835,373    $   478,103
    Items not requiring (providing) cash
      Amortization of preferred stock discount                                274,098      (274,098)
      Preferred stock dividend and amortization of deferred financing                                          --
        costs                                                                 577,830      (577,830)
      Preferred stock beneficial conversion                                   540,361      (540,361)           --
      Amortization of convertible and non-convertible note                     80,182                       80,182
        discount and deferred financial costs
      Depreciation and amortization                                           348,496                      348,496
      Amortization of intangibles                                             589,825                      589,825
      Gain on sale of property and equipment                                   (5,186)                      (5,186)
      Minority interest in income of subsidiaries                               7,557                        7,557
      Common stock issued for services and employee compensation              267,712                      267,712
      Share of loss of affiliates                                              56,443                       56,443
      Provision for doubtful accounts                                         145,325                      145,325
      Deferred income taxes                                                (1,140,770)      556,916       (583,854)
    Changes in
      Accounts receivable                                                  (3,479,378)                  (3,479,378)
      Accounts payable                                                      1,447,358                    1,447,358
      Accrued expenses                                                        156,835                      156,835
      Income taxes refundable/payable                                         (84,164)                     (84,164)
      Other assets and liabilities                                            267,112                      267,112
                                                                          -----------                  -----------
        Net cash provided by (used in) operating activities                  (307,634)                    (307,634)
                                                                          -----------                  -----------
Investing Activities
    Collection of loans receivable                                             48,594                       48,594
    Purchase of property and equipment                                       (425,560)                    (425,560)
    Proceeds from sale of property and equipment                               15,679                       15,679
    Deposit refund from potential equity investment                            90,000                       90,000
    Acquisition of subsidiary                                                (674,606)                    (674,606)
                                                                          -----------                  -----------
        Net cash used in investing activities                                (945,893)                    (945,893)
                                                                          -----------                  -----------
Financing Activities
    Net change in restricted cash                                            (673,158)                    (673,158)
    Net change in notes payable - bank                                        693,559                      693,559
    Principal payments under capital lease obligation                         (74,772)                     (74,772)
    Proceeds from short-term debt                                              72,058                       72,058
    Principal payments in business bank loan                               (2,500,000)                  (2,500,000)
    Principal payments in other loan                                          (60,753)                     (60,753)
    Proceeds from other loan                                                  561,072                      561,072
    Repurchase of common stock                                                (24,827)                     (24,827)
    Proceeds from exercise of stock option                                     19,600                       19,600
  Net change in revolving note                                             (1,863,799)                  (1,863,799)
  Proceeds from convertible and non-convertible note                        6,122,226                    6,122,226
  Deferred financing cash paid                                               (546,739)                    (576,739)
        Net cash provided by financing activities                           1,724,467                    1,724,467
                                                                          -----------                  -----------
Increase (Decrease) in Cash and Cash Equivalents                              470,940                      470,940
Foreign Currency Exchange Difference                                            9,007                        9,007
Cash and Cash Equivalents, Beginning of Year                                1,538,146                    1,538,146
                                                                          -----------                  -----------
Cash and Cash Equivalents, End of Year                                    $ 2,018,093                  $ 2,018,093
                                                                          ===========                  ===========

Note 3: Loan Receivable

As of December 31, 2005 and 2004, $0 and $48,594 was due from Thomas Zambuto, President and former shareholder of Airgate International Corp. The note was uncollateralized and interest free.

Note 4: Property and Equipment, net

Property and equipment consists of the following:

                                                            2005         2004
                                                         ----------   ----------
Office equipment                                         $  681,571   $  532,863
Furniture and fixtures                                      768,165      548,484
Motor vehicles                                              318,155      273,715
                                                         ----------   ----------
                                                          1,767,891    1,355,062
Less: Accumulated depreciation                              967,295      735,309
                                                         ----------   ----------
                                                         $  800,596   $  619,753
                                                         ==========   ==========

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

Note 5: Investment Deposit

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

Note 6: Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2005 and 2004, were:

                                        2005                         2004
                              -------------------------   -------------------------
                                 Gross                      Gross
                               Carrying     Accumulated    Carrying     Accumulated
                                Amount     Amortization     Amount     Amortization
                              ----------   ------------   ----------   ------------
Amortized intangible assets
  -non-contractual customer
  list                        $3,100,934    $2,118,718    $2,886,708    $1,528,894
                              ==========    ==========    ==========    ==========

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $589,825, $575,561 and $572,000, respectively. Estimated amortization expense for each of the following five years is:

2006                                                                    $605,246
2007                                                                     223,913
2008                                                                      33,246
2009                                                                      29,685
2010                                                                      27,904

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 were:

                                                            2005         2004
                                                         ----------   ----------

Balance as of January 1                                  $2,740,508   $2,683,768
  Goodwill acquired during the year                         500,299       56,740
                                                         ----------   ----------
Balance as of December 31                                $3,240,807   $2,740,508
                                                         ==========   ==========

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

Note 7: Notes Payable - Bank and Revolving Notes

Short-term borrowings and weighted average interest rates at December 31, 2005 and 2004, were:

                                            2005                    2004
                                    ---------------------   ---------------------
                                    Weighted                Weighted
                                     Average                 Average
                                    Interest                Interest
                                      Rate       Amount       Rate       Amount
                                    --------   ----------   --------   ----------
Bank Loans                              --     $       --     6.25%    $2,500,000
Bank Overdraft and Trust Receipts     7.26%    $4,872,965     4.30%    $4,179,406
Revolving note                        8.25%       116,201       --             --
                                      ----     ----------     ----     ----------
                                      7.29%    $4,989,166     5.03%    $6,679,406
                                      ====     ==========     ====     ==========

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

Also, as of December 31, 2005, the Company has an outstanding balance on a revolving note of $116,201. The details of the non-convertible note are discussed in Note 8.

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

Note 9: Short-Term Loan Payable

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

Note 10: Capital Lease Obligations

The Company has entered into various capital leases for automobiles and postage equipment expiring at various dates through 2009.

Aggregate annual payments on capital lease obligations at December 31, 2005 are:

                                                               2005       2004
                                                             --------   --------
2005                                                         $     --   $ 68,457
2006                                                           65,935     44,886
2007                                                           44,393     23,400
2008                                                           16,045      2,320
2009                                                            4,213         --
                                                             --------   --------
                                                              130,586    139,063
Less: amount representing interest                             11,152     12,153
                                                             --------   --------
Present value of future minimum
  lease payments                                             $119,434   $126,910
                                                             ========   ========

Property and equipment include the following property under capital leases:

                                                               2005       2004
                                                             --------   --------
Equipment                                                    $205,909   $207,502
Less: accumulated depreciation                                 92,640     81,839
                                                             --------   --------
                                                             $113,269   $125,663
                                                             ========   ========

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

Note 11: Operating Leases

The Company has noncancellable operating leases for operating locations and office equipment that expire in various years through 2010. These leases generally require the Company to pay all executory costs (property taxes, maintenance and insurance).

Future minimum lease payments at December 31, 2005, were:

2006                                                                  $  804,619
2007                                                                     408,477
2008                                                                     219,816
2009                                                                      55,034
2010                                                                       8,386
                                                                      ----------
                                                                      $1,496,332

Rental expense for all operating leases for the years ended December 31, 2005, 2004 and 2003 was $759,229, $512,619 and $445,927, respectively.

Note 12: Income Taxes

Income (loss) before provision for income taxes was taxed under the following jurisdictions for the years then ended:

                                           2005          2004
                                        (Restated)    (Restated)        2003
                                       -----------   ------------   -----------
United States                          $(1,794,370)   $(1,104,878)  $(1,140,624)
Hong Kong                                1,967,797      1,687,309       576,180
Singapore                                   54,267        (47,992)           --
                                       -----------    -----------   -----------
                                       $   227,694    $   534,439   $  (564,444)
                                       ===========    ===========   ===========

The provision for income taxes includes these components:

                                               2005         2004
                                            (Restated)   (Restated)      2003
                                            ----------   ----------   ---------
Taxes currently payable
  United States                              $ (45,246)   $  56,570   $ (24,428)
  Hong Kong                                    349,809      284,809     140,336
  Singapore                                         --           --          --
Deferred income taxes
  United States                               (565,746)    (570,890)   (652,374)
  Hong Kong                                      1,948       26,736     (36,467)
  Singapore                                      1,269           --          --
                                             ---------    ---------   ---------
    Income tax (benefit) expense             $(257,966)   $(202,775)  $(572,933)
                                             =========    =========   =========

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                               2005         2004
                                            (Restated)   (Restated)      2003
                                            ----------   ----------   ---------
Computed at the statutory rate (34%)         $  77,416    $ 181,709   $(191,911)
Increase (decrease) resulting from
  Nondeductible expenses                        50,335       34,881      28,314
  Nontaxable income                                 --           --     (26,310)
  Stock compensation cost                         (855)     (30,947)    (83,361)
  State income taxes                           (44,113)    (146,674)   (125,122)
  Effect of foreign tax rates                 (319,242)    (261,912)    (92,032)
  Effective tax rate differential on
    deferred income taxes                       23,696       10,918     (82,681)
  Other                                        (45,203)       9,250         170
                                             ---------    ---------   ---------
      Income tax (benefit) expense           $(257,966)   $(202,775)  $(572,933)
                                             =========    =========   =========

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                            2005         2004
                                                         (Restated)   (Restated)
                                                         ----------   ----------
Deferred tax assets
  Net operating loss carryforwards                       $1,312,513   $1,027,122
  Stock-based compensation expense                          124,052       62,514
  Depreciation                                                7,810       10,677
  Registration costs                                        142,422      136,658
  Allowance for doubtful accounts                            51,833       52,991
  Other                                                         447        8,824
                                                         ----------   ----------
                                                          1,639,077    1,298,786
Deferred tax liabilities - amortization of intangibles     (367,685)    (574,913)
                                                         ----------   ----------
    Net deferred tax asset                               $1,271,392   $  723,873
                                                         ==========   ==========

The above net deferred tax asset is presented on the balance sheets as follows:

                                                            2005         2004
                                                         (Restated)   (Restated)
                                                         ----------   ----------
Deferred tax asset - current                             $   58,479    $ 57,476
Deferred tax asset - long-term                            1,212,913     666,397
                                                         ----------    --------
  Net deferred tax asset                                 $1,271,392    $723,873
                                                         ==========    ========

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

As of December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $3,130,000 and $3,740,000, respectively, that expire between 2019 and 2025. As of the date of acquisition, Airgate had a net operating loss carried forward of approximately $1,474,000, which is subject to annual usage restrictions. The Company anticipates fully utilizing these carryforwards.

No deferred taxes have been provided on undistributed earnings of the Company's foreign subsidiaries as these earnings will be permanently invested in the Company's foreign operations.

Note 13: Retirement Plans

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

Note 14: Stock Plans

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

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

A summary of the status of the plan at December 31, 2005 and 2004, and changes during the years then ended is presented below:

                                             2005                       2004
                                   ------------------------   ------------------------
                                                Weighted-                  Weighted-
                                                 Average                    Average
                                    Shares   Exercise Price    Shares   Exercise Price
                                   -------   --------------   -------   --------------
Outstanding, beginning of year     200,000       $0.098       200,000       $0.098
  Granted                               --                         --
  Exercised                        200,000        0.098            --
  Forfeited                             --                         --
  Expired                               --                         --
                                   -------                    -------
Outstanding, end of year                --       $   --       200,000       $0.098
                                   =======                    =======
Options exercisable, end of year        --                    200,000
                                   =======                    =======

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

Note 15: Treasury Stock

Based on the resolution of the Board of Directors in October 2005, the Company authorized the repurchase of shares of its outstanding Common Stock, in an aggregate amount not to exceed $500,000. As of December 31, 2005, 32,900 shares of common stock totaling $24,827 have been repurchased and reflected at cost as a reduction from stockholders' equity.

Note 16: Stock Warrants

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

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

In April and May 2004, the Company issued warrants for 1,778,333 shares related to the issuance of the Series A Preferred Stock. Some of the warrants (215,833) were issued for services received in connection with the Preferred Stock issuance and expire five years from date of issuance. The remaining warrants (1,562,500) were issued as detachable stock warrants from the Series A Preferred Stock and expire seven years from the date of issuance. As more fully described in Note 18, the warrants were valued at $1,212,580. The warrants issued to the service providers with an estimated fair value of $133,940, were charged to financing costs and recorded net against the carrying value of the Series A Preferred Stock. The detachable warrants with a relative fair value of $939,713, were charged to equity. The warrants have original exercise prices that range between $1.44 and $2.00. Subject to a financing transaction in August 2005, the exercise price of 1,562,500 shares was adjusted to $0.88 per share. After the price adjustment, the exercise price of the warrants ranges between $0.88 and $1.44.

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

Below is a summary of the activity of the outstanding warrants.

                                            2005                         2004
                                 --------------------------   --------------------------
                                               Weighted-                     Weighted-
                                                Average                       Average
                                  Shares     Exercise Price     Shares    Exercise Price
                                 ---------   --------------   ---------   --------------
Outstanding, beginning of year   2,885,788        $1.78       1,007,455        $1.72
  Granted                        1,500,000         1.00       1,878,333         1.81
  Exercised                             --           --              --           --
  Forfeited                             --           --              --           --
  Expired                               --           --              --           --
                                 ---------        -----       ---------        -----
Outstanding, end of year         4,385,788        $0.96       2,885,788        $1.78
                                 =========        =====       =========        =====

The following table summarizes information about warrants outstanding at December 31, 2005:

                                          Warrants Outstanding
                               ----------------------------------------
                                  Weighted-Average
    Range of        Number     Remaining Contractual   Weighted-Average
Exercise Prices   Outstanding           Life             Exercise Price
---------------   -----------  ---------------------   ----------------
 $0.80 to $0.88    1,007,455        2.79 years               $0.87
 $0.88 to $1.44    1,778,333        5.06 years               $0.97
     $1.15          100,000         3.44 years               $1.15
     $1.00         1,500,000        6.58 years               $1.00

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

Note 17: Earnings Per Share

Earnings per share (EPS) were computed as follows:

                                                        Year Ended December 31, 2005
                                                   -------------------------------------
                                                                 Weighted-     Per Share
                                                      Loss        Average       Amount
                                                   (Restated)     Shares      (Restated)
                                                   ----------   ----------    ----------
Net loss attributable to common
  stockholders                                     $(914,186)
Basic earnings per share
    Loss attributable to common stockholders        (914,186)   25,647,328      $(0.04)
                                                                                ======
Effect of dilutive securities
    Stock options                                         --            --
    Warrants                                              --         4,299
                                                   ---------    ----------
Diluted earnings per share
    Loss attributable to common stockholders and
      assumed conversions                          $(914,186)   25,651,627      $(0.04)
                                                   =========    ==========      ======

Common stock equivalents related to convertible preferred stock and warrants of 5,056,818 and 4,285,788, respectively, are not included in the calculation of dilutive earnings per share because they have an anti-dilutive effect.

                                                    Year Ended December 31, 2004
                                                 ------------------------------------

                                                               Weighted-    Per Share
                                                    Loss        Average      Amount
                                                 (Restated)     Shares     (Restated)
                                                 ----------   ----------   ----------
Net income attributable to common
  stockholders                                     $41,605
Basic earnings per share
    Income attributable to common stockholders      41,605    25,895,059     $0.00
                                                                             =====
Effect of dilutive securities
  Stock options                                         --       184,179
  Warrants                                              --        36,538
                                                   -------    ----------
Diluted earnings per share
  Income attributable to common stockholders
    and assumed conversions                        $41,605    26,115,776     $0.00
                                                   =======    ==========     =====

Common stock equivalents related to convertible preferred stock and warrants of 2,401,065 and 2,685,788, respectively, are not included in the calculation of dilutive earnings per share because they have an anti-dilutive effect.

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

                                                   Year Ended December 31, 2003
                                                 -------------------------------
                                                           Weighted-
                                                            Average    Per Share
                                                  Loss      Shares      Amount
                                                 ------   ----------   ---------
Net income attributable to common
  stockholders                                   $8,489
Basic earnings per share
  Income attributable to common stockholders      8,489   22,805,648     $0.00
                                                                         =====
Effect of dilutive securities
  Stock options                                      --           --
  Warrants                                           --           --
                                                 ------   ----------
Diluted earnings per share
  Income attributable to common stockholders
  and assumed conversions                        $8,489   22,805,648     $0.00
                                                 ======   ==========     =====

Common stock equivalents related to stock options and warrants of 190,051 and 175,664, respectively, are not included in the calculation of dilutive earnings per share because they have an anti-dilutive effect.

Note 18: Preferred Stock

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

On August 4, 2005, the Company completed a financing transaction described in note 8 "Convertible and Non-Convertible Notes (the Notes)". The Notes contain a conversion feature whereby the Notes can be converted to common stock. The conversion price of the first $3,750,000 is convertible at $0.88 per share and the balance is convertible at $1.05. Pursuant to the antidilution provisions of Series A Convertible Preferred Stock, and the Common Stock Purchase Warrants issued to the purchasers of the Company's Series A Convertible Preferred Stock, the conversion price of the Series A Convertible Preferred Stock and the exercise price of the Purchases Warrants, has been adjusted to $0.88 per common share accordingly. In accordance with EITF 00-27 and EITF 05-8, the intrinsic value of the additional beneficial conversion option of $2,659,091 was recorded as unamortized discount on the preferred stock and to additional stockholders' equity (as restated) on the date of conversion price resetting. The additional unamortized discount is accreted to net income attributable to common stockholders using the effective interest method over the mandatory redemption term of the Series A Preferred Stock. As a result, $540,361 was accreted from the additional beneficial conversion for Series A Preferred Stock during the year ended December 31, 2005.


One of the institutional investors converted 250 and 300 shares of the Series A Preferred Stock into shares of Common Stock at a conversion price of $0.88 per share on August 16, 2005 and November 10, 2005, respectively. The outstanding Series A Preferred Stock is redeemable in 2008. The redeemable amounts and unamortized discounts are as follows:

                                                          2005          2004
                                                      ------------  -----------
                                                       (Restated)    (Restated)
Redeemable amount                                     $ 4,450,000   $ 5,000,000
Unamortized discount                                   (3,124,067)   (1,558,094)
                                                      -----------   -----------
      Carrying value                                  $ 1,325,933   $ 3,441,906
                                                      ===========   ===========

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

We have restated our consolidated financial statements as of and for the years ended December 31, 2005 and 2004. The determination of the restatements was made as a result of a correction of the Company's application of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), in accounting for the Company's Series A Preferred Stock. The Company originally accounted for its Series A Convertible Preferred Stock as a liability; however, since the preferred stock is convertible, the redemption feature is conditional and the Series A Preferred Stock should not be accounted for under SFAS 150. The Company has reviewed EITF D-98, Classification and Measurement of Redeemable Securities, and determined that the Series A Preferred Stock should be accounted for as temporary equity. This reclassification also resulted in the offering costs related with the Series A Preferred Stock to be reclassified from other assets and netted with the balance that the Series A Preferred Stock was recorded. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion option of $166,666 was credited to additional paid-in capital for the year ended December 31, 2004. Lastly, in accordance with Opinion 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the Series A Preferred Stock and detachable stock warrants were recorded at their relative fair values with the value of the warrants recorded as additional equity. The fair value of the warrants was determined based on an independent valuation. Effectively, the Series A Preferred Stock was recorded at a discount of $939,713. This discount will be accreted ratably over the term of the Series A Preferred Stock. For the year ended December 31, 2005 and 2004, the Company charged to net income attributable to common stockholders $274,098 and $168,312, respectively related to the accretion of the Series A Preferred Stock discount.

In connection with the issuance of the Series A Preferred Stock, the Company incurred $958,951 of finance costs. These costs are recorded net against the carrying value of the preferred stock and are accreted to net income attributable to common stockholders over the term of the preferred stock. For the year ended December 31, 2005 and 2004, $278,867 and $172,048 was charged to net income attributable to common stockholders, respectively related to the accretion of the Series A Preferred Stock financing costs.

Future accretion of the deferred financing costs and preferred stock discount is as follows:

2006                                                                     338,283
2007                                                                     466,383
2008                                                                     200,673

Note 19: Related Party Transactions

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

Note 20: Equity Investment in Affiliates

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

                                                 Year ended December 31, 2005
                                        --------------------------------------------
                                        Shanghai Air                      Careship
                                           Cargo       Vantage Point   International
                                        ------------   -------------   -------------
Total Assets                             $1,152,416     $  397,876        $998,455
Total Liabilities                           425,512        374,400         207,266
Total Equity                                726,904         23,476         791,189
Net Sales                                 1,428,733      1,048,590         582,723
Cost of Sales                             1,092,088        962,818         517,227
Gross Profit                                336,644         85,772          65,496
Net Income (Loss)                            84,867        (76,696)         19,994
Equity in Income (Loss) of Affiliates        29,703        (30,678)          9,381

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

                                                Year ended December 31, 2004
                                        --------------------------------------------
                                        Shanghai Air                     Careship
                                            Cargo      Vantage Point   International
                                        ------------   -------------   -------------
Total Assets                              $869,139       $241,705           $--
Total Liabilities                          241,261        141,791            --
Total Equity                               627,878         99,914            --
Net Sales                                  873,756        239,710            --
Cost of Sales                              570,683        205,884            --
Gross Profit                               286,269         33,826            --
Net Income (Loss)                           25,562           (309)           --
Equity in Income (Loss) of Affiliates        8,947           (124)           --

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

Note 21: Business Acquisitions

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

Note 22: Disclosures About Fair Value of Financial Instruments

The estimated fair value of the preferred stock and minimum borrowing note using a discounted cash flow model is approximately $4,268,000 and $4,014,000, respectively.

The carrying amounts of all other financial instruments approximate the fair value of those instruments.

Note 23: Significant Estimates and Concentrations

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

                                 Major Customers

Sales to and receivable from customers who comprised 10% or more of the Company's total sales or receivables are as follows:

                           2005                 2004                 2003
                    ------------------   ------------------   ------------------
                    Sales   Receivable   Sales   Receivable   Sales   Receivable
                    -----   ----------   -----   ----------   -----   ----------
Customer A            10%       --%        12%       --%        14%       --%
Customer B            11        --         10        --         --        --
                     ---       ---        ---       ---        ---       ---

                      21%       --%        22%       --%        14%       --%
                     ===       ===        ===       ===        ===       ===

Note 24: Commitments

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

Note 25: Segments of the Business

                                Business Segments

The Company operates mainly in two business segments. Those segments are air forwarding and sea forwarding services. The following table summarizes the Company's operations during the years ended December 31, 2005, 2004 and 2003 by operating segment.

                                                        Air Forwarding                         Sea Forwarding
                                         --------------------------------------------   ---------------------------
                                              2005          2004             2003            2005           2004
                                           (Restated)    (Restated)                      (Restated)     (Restated)
                                         ------------   --------------   ------------   ------------   ------------
Revenue                                  $ 78,756,811    $ 65,169,422    $ 47,346,429   $ 46,251,831   $ 34,431,032
Cost of forwarding                        (66,235,453)    (55,091,649)    (40,350,177)   (40,776,620)   (29,730,147)
Depreciation and amortization                (573,019)       (506,397)       (474,617)      (365,302)      (181,605)
Interest expense                             (179,916)       (140,850)        (99,735)       (22,924)       (27,558)
Other segment expenses attributable to
  segment                                  (3,914,663)     (3,089,237)     (2,746,804)    (2,014,862)    (1,742,220)
                                         ------------    ------------    ------------   ------------   ------------
Segment income                           $  7,853,760    $  6,341,289    $  3,675,096   $  3,072,123   $  2,749,502
                                         ============    ============    ============   ============   ============
Net other unallowable expenses*
Minority interest
Net income (loss)
Goodwill                                 $  2,420,584    $  1,798,573    $  2,012,826   $    820,223   $    941,935
Intangible assets                             757,033         888,429       1,430,000        225,183        469,385
Other assets                               22,703,392      21,458,356      12,406,725      9,344,902      4,661,049
                                         ------------    ------------    ------------   ------------   ------------
    Total assets                         $ 25,881,009    $ 24,145,358    $ 15,849,551   $ 10,390,308   $  6,072,369
                                         ============    ============    ============   ============   ============

                                         Sea Forwarding                        Total
                                              2003             2005            2004           2003
                                         --------------   --------------   ------------   ------------
                                                            (Restated)      (Restated)
Revenue                                   $ 25,746,735    $ 125,008,642    $ 99,600,454   $ 73,093,164
Cost of forwarding                         (22,189,891)    (107,012,073)    (84,821,796)   (62,540,068)
Depreciation and amortization                 (165,958)        (938,321)       (688,002)      (640,575)
Interest expense                                (9,999)        (202,840)       (168,408)      (109,734)
Other segment expenses attributable to
  segment                                   (1,361,309)      (5,929,525)     (4,831,457)    (4,108,113)
                                          ------------    -------------    ------------   ------------
Segment income (loss)                     $  2,019,578       10,925,883       9,090,791      5,694,674
                                          ============    =============    ============   ============
Net other unallowable expenses*                             (10,440,223)     (8,353,577)    (5,686,185)
Minority interest                                                (7,557)         19,197             --
                                                          -------------    ------------   ------------
Net income                                                $     478,103    $    756,411   $      8,489
                                                          =============    ============   ============
Goodwill                                  $    670,942    $   3,240,807    $  2,740,508   $  2,683,768
Intangible assets                              476,667          982,216       1,357,814      1,906,667
Other assets                                 5,390,120       32,048,294      26,119,405     17,796,845
                                          ------------    -------------    ------------   ------------
  Total assets                            $  6,537,729    $  36,271,317    $ 30,217,727   $ 22,387,280
                                          ============    =============    ============   ============

* The amounts comprised general and administrative expenses for which it was impracticable to make an allocation into each reportable segment.

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

                              Geographical Segments

The table below summarized the Company's revenues during the years ended December 31, 2005, 2004 and 2003 analyzed into geographical locations:

                                          2005           2004           2003
                                      ------------   ------------   ------------

*IATA Area 1                          $ 19,214,974    $15,157,473    $ 8,986,684
*IATA Area 2                            30,376,139     23,966,060     15,119,636
*IATA Area 3                            75,417,529     60,476,921     48,986,844
                                      ------------    -----------    -----------
  Total                               $125,008,642    $99,600,454    $73,093,164
                                      ============    ===========    ===========

The tables below summarize the Company's assets as of December 31, 2005, 2004 and 2003 analyzed into geographical locations:

                                           Trade          Other         Total
                                        Receivables      Assets        Assets
                                        -----------   -----------   ------------
2005 (Restated)
  *IATA Area 1                          $ 8,381,548   $ 9,854,462    $18,236,010
  *IATA Area 2                            3,045,265            --      3,045,265
  *IATA Area 3                            5,959,547     9,030,495     14,990,042
                                        -----------   -----------    -----------
    Total                               $17,386,360   $18,884,957    $36,271,317
                                        ===========   ===========    ===========

                                           Trade          Other         Total
                                        Receivables      Assets        Assets
                                        -----------   -----------   ------------
2004 (Restated)
    *IATA Area 1                        $ 9,521,971   $ 7,730,255    $17,252,226
    *IATA Area 2                          2,101,998            --      2,101,998
    *IATA Area 3                          1,856,862     9,006,641     10,863,503
                                        -----------   -----------    -----------
      Total                             $13,480,831   $16,736,896    $30,217,727
                                        ===========   ===========    ===========

                                           Trade          Other         Total
                                        Receivables      Assets        Assets
                                        -----------   -----------   ------------
2003
    *IATA Area 1                         $5,309,072   $ 7,728,387    $13,037,459
    *IATA Area 2                            291,203            --        291,203
    *IATA Area 3                          1,760,584     7,298,034      9,058,618
                                         ----------   -----------    -----------
      Total                              $7,360,859   $15,026,421    $22,387,280
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

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

Note 26: Supplementary Financial Information

                          Quarterly Results (Unaudited)

                                                                             2005
                                         -----------------------------------------------------------------------------
                                             First           Second          Third           Fourth      Total for the
                                         quarter ended   quarter ended   quarter ended   quarter ended     year ended
                                         -------------   -------------   -------------   -------------   -------------
                                            March 31        June 30       September 30     December 31    December 31
                                           (Restated)     (Restated)       (Restated)       (Restated)     (Restated)
                                         -------------   -------------   -------------   -------------   -------------
Net Sales                                 $25,604,545     $29,053,425     $33,945,901     $36,404,771    $125,008,642
Gross Profit                                4,096,418       4,441,004       5,018,799       4,440,348      17,996,569
Operating Income (Loss)                       210,895         466,620         759,130        (689,151)        747,494
Convertible and Non-Convertible
  note amortization of deferred
  financing costs                                  --              --         (28,461)        (15,798)        (44,259)
Amortization of Convertible &
  Non-Convertible note discount                    --              --         (27,642)         (8,281)        (35,923)
Income (Loss) Before Income,
  Taxes and Minority Interest                (119,883)        380,537         558,075        (830,801)       (227,694)
Net Income (Loss)                             179,961         434,524         431,956        (568,338)        478,103
Accretion of Series A Preferred
  Stock, net to redemption value
  and dividends                              (195,887)       (194,386)       (484,552)       (517,464)     (1,392,289)
Net Income (Loss) attributable to
  common stockholders                         (15,926)        240,138         (52,596)     (1,085,802)       (914,186)
Basic Earning (Loss) Per Share
  attributable to common stockholders           (0.00)           0.01           (0.00)          (0.04)          (0.04)
Diluted Earning (Loss) Per Share
  attributable to common stockholders           (0.00)           0.01           (0.00)          (0.04)          (0.04)

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

Pacific CMA, Inc.
Notes to Consolidated Financial Statements December 31, 2005 and 2004

                                                                               2004
                                         -----------------------------------------------------------------------------
                                             First           Second          Third          Fourth       Total for the
                                         quarter ended   quarter ended   quarter ended   quarter ended     year ended
                                         -------------   -------------   -------------   -------------   -------------
                                           March 31         June 30       September 30    December 31     December 31
                                                          (Restated)       (Restated)      (Restated)     (Restated)
                                         -------------   -------------   -------------   -------------   -------------
Net Sales                                 $16,454,513     $21,563,487     $29,850,668     $31,731,786     $99,600,454
  Gross Profit                              2,662,898       3,639,978       4,095,260       4,380,522      14,778,658
  Operating Income (Loss)                    (267,579)        316,423         365,716         122,352         536,912
Income (Loss) Before Income
    Taxes and Minority Interest              (261,627)        278,096         337,665         180,305         534,439
 Net Income (Loss)                           (122,793)        224,747         326,754         327,703         756,411
 Accretion of Series A Preferred
    Stock, net to redemption value
    and dividends                                  --        (274,846)       (219,188)       (220,772)       (714,806)
Net Income (Loss) attributable to
  common stockholders                        (122,793)        (50,099)        107,566         106,931          41,605
Basic Earning (Loss) Per Share
  attributable to common stockholders           (0.01)          (0.00)           0.00            0.00            0.00
Diluted Earning (Loss) Per Share
  attributable to common stockholders           (0.01)          (0.00)           0.00            0.00            0.00