Form 10-Q/A
period 2006-06-30
PACIFIC CMA INC
filed 2006-09-26
CIK 1071775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2006

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _______________.

                         Commission File Number: 0-27653

                                PACIFIC CMA, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                         84-1475073
          --------                                         ----------
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

                                PACIFIC CMA, INC.
                                EXPLANATORY NOTE

      The Company is amending its previously filed 10-Q for the period ended June 30, 2006 to add additional disclosure related to the application of EITF 05-4, The Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19, when accounting for registration rights agreement. As amended, the registration rights agreement paragraph in note 1 to the financial statements has been revised to state:

      The Company has adopted EITF 05-4, The Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19, View C to account for its registration rights agreements. The Company has entered into registration rights agreements in association with the issuance of preferred stock, debt and warrants. View C of EITF 05-4 takes the position that the registration rights should be accounted for separately from the financial instrument as the payoff of the financial instruments is not dependent on the payoff of the registration rights agreement, and according to DIG K-1, registration rights agreements and the financial instruments do not meet the combining criteria as they relate to different risks. The Financial Accounting Standards Board (Board) has postponed further discussion on EITF 05-4. Since the Board has not reached a consensus, the Company's accounting for the registration rights may change when the Board reaches a consensus.


      In addition the Company is amending that filing to make revisions to Item 1A and include Exhibit 5.2 to Item 6 of Part II.

                              INDEX TO FORM 10-Q/A

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Condensed Consolidated Balance Sheets as of June 30, 2006
        (Unaudited) and December 31, 2005 (Restated).........................1

      Condensed Consolidated Statements of Operations for the Three
        and Six Months Ended June 30, 2006 and 2005 (Unaudited)..............3

      Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 2006 and 2005 (Unaudited) ............................4

      Notes to Condensed Consolidated Financial Statements (Unaudited).......5


PART II. OTHER INFORMATION

Item 1A.          Risk Factors

Item 6.           Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                Pacific CMA, Inc.
                      Condensed Consolidated Balance Sheets
                       June 30, 2006 and December 31, 2005

Assets
                                                                               2006             2005
                                                                           ------------    ------------
                                                                            (Unaudited)     (Restated)
    Current Assets
        Cash and cash equivalents                                          $  2,647,938    $  2,018,093
        Restricted cash                                                       5,328,460       5,761,246
        Accounts and notes receivable, net of allowance for doubtful
          accounts; 2006 - $203,413; 2005 - $334,014                         19,419,210      17,386,360
        Refundable income taxes                                                      --          12,897
        Other receivables                                                     1,200,372       2,476,626
        Deposits and prepaid expenses                                         1,519,643         666,976
        Deferred income taxes                                                    58,479          58,479
                                                                           ------------    ------------
               Total current assets                                          30,174,102      28,380,677
                                                                           ------------    ------------

    Property and Equipment, net of accumulated depreciation; 2006 -
       $1,126,709; 2005 - $967,296                                              859,371         800,596
                                                                           ------------    ------------

    Other Assets
        Goodwill                                                              3,755,392       3,240,807
        Intangible assets, net of accumulated amortization; 2006 -
          $2,421,913; 2005 - $2,118,718                                         729,597         982,216
        Deferred income tax                                                   1,475,263       1,212,913
        Deferred financing costs on convertible and non-convertible
          notes                                                                 462,013         502,480
        Investment deposit                                                      850,000         100,000
        Equity investment in affiliates                                       1,125,449       1,051,628
                                                                           ------------    ------------
                                                                              8,397,714       7,090,044
                                                                           ------------    ------------

               Total Assets                                                $ 39,431,187    $ 36,271,317
                                                                           ============    ============

Liabilities and Stockholders' Equity
    Current Liabilities
        Notes payable - bank and non-convertible notes                     $  6,175,102    $  4,989,166
        Current maturities of capital lease obligations                          59,394          60,465
        Accounts payable                                                     13,770,227      11,560,890
        Accrued expenses                                                      1,276,859       1,301,316
        Payable-minority shareholder                                            114,091         150,120
        Short-term loan payable                                                 128,076         315,325
        Income taxes payable                                                     84,300         106,003
                                                                           ------------    ------------
               Total current liabilities                                     21,608,049      18,483,285

    Capital Lease Obligations                                                    29,578          58,969

    Convertible Note, net                                                     3,470,311       3,504,912
                                                                           ------------    ------------

                Total Liabilities                                            25,107,938      22,047,166
                                                                           ------------    ------------

    Series A Preferred Stock, net                                             1,581,607       1,325,933

    Minority Interest                                                           173,271         178,789

    Stockholders' Equity
        Common stock, no par value; authorized - 100,000,000 shares and
          issued - 2006 - 27,293,934 shares and 2005 - 26,412,437 shares      4,630,405       5,477,953
        Treasury common stock, at cost, 2006 - 41,800 shares; 2005 -
          32,900 shares                                                         (32,623)        (24,827)
        Warrants outstanding                                                  1,610,679       1,551,403
        Additional paid-in capital                                            5,761,168       5,161,850
        Retained earnings                                                       583,928       1,560,839
        Accumulated other comprehensive income                                   14,814          35,897
        Unearned compensation cost                                                   --      (1,043,686)
                                                                           ------------    ------------
               Total stockholders' equity                                    12,568,371      12,719,429
                                                                           ------------    ------------

               Total stockholders' equity and liabilities                  $ 39,431,187    $ 36,271,317
                                                                           ============    ============

See Notes to Condensed Consolidated Financial Statements 2

                                Pacific CMA, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                         Three Months Ended               Six Months Ended
                                              June 30                          June 30
                                        2006            2005            2006            2005
                                    ------------    ------------    ------------    ------------
                                                     (restated)                      (restated)
Freight Forwarding Income           $ 37,362,565    $ 29,053,425    $ 67,760,271    $ 54,657,970
                                    ------------    ------------    ------------    ------------
Operating Expenses
    Cost of forwarding               (32,227,839)    (24,612,421)    (57,950,976)    (46,120,548)
    General and administrative        (4,659,990)     (3,691,909)     (9,217,541)     (7,253,804)
    Depreciation and amortization       (257,747)       (226,938)       (504,126)       (449,464)
    Stock-based compensation cost        (34,912)        (55,537)        (69,824)       (156,639)
                                    ------------    ------------    ------------    ------------
                                     (37,180,488)    (28,586,805)    (67,742,467)    (53,980,455)
                                    ------------    ------------    ------------    ------------

Operating Income                         182,077         466,620          17,804         677,515
                                    ------------    ------------    ------------    ------------

Other Income (Expense)
    Interest and other income            106,152          41,684         208,767          76,825
    Interest expense                    (202,787)       (113,212)       (389,152)       (227,564)
    Convertible and
      non-convertible note
      amortization of deferred
      financing costs                    (22,132)             --         (40,467)             --
    Amortization of convertible
      and non-convertible note
      discount                           (14,241)             --         (24,674)             --
    Equity in loss of affiliates          (3,934)        (14,555)        (14,528)        (26,356)
                                    ------------    ------------    ------------    ------------
                                        (136,942)        (86,083)       (260,054)       (177,095)
                                    ------------    ------------    ------------    ------------

Income (Loss) Before Income Taxes         45,135         380,537        (242,250)        500,420

Benefit for Income Taxes                 (33,871)        (63,497)       (240,997)       (129,285)
                                    ------------    ------------    ------------    ------------
Income Before Minority Interest           79,006         444,034          (1,253)        629,705

Minority Interest                          8,299          (9,510)          1,909         (15,221)
                                    ------------    ------------    ------------    ------------
Net Income                                87,305         434,524             656         614,484

Accretion of Series A Preferred
   Stock, net to redemption value
   and dividends                        (285,712)       (194,386)       (977,567)       (390,273)
                                    ------------    ------------    ------------    ------------
Net income (loss) attributable to
   common shareholders              $   (198,407)   $    240,138    $   (976,911)   $    224,211
                                    ------------    ------------    ------------    ------------

Basic Earnings (loss) Per Share
   attributable to common
   stockholders                     $      (0.01)   $       0.01    $      (0.04)   $       0.01
Diluted Earnings (loss) Per Share
   attributable to common
   stockholders                     $      (0.01)   $       0.01    $      (0.04)   $       0.01

See Notes to Condensed Consolidated Financial Statements 3

                                Pacific CMA, Inc.
                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                             2006          2005
                                                                         -----------    -----------
                                                                                         (restated)
Operating Activities
    Net income                                                           $       656    $   614,484
    Items not requiring (providing) cash
       Amortization of convertible and non-convertible note discount          24,674             --
       Amortization of convertible and  non-convertible  note deferred
          financial costs                                                     40,467             --
       Depreciation and amortization                                         200,900        160,793
       Amortization of intangibles                                           303,226        288,671
       Gain on sale of property and equipment                                (16,737)        (7,229)
       Minority interest in income of subsidiaries                            (1,909)        15,221
       Common stock issued for services and employee compensation             69,824        156,639
       Share of loss of affiliates                                            14,528         26,356
       Provision for doubtful accounts                                         7,987         10,000
       Deferred income taxes                                                (267,471)      (258,524)
    Changes in
       Accounts receivable                                                (2,040,837)    (2,614,517)
       Accounts payable                                                    2,209,337      1,382,743
       Accrued expenses                                                      (24,457)       (27,143)
       Income taxes refundable/payable                                        (8,806)       152,460
       Other assets and liabilities                                          423,588        392,608
                                                                         -----------    -----------
           Net cash provided by operating activities                         934,970        292,562
                                                                         -----------    -----------

Investing Activities
    Collection of loans receivable                                                --          1,290
    Purchase of property and equipment                                      (264,638)      (243,257)
    Capital injection from minority interest                                  38,029             --
    Acquisition of subsidiary                                               (597,945)            --
    Acquisition of associates                                                (88,160)            --
    Proceeds from sale of property and equipment                              16,737         15,552
    Deposit refund from potential equity investment                               --         40,000
    Deposit paid for potential acquisition                                  (750,000)      (433,669)
                                                                         -----------    -----------
           Net cash used in investing activities                          (1,645,977)      (620,084)
                                                                         -----------    -----------

Financing Activities
    Net change in restricted cash                                            432,786     (1,205,224)
    Net change in notes payable - bank                                     1,302,137      1,432,789
    Principal payments under capital lease obligation                        (30,155)       (35,944)
    Proceeds from short-term debt                                                 --         71,170
    Principal payments on short-term debt                                   (223,278)            --
    Principal payments of non-convertible note                              (116,201)            --
    Repurchase of common stock                                                (7,796)            --
    Proceeds from exercise of stock option                                        --         19,600
                                                                         -----------    -----------
           Net cash provided by financing activities                       1,357,493        282,391
                                                                         -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                             646,486        (45,131)

Foreign Currency Exchange Difference                                         (16,641)        (9,045)

Cash and Cash Equivalents, Beginning of Period                             2,018,093      1,538,146
                                                                         -----------    -----------
Cash and Cash Equivalents, End of Period                                 $ 2,647,938    $ 1,483,970
                                                                         ===========    ===========

Supplemental Cash Flow Information
    Cash paid for interest                                               $   389,152    $   227,564
    Cash paid for income taxes                                                38,709         25,900
    Cash refunded for income taxes                                                --         45,203
    Capital lease obligation incurred for equipment                               --         66,795

See Notes to Condensed Consolidated Financial Statements 4

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             June 30, 2006 and 2005
                                   (Unaudited)


Note 1: Basis of Presentation

      The accompanying condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") as of June 30, 2006 and for the six and three months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments that are in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

      The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

      The condensed consolidated statements of operations for the six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2005 included in the Company's Form 10-K filed on March 31, 2006, except as discussed in note 2.

Principles of Consolidation

      The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

      The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2006, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit. At June 30, 2006, the Company's cash accounts in the United States of America exceeded federally insured limits by approximately $825,000.

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

Registration Rights Agreements

      The Company has adopted EITF 05-4, The Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19, View C to account for its registration rights agreements. The Company has entered into registration rights agreements in association with the issuance of preferred stock, debt and warrants. View C of EITF 05-4 takes the position that the registration rights should be accounted for separately from the financial instrument as the payoff of the financial instruments is not dependent on the payoff of the registration rights agreement, and according to DIG K-1, registration rights agreements and the financial instruments do not meet the combining criteria as they relate to different risks. The Financial Accounting Standards Board (Board) has postponed further discussion on EITF 05-4. Since the Board has not reached a consensus, the Company's accounting for the registration rights may change when the Board reaches a consensus.

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

      The Company has elected to accrete the discount related to the preferred stock over the period for the date of issuance to through the Series A Preferred Stock's redemption date using the interest method. The impact of the restatement on the consolidated balance sheet and statements of operations and cash flows is shown in the accompanying tables.

      The following table presents the effect of the Restatement on the consolidated balance sheet:

                                                          Year Ended December 31, 2005

                                                 As Previously
                                                    Reported      Adjustments     As Restated
                                                 -------------   -------------   -------------
Asset
Current Assets
    Cash and cash equivalents                    $   2,018,093                   $   2,018,093
    Restricted cash                                  5,761,246                       5,761,246
  Accounts and notes receivable, net of
     allowance; 2005 - $334,014; 2004 - $295,144    17,386,360                      17,386,360
    Refundable income taxes                             12,897                          12,897
    Other receivables                                2,476,626                       2,476,626
    Deposits and prepaid expenses                      666,976                         666,976
    Current portion of loan receivable                      --                              --
    Deferred income taxes                               58,479                          58,479
                                                 -------------                    -------------
           Total current assets                     28,380,677                      28,380,677
                                                 -------------                    -------------
Property and Equipment, net                            800,596                         800,596
                                                 -------------                    -------------

Other Assets
    Goodwill                                         3,240,807                       3,240,807
    Intangible assets, net                             982,216                         982,216
    Deferred income taxes                              992,115         220,798       1,212,913
    Deferred financing costs on Series A
     preferred stock                                   508,035        (508,035)             --
    Deferred financing costs on minimum
     borrowing and revolving notes                     502,480                         502,480
    Investment deposit                                 100,000                         100,000
    Equity investment in affiliates                  1,051,628                       1,051,628
    Other                                                   --                              --
                                                 -------------                    -------------
                                                     7,377,281                        7,090,044
                                                 -------------                    -------------

Total Assets                                     $  36,558,554                   $  36,271,317
                                                 =============                   =============

Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable - bank and revolving note      $  4,989,166                   $  4,989,166
                                                 ------------                   ------------
    Current maturities of capital lease
       obligations                                     60,465                         60,465
    Accounts payable                               11,560,890                     11,560,890
    Payable-minority shareholder                      150,120                        150,120
    Accrued expenses                                1,301,316                      1,301,316
    Short-term loan payable                           315,325                        315,325
    Income taxes payable                              106,003                        106,003
                                                 ------------                   ------------
           Total current liabilities               18,483,285                        106,003
                                                 ------------                   ------------

Capital Lease Obligations                              58,969                         58,969
Minimum Borrowing Note, net                         3,504,912                      3,504,912

Series A Preferred Stock, net                       1,833,968      (1,833,968)            --
                                                 ------------                   ------------

Total Liabilities                                  23,881,134                     22,047,166
                                                 ------------                   ------------
Series A Preferred Stock, net                                       1,325,933      1,325,933

Minority Interest                                     178,789                        178,789

Stockholders' Equity
    Common stock, authorized - 100,000,000
      shares 2005 - 26,412,437 shares and
      2004 - 25,124,347 shares                      5,477,953                     5,477,,953
    Treasury Common Stock, at cost,
     2005-32,900 shares                               (24,827)                       (24,827)
    Warrants outstanding                            1,551,403                      1,551,403
    Additional paid-in capital                      4,098,214       1,063,636      5,161,850
    Retained earnings                               2,403,677        (842,838)      1560,839
    Accumulated other comprehensive income             35,897                         35,897
    Unearned compensation cost                     (1,043,686)                    (1,043,686)
                                                 ------------                   ------------

Total stockholders' equity                         12,498,631                     12,719,429
                                                 ------------                   ------------
                                                 $ 36,558,554                   $ 36,271,317
                                                 ============                   ============

The following table presents the effect of the Restatement on the consolidated statement of operations

                                                          Year Ended December 31, 2005

                                                 As Previously
                                                    Reported      Adjustments     As Restated
                                                 -------------   -------------   -------------
Freight Forwarding Income                        $ 125,008,642                    $ 125,008,642
                                                 -------------                    -------------

Operating Expenses
    Cost of forwarding                             107,012,073                      107,012,073
    General and administrative                      16,043,042                       16,043,042
    Depreciation and amortization                      938,321                          938,321
    Stock-based compensation cost                      267,712                          267,712
                                                 -------------                    -------------
 Operating Income                                  124,261,148                      124,261,148
                                                 -------------                    -------------
Operating Income (Loss)                                747,494                          747,494
                                                 -------------                    -------------
Other Income (Expense)
    Interest and other income                          173,810                          173,810
    Interest expense                                  (556,985)                        (556,985)
    Preferred stock dividend and amortization
      of deferred financing costs                     (577,830)         577,830              --
    Amortization of preferred stock discount          (274,098)         274,098              --
    Preferred stock beneficial conversion             (540,361)         540,361              --
    Minimum borrowing note and revolving note                                                --
      amortization of deferred financing costs         (44,259)                         (44,259)
    Amortization of minimum borrowing note and
      revolving note discount                          (35,923)                         (35,923)
    Equity in loss of affiliates                       (56,443)                         (56,443)
                                                 -------------                    -------------
                                                    (1,912,089)                        (519,800)
                                                 -------------                    -------------

Income (Loss) Before Income Taxes                   (1,164,595)                         227,694

Provision for Income Taxes (Benefit)                  (814,882)         556,916        (257,966)
                                                 -------------                    -------------

Income (Loss) Before Minority Interest                (349,713)                         485,660

Minority Interest                                       (7,557)                          (7,557)
                                                 -------------                    -------------

Net Income (Loss)                                $    (357,270)                         478,103
                                                 =============                    =============

Accretion of Series A Preferred Stock,
 net to redemption value                                             (1,392,289)     (1,392,289)
                                                                                  -------------

Net loss attributable to common shareholders                                      $    (914,186)
                                                                                  =============

Earnings Per Share attributable to common
 stockholders
  - Basic                                                (0.01)                           (0.04)
  - Diluted                                              (0.01)                           (0.04)

Weighted average number of shares
 outstanding during the period
  - Basic                                           25,647,328                       25,647,328
  - Diluted                                         25,651,628                       25,651,628

The following table presents the effect of the Restatement on the consolidated statement of operations

                                                       Three Months Ended June 30, 2005

                                                 As Previously
                                                    Reported      Adjustments     As Restated
                                                 -------------   -------------   -------------
Freight Forwarding Income                        $  29,053,425                    $  29,053,425
                                                 -------------                    -------------
Operating Expenses
    Cost of forwarding                             (24,612,421)                     (24,612,421)
    General and administrative                      (3,691,909)                      (3,691,909)
    Depreciation and amortization                     (226,938)                        (226,938)
    Stock-based compensation cost                      (55,537)                         (55,537)
                                                 -------------                    -------------
                                                   (28,586,805)                     (28,586,805)
                                                 -------------                    -------------

Operating Income                                       466,620                          466,620
                                                 -------------                    -------------

Other Income (Expense)
    Interest and other income                           41,684                           41,684
    Interest expense                                  (113,212)                        (113,212)
    Preferred stock dividend and amortization
      of deferred financing costs                     (135,654)         135,654              --
    Amortization of preferred stock discount           (58,732)          58,732              --
    Equity in loss of affiliates                       (14,555)                         (14,555)
                                                 -------------                    -------------
                                                      (280,469)                         (86,083)
                                                 -------------                    -------------

Income Before Income Taxes                             186,151                          380,537

Benefit for Income Taxes                              (141,251)          77,754         (63,497)
                                                 -------------                    -------------

Income Before Minority Interest                        327,402                          444,034

Minority Interest                                       (9,510)                          (9,510)
                                                 -------------                    -------------

Net Income                                       $     317,892                          434,524
                                                 =============                    =============

Accretion of Series A Preferred Stock, net to
   redemption value                                                    (194,386)       (194,386)
                                                                                  -------------

Net income attributable to common shareholders                                    $     240,138
                                                                                  =============

Earnings Per Share attributable to common
    stockholders
   - Basic                                       $        0.01                    $        0.01
   - Diluted                                     $        0.01                    $        0.01

Weighted average number of shares outstanding
   during the period
   - Basic                                          25,293,611                       25,293,611
   - Diluted                                        25,308,063                       25,308,063

The following table presents the effect of the Restatement on the consolidated statement of operations

                                                          Six Months Ended June 30, 2005

                                                 As Previously
                                                    Reported      Adjustments     As Restated
                                                 -------------   -------------   -------------

Freight Forwarding Income                        $  54,657,970                    $  54,657,970
                                                 -------------                    -------------
Operating Expenses
    Cost of forwarding                             (46,120,548)                     (46,120,548)
    General and administrative                      (7,253,804)                      (7,253,804)
    Depreciation and amortization                     (449,464)                        (449,464)
    Stock-based compensation cost                     (156,639)                        (156,639)
                                                 -------------                    -------------
                                                   (53,980,455)                     (53,980,455)
                                                 -------------                    -------------

Operating Income                                       677,515                          677,515
                                                 -------------                    -------------

Other Income (Expense)
    Interest and other income                           76,825                           76,825
    Interest expense                                  (227,564)                        (227,564)
    Preferred stock dividend and amortization
      of deferred financing costs                     (272,809)         272,809              --
    Amortization of preferred stock discount          (117,464)         117,464              --
    Equity in loss of affiliates                       (26,356)                         (26,356)
                                                 -------------                    -------------
                                                      (567,368)                        (177,095)
                                                 -------------                    -------------

Income Before Income Taxes                             110,147                          500,420

Benefit for Income Taxes                              (285,394)         156,109        (129,285)
                                                 -------------                    -------------

Income Before Minority Interest                        395,541                          629,705

Minority Interest                                      (15,221)                         (15,221)
                                                 -------------                    -------------

Net Income                                       $     380,320                          614,484
                                                 =============                    =============

Accretion of Series A Preferred Stock,
   net to redemption value                                             (390,273)       (390,273)
                                                 -------------                    -------------

Net income attributable to common shareholders                                    $     224,211
                                                 =============                    =============

Earnings Per Share attributable to common
   stockholders
   - Basic                                       $        0.01                    $        0.01
   - Diluted                                     $        0.01                    $        0.01

Weighted average number of shares outstanding
   during the period
   - Basic                                          25,293,634                       25,293,634
   - Diluted                                        25,305,208                       25,305,208

The following table presents the effect of the Restatement on the consolidated statement of cash flows:

                                                                      Year Ended December 31, 2005

                                                           As Previously
                                                              Reported       Adjustments     As Restated
                                                           -------------    -------------   -------------
Operating Activities
    Net income (loss)                                      $    (357,270)   $     835,373   $     478,103
    Items not requiring (providing) cash
       Amortization of preferred stock discount                  274,098         (274,098)             --
       Preferred stock dividend and amortization of
          deferred financing costs                               577,830         (577,830)             --
       Preferred stock beneficial conversion                     540,361         (540,361)             --
       Amortization of convertible  and  non-convertible
          note discount and deferred financial costs              80,182                           80,182
       Depreciation and amortization                             348,496                          348,496
       Amortization of intangibles                               589,825                          589,825
       Gain on sale of property and equipment                     (5,186)                          (5,186)
       Minority interest in income of subsidiaries                 7,557                            7,557
       Common stock issued for services and employee
          compensation                                           267,712                          267,712
       Share of loss of affiliates                                56,443                           56,443
       Provision for doubtful accounts                           145,325                          145,325
       Deferred income taxes                                  (1,140,770)         556,916        (583,854)
    Changes in
       Accounts receivable                                    (3,479,378)                      (3,479,378)
       Accounts payable                                        1,447,358                        1,447,358
       Accrued expenses                                          156,835                          156,835
       Income taxes refundable/payable                           (84,164)                         (84,164)
       Other assets and liabilities                              267,112                          267,112
                                                           -------------                    -------------
           Net cash provided by (used  in) operating
              activities                                        (307,634)                        (307,634)
                                                           -------------                    -------------
Investing Activities
    Collection of loans receivable                                48,594                           48,594
    Purchase of property and equipment                          (425,560)                        (425,560)
    Proceeds from sale of property and equipment                  15,679                           15,679
    Deposit refund from potential equity investment               90,000                           90,000
    Acquisition of subsidiary                                   (674,606)                        (674,606)
                                                           -------------                    -------------
           Net cash used in investing activities                (945,893)                        (945,893)
                                                           -------------                    -------------
Financing Activities
    Net change in restricted cash                               (673,158)                        (673,158)
    Net change in notes payable - bank                           693,559                          693,559
    Principal payments under capital lease obligation            (74,772)                         (74,772)
    Proceeds from short-term debt                                 72,058                           72,058
    Principal payments in business bank loan                  (2,500,000)                      (2,500,000)
    Principal payments in other loan                             (60,753)                         (60,753)
    Proceeds from other loan                                     561,072                          561,072
    Repurchase of common stock                                   (24,827)                         (24,827)
    Proceeds from exercise of stock option                        19,600                           19,600

   Net change in revolving note                               (1,863,798)                      (1,863,798)
   Proceeds  from minimum  borrowing
     note and revolving note                                   6,122,224                        6,122,224
   Deferred financing cash paid                                 (546,738)                        (576,738)
           Net cash provided by financing activities           1,724,467                        1,724,467
                                                           -------------                    -------------

Increase (Decrease) in Cash and Cash Equivalents                 470,940                          470,940

Foreign Currency Exchange Difference                               9,007                            9,007

Cash and Cash Equivalents, Beginning of Period                 1,538,146                        1,538,146
                                                           -------------                    -------------

Cash and Cash Equivalents, End of Period                   $   2,018,093                    $   2,018,093
                                                           =============                    =============

Note 3: Investment Deposit

      At June 30, 2006, the Company had deposited $100,000 with a potential acquisition target in the United States. The Company has a signed letter of intent with the target. The estimated purchase price is $1,000,000 to $1,500,000.

      Also, at March 31, 2006, the Company entered into a Stock Purchase Agreement with HTL Logistics Limited, a Cayman Island corporation ("HTL"), pursuant to which the Company had agreed to acquire seventy percent (70%) of the outstanding shares of capital stock of HTL for a purchase price consisting of (i) $1,330,000 and (ii) 2,800,000 shares of the Company's restricted Common Stock. The Company was also granted an option to purchase the remaining thirty percent (30%) of HTL's outstanding shares of capital stock, which may be exercised by the Company's paying (i) $570,000 and (ii) depending upon certain factors, up to an additional 2,200,000 shares of Common Stock. In addition, the Company has agreed to issue to HTL's shareholders, for the years ended December 31, 2006, 2007 and 2008, a total of up to 750,000 additional shares of Common Stock per year, based on HTL's net profits for those years, and provided that such net profits are equal to or greater than $500,000, with respect to each of those years. The Company has deposited $750,000 with HTL to be applied to the purchase price at the closing of the transaction. HTL is a holding company which owns a series of operating subsidiaries in the freight forwarding business throughout India and Sri Lanka. The Stock Purchase Agreement originally required a closing of the transactions not later than July 1, 2006. that date has been extended until October 31, 2006. The Company has not obtained equity financing required to close this transaction.. The Company intends to seek debt financing for the acquisition of HTL.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             June 30, 2006 and 2005
                                   (Unaudited)


Note 4: Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

                                                                   Three Months Ended June 30,
                                                        2006                                     2005
                                                                    Per-Share                               Per-Share
                                           Loss        Shares        Amount        Income       Shares       Amount
                                        ----------    ----------   ----------    ----------   ----------   ----------
                                                                                 (Restated)                 (Restated)
Net Income (loss) attributable to
     common stockholders                $ (198,407)                              $  240,138

Basic EPS
   Income (loss) attributable to
     common stockholders                $ (198,407)   27,220,569   $    (0.01)   $  240,138   25,293,611   $    (0.01)
                                                                   ----------                              ----------
     Stock options and warrants                               --                                  14,452
                                                      ----------                              ----------
Diluted EPS
   Income (loss) attributable to
     common stockholders and
     assumed conversions                $ (198,407)   27,220,569   $    (0.01)   $  240,138   25,308,063   $     0.01
                                        ==========    ==========   ==========    ==========   ==========   ==========

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

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             June 30, 2006 and 2005
                                   (Unaudited)

Note 4: Earnings Per Share (Continued)

                                                                 Six Months Ended June 30,
                                                         2006                                     2005
                                                                    Per-Share                               Per-Share
                                           Loss         Shares        Amount        Income       Shares       Amount
                                        ----------    ----------   ----------    ----------  ------------   ----------
                                                                                 (Restated)                 (Restated)

Net Income (loss) attributable to
     common stockholders                $(976,911)                              $   224,211
Basic EPS
   Income (loss) attributable to
     common stockholders                $(976,911)    26,958,499   $    (0.04)  $   224,211    25,293,634   $     0.01
                                                                   ==========                               ==========
   Stock options and warrants                                 --                                   11,573
                                                      ----------                               ----------
Diluted EPS
   Income (loss) attributable to
     common stockholders and
     assumed conversions                $ (976,911)   26,958,499   $    (0.04)  $   224,211  $ 25,305,207   $     0.01
                                        ==========    ==========   ==========   ===========  ============   ==========

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


Note 5: Common Stock and Preferred Stock

      As of June 30, 2006, the Company's authorized capital stock was comprised of 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. As of the same date, the Company's issued capital stock was comprised of 27,293,934 shares of common stock and 5,000 shares of preferred stock; 27,293,934 shares of common stock and 3,850 shares of preferred stock are outstanding.

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

      One of the institutional investors converted shares of the Series A Preferred Stock into shares of Common Stock at a conversion price of $0.88 per share on the following dates:

                                       Number of Series A Preferred
      Date of conversion                     Stock converted

         August 16, 2005                                    250
         November 10, 2005                                  300
         January 25, 2006                                   300
         March 30, 2006                                     300
                                             -------------------
                Total converted                            1,150
                                             ===================


      The outstanding Series A Preferred Stock is redeemable in 2008. The redeemable amounts and unamortized discounts are as follows:

                               June 30,       December 31,
                                 2006             2005
                             ------------    ------------
                                               (Restated)

      Redeemable amount      $  3,850,000    $  4,450,000
      Unamortized discount     (2,268,393)     (3,124,067)
                             ------------    ------------
            Carrying value   $  1,581,607    $  1,325,933
                             ------------    ------------

      Future amortization of the deferred financing costs, preferred stock discount and beneficial conversion is as follows:

      July 1, 2006 to December 31, 2006            $       509,355
      2007                                               1,241,746
      2008                                                 517,292

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

Note 7: Notes Payable - Bank and Secured Non-Convertible Revolving Note

      Short-term borrowings and weighted average interest rates at June 30, 2006 and December 31, 2005, were:

                                                   June 30, 2006                   December 31, 2005
                                            Weighted                          Weighted
                                             Average                           Average
                                            Interest                          Interest
                                              Rate            Amount            Rate            Amount
                                          -------------    -------------    -------------    -------------
      Bank Overdraft and Trust Receipts            7.56%   $   6,175,102             7.26%   $   4,872,965

      Non-Convertible Note (see Note 7)              --               --             8.25%         116,201
                                          -------------    -------------    -------------    -------------

                                                   7.56%   $   6,175,102             7.29%   $   4,989,166
                                          =============    =============    =============    =============

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

      Effective May 2, 2006, the Company completed the restructuring of its outstanding $7.5 million credit facility (the "Laurus Credit Facility") with Laurus. The conversion feature of the Laurus Credit Facility has been limited to the conversion of the secured convertible note (the "Convertible Note") in the maximum principal amount of $4 million, which is convertible into shares of the Common Stock at fixed conversion rate of $0.88 per share with respect to the first $3,750,000 and $1.05 per share with respect to the remaining $250,000. The Company issued an additional warrant to Laurus providing Laurus the right to purchase up to additional 350,000 shares of Common Stock at an exercise price of $0.88 per share.

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

      The following table summarized the Company's operations for the three months ended June 30, 2006 and 2005 analyzed into air and sea forwarding services:

                                      Air Forwarding                   Sea Forwarding                     Total
                                   2006            2005            2006             2005           2006             2005
                               ------------    ------------    ------------    ------------    ------------    ------------
                                                 (Restated)                     (Restated)                      (Restated)
      Revenue                  $ 23,877,368    $ 18,318,712    $ 13,485,197    $ 10,734,713    $ 37,362,565    $ 29,053,425
      Cost of forwarding        (20,535,984)    (15,103,215)    (11,691,855)     (9,509,206)    (32,227,839)    (24,612,421)
      Depreciation and
       amortization                (154,234)       (139,822)       (103,513)        (49,519)       (257,747)       (189,341)
      Interest income                26,448              --               5              --          26,453              --
      Interest expense              (62,185)        (47,671)           (563)         (9,940)        (62,748)        (57,611)
      Other segment
       expenses attributable
       to segment                (1,148,493)       (875,788)       (658,351)       (509,750)     (1,806,844)     (1,385,538)
                               ------------    ------------    ------------    ------------    ------------    ------------

      Segment income           $  2,002,920    $  2,152,216    $  1,030,920    $    656,298       3,033,840       2,808,514
                               ============    ============    ============    ============    ============    ============
      Net other
        unallocated
        expenses                                                                                 (2,954,834)     (2,364,480)

      Minority interest                                                                               8,299          (9,510)
                                                                                               ------------    ------------
      Net income                                                                               $     87,305    $    434,524
                                                                                               ============    ============
      Goodwill                 $  2,863,169    $  2,069,566    $    892,223    $    670,942    $  3,755,392    $  2,740,508
      Intangible assets             570,155         804,110         159,442         265,033         729,597       1,069,143
      Other assets               24,631,408      21,459,988      10,314,790       9,669,122      34,946,198      31,129,110
                               ------------    ------------    ------------    ------------    ------------    ------------
         Total assets          $ 28,064,732    $ 24,333,664    $ 11,366,455    $ 10,605,097    $ 39,431,187    $ 34,938,761
                               ============    ============    ============    ============    ============    ============

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             June 30, 2006 and 2005
                                   (Unaudited)


      The following table summarized the Company's operations for the six months ended June 30, 2006 and 2005 analyzed into air and sea forwarding services:

                                      Air Forwarding                  Sea Forwarding                       Total
                                   2006            2005            2006            2005           2006             2005
                               ------------    ------------    ------------    ------------    ------------    ------------
                                                 (Restated)                     (Restated)                      (Restated)
      Revenue                  $ 43,755,509    $ 34,037,613    $ 24,004,762    $ 20,620,357    $ 67,760,271    $ 54,657,970
      Cost of forwarding        (37,103,944)    (27,967,252)    (20,847,032)    (18,153,296)    (57,950,976)    (46,120,548)
      Depreciation and
       amortization                (306,114)       (275,941)       (198,012)        (98,558)       (504,126)       (374,499)
      Interest income                60,608              --               6              --          60,614              --
      Interest expense             (124,254)        (95,852)         (1,091)        (18,374)       (125,345)       (114,226)
      Other segment
       expenses attributable
       to segment                (2,380,604)     (1,836,129)     (1,250,211)     (1,045,143)     (3,630,815)     (2,881,272)
                               ------------    ------------    ------------    ------------    ------------    ------------
      Segment income           $  3,901,201    $  3,862,439    $  1,708,422    $  1,304,986       5,609,623       5,167,425
                               ============    ============    ============    ============    ============    ============
      Net other
        unallocated
        expenses                                                                                 (5,610,876)     (4,537,720)
      Minority interest                                                                               1,909         (15,221)
                                                                                               ------------    ------------
      Net income                                                                               $        656    $    614,484
                                                                                               ============    ============
      Goodwill                 $  2,863,169    $  2,069,566    $    892,223    $    670,942    $  3,755,392    $  2,740,508
      Intangible assets             570,155         804,110         159,442         265,033         729,597       1,069,143
      Other assets               24,631,408      21,459,988      10,314,790       9,669,122      34,946,198      31,129,110
                               ------------    ------------    ------------    ------------    ------------    ------------
         Total assets          $ 28,064,732    $ 24,333,664    $ 11,366,455    $ 10,605,097    $ 39,431,187    $34,,938,761
                               ============    ============    ============    ============    ============    ============

Geographical Segments

      The table below summarized the Group's revenue analyzed into geographical locations:

                          Three Months Ended           Six Months Ended
                               June 30                      June 30
                          2006          2005          2006          2005
                       -----------   -----------   -----------   -----------
      Revenue
       * IATA Area 1   $ 5,435,540   $ 4,873,672   $ 8,868,459   $ 8,962,925
       * IATA Area 2     6,265,814     6,502,169    12,067,751    12,659,833
       * IATA Area 3    25,661,211    17,677,584    46,824,061    33,035,212
                       -----------   -----------   -----------   -----------
          Total        $37,362,565   $29,053,425   $67,760,271   $54,657,970
                       ===========   ===========   ===========   ===========

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                             June 30, 2006 and 2005
                                   (Unaudited)

                                           As of June 30, 2006                         As of June 30, 2005
                                              Other Assets                                 Other Assets
                                   Trade       (Including         Total            Trade        (Including        Total
                                Receivables     Goodwill)         Assets        Receivables      Goodwill)        Assets
                               ------------    ------------    ------------    ------------    ------------    ------------
                                                                                                (Restated)       (Restated)
      Assets
        *IATA Area 1           $  9,538,889    $  8,413,148    $ 17,952,037    $  8,861,427    $  8,055,970    $ 16,917,397
        *IATA Area 2              3,005,510              --       3,005,510       2,730,131              --       2,730,131
        *IATA Area 3              7,129,080      11,344,560      18,473,640       4,493,790      10,797,443      15,291,233
                               ------------    ------------    ------------    ------------    ------------    ------------
             Total             $ 19,673,479    $ 19,757,708    $ 39,431,187    $ 16,085,348    $ 18,853,413    $ 34,938,761
                               ============    ============    ============    ============    ============    ============


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

Note 11: Concentrations

      The Company had sales to a major customer (deferred as major customer who sales represent 10% or more of total sales). Sales to this customer as a percentage of total sales is as follows:

                             Three Months Ended         Six Months Ended
                                   June 30                   June 30
      Major Customer         2006           2005       2006          2005
      --------------         ----           ----       ----          ----

      A                        11%             8%         9%            8%

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


                                              Three months ended                                Six months ended
                                                 June 30, 2006                                    June 30, 2006

                                Shanghai Air       Vantage         Careship      Shanghai Air       Vantage         Careship
                                   Cargo            Point        International      Cargo            Point        International
                                -------------   -------------    -------------   -------------   -------------    -------------
      Net Sales                 $     389,965   $     185,445    $     113,451   $     686,842   $     377,043    $     126,230
      Cost of Sales                   292,397         178,704           80,908         528,136         329,554           89,127
      Gross Profit                     97,568           6,741           32,543         158,706          47,489           37,104
      Net Income (Loss)                41,653         (39,479)           5,816          54,958         (42,448)         (22,815)
      Equity in Income (Loss)
        of Affiliates                  14,578         (15,792)           2,729          19,235         (16,979)         (10,705)

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Background

      On April 26, 2006, the Company entered into a Stock Purchase Agreement (the "SPA") with HTL Logistics Limited, a Cayman Islands corporation ("HTL"). HTL is a holding company which owns a series of operating subsidiaries in the freight forwarding business, with offices in Sri Lanka, India, Pakistan, Bangladesh, Dubai, Mauritius, Madagascar and Nepal. The SPA initially provided for a closing on or before July 1, 2006, that has been extended until October 31, 2006 and is subject to the Company's obtaining equity financing. However, the Company has been seeking debt financing, having been unable to secure equity financing on terms commercially reasonable to the Company. The Company is continuing its due diligence examination of HTL and assuming the satisfactory completion of that examination and obtaining debt financing on terms commercially reasonable to the Company, the Company intends to waive the precondition that it obtain equity financing. Although the Company is in negotiations with a potential lender for the financing to acquire HTL, definitive terms have not been reached. There can be no assurance that debt financing will be secured on terms commercially reasonable to the Company or the proposed acquisition of HTL will be successfully completed substantially on the terms and conditions set forth below, or at all.

      Pursuant to the SPA, the Company has agreed to acquire seventy (70%) percent of the outstanding shares of capital stock of HTL for a purchase price of $1,330,000 and 2,800,000 restricted shares of the Company's common stock (the "Proposed Acquisition"). The Company has also been granted an option to purchase the remaining thirty (30%) percent of HTL's outstanding shares of capital stock in consideration of $570,000 and restricted shares of our common stock determined as follows: If the option is exercised within (a) twelve, (b) twenty-four, and (c) thirty-six months from the closing of the Proposed Acquisition, the number of restricted shares will be (a) 1,320,000, (b) 1,440,000, and (c) 1,800,000 or 2,200,000, based upon a Trigger Amount of HLT and its subsidiaries being met, respectively.

      The "Trigger Amount" is $500,000 for any year and is the audited, consolidated net profit, after taxes, of HTL and its subsidiaries for such year prepared in accordance with generally accepted accounting principles in the United States and Regulation S-X promulgated under the Securities Act of 1933, as amended.

      In addition, the Company has agreed to issue to HTL's shareholders up to a maximum of 750,000 shares of restricted Common Stock per year, for each of 2006, 2007 and 2008, if that Trigger Amount is exceeded during each of those years. If the Trigger Amount is exceeded, the aggregate number of shares of restricted Common Stock issuable to HTL's shareholder for each year is determined by multiplying the Trigger Amount for the applicable year by 0.45, subject to the limitations described above.

      HTL's financial statements have not been audited and were not prepared in accordance with U.S. GAAP, such financial information may be subject to adjustments when audited, which could result in changes to the transaction.


IN THE EVENT THE COMPANY ACQUIRES HTL, THE FOLLOWING RISK FACTORS ARE
APPLICABLE:

      1. Taxation in India. During any period of time that the Company owns HTL, it may receive dividends or the distribution of profits from any of HTL's subsidiaries in India via the issuance of bonus shares, after all Indian taxes are paid and HTL pays a dividend tax to India. The recipient of the dividend or the bonus shares currently is not taxed on these distributions. In the event PAM were to acquire and dispose of an Indian subsidiary of HTL, the Indian tax does not exceed twenty (20%) percent and, if paid, PAM may be able to offset any Indian taxation against its United States taxes. Unless there are changes in the tax laws in India, no adverse material tax impact to PAM is foreseen as a consequence of an acquisition of HTL.

      2. Need for financial controls complying with U.S. law and compliance with U.S. GAAP. HTL has not been required to establish and maintain internal financial controls as a United States public company would be required to do and its financial controls may need to be brought into compliance with the Sarbanes Oxley Act (`SOX") with a significant delay and at a substantial cost. Alternatively, non-compliance with SOX may result in the AMEX delisting PAM's securities, sanctions for the filing of late reports and prohibit market makers from making a market in PAM securities. The accounts of Indian companies are prepared in accordance with Indian Standard GAAP and would have to be reconciled to U.S. GAAP and may result in substantial additional expense to the Company.

      3. Auditing deadlines. If we were to acquire HTL and were unable to timely obtain an audit of HTL's audit financial statements, we would not be in compliance with the SEC's filing requirements that would result in many adverse consequences, including, but not limited to, administrative sanctions, AMEX delisting, the inability to use "short" form registration statements for selling securityholders and the Company being required to file "full" registration statements, the inability to have registration statements remain or declared effective, resulting in the imposition of contract defaults, penalties and accelerated repayment requirements on the Company of its Series A Preferred Stock and the financing received from Laurus).

      4. Wage increases in India may reduce HTL's profit margin. If the HTL acquisition is completed. A significant cost will be HTL's salaries and related benefits of operations staff and other employees. Wage costs in India have historically been significantly lower than wage cost in the United States for comparably skilled professionals. However, because of rapid economic growth in India and increased competition for skilled employees in India, wages for comparably skilled employees in India are increasing at a faster rate than in the United States. In addition, as the U.S. dollar declines in value against the Indian rupee, wages in the United States will decrease relative to wages in India. We may need to increase the levels of employee compensation more rapidly than in HTL's past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wage increases in the long term may reduce HTL's profit margins. Additionally, because substantially all of HTL's employees are based in India and paid in Indian rupee, while its revenues are primarily in U.S. dollars, an HTL employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates among the Indian rupee and the U.S. dollar fluctuates significantly.

      5. Potential negative effect of transfer-pricing regulations. U.S. and Indian transfer-pricing regulations require that any international transaction involving associated enterprises be at an arm's length price. Transactions among our subsidiaries, including HTL, if acquired, and us may be considered such transactions. If the applicable income tax authorities review any of HTL's tax returns and determine that the transfer price we applied was not appropriate, HTL may incur increased tax liability, including accrued interest and penalties, which would cause HTL's tax expense to increase, possibly materially, thereby reducing HTL's profitability and cash flows.

      6. A substantial portion of HTL's assets and operations are located in India and HTL is subject to regulatory economic and political uncertainties. In the early 1990's, India experienced significant inflation, low growth in gross domestic product and shortages of foreign currency reserves. The Indian government, however, has exercised and continues to exercise significant influence over many aspects of the Indian economy. India's government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy. Certain of those programs, which have benefited HTL include tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. We cannot assure you that these liberal policies will continue. The Government of India is considering introducing a reservation policy to the private sector in India, pursuant to which all private sector companies in India, would be required to reserve a certain percentage of jobs for the economically underprivileged population. If this policy is adopted, HTL's ability to hire employees of its choice may be negatively affected due to restrictions on its pool of potential employees and competition for these professionals.

      Furthermore, the rate of economic liberalization could change, and specific laws and policies affecting technology companies, foreign investment, currency exchange rates and other matters affecting HTL could also change. In the past decade, the Government of India has changed several times. The current Indian government is a coalition of many parties, some of which do not want to continue India's current economic policies. Various factors, including collapse of the present coalition government due to the withdrawal of support of coalition members, could trigger significant changes in India's economic liberalization and deregulation policies, disrupt business and economic conditions in India generally and HTL's business in particular. HTL's financial performance may be adversely affected by changes in inflation, exchange rates and controls, interest rates, Government of India policies (including taxation policies), social stability or other political or diplomatic developments affecting India in the future.

      7. Terrorist attacks and other acts of violence involving India could adversely affect HTL's business, results of operations, financial conditions and cash flows. Terrorist attacks and other acts of violence or war, including those involving India, could adversely affect HTL's business, results of operations, financial condition and cash flows. South Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including India, Pakistan and China and within India itself. In recent years there have been several instances of military confrontations along the Indo-Pakistani border. There continues to be a potential for hostilities between India and Pakistan due to recent terrorist activities, troop mobilizations along the border and the geographical climate along the border. Such political tensions could create a perception that there is a risk of disruption of services provided by India companies, which could have a material adverse affect on HTL's market for its services. Furthermore, if India were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, HTL might not be able to continue to operate.

      8. India is vulnerable to natural disasters that could severely disrupt the normal operation of HTL's business and adversely affect HTL's business, results of operation, financial condition and cash flows. India is susceptible to natural disasters, including typhoons, tsunamis, floods and earthquakes. HTL has facilities and employees located in India. If HTL's facilities are damaged by a typhoon, tsunamis, floods and earthquakes or other natural disaster, HTL's operation and its ability to provide service, clients could be interrupted or delayed significantly. Insurance coverage may not be sufficient to cover HTL's potential losses and disaster management facilities in India may not be adequate. In addition, clients may terminate their contracts with HTL if it cannot resume providing services quickly enough. As a result, a natural disaster in India could have a material adverse affect on HTL's business, results of operation, financial condition and cash flows.

      9. Currency fluctuations among the Indian rupee and the U.S. dollar could have a material affect on HTL's results of operations. The exchange rate among the Indian rupee and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. The average Indian rupee/U.S. dollar exchange rate in 2005 was approximately 44.0 representing depreciation of 2.9% compared to the average exchange rate for 2004. The average Indian rupee/pound sterling exchange rate in 2005 was approximately 80.2 representing depreciation of 3.4% compared to the average rate in 2004. Although HTL takes steps to hedge a substantial portion of its India rupee-U.S. dollar foreign currency exposures, its results of operations may be adversely affected if the Indian rupee fluctuates significantly against the U.S. dollar or its hedging strategy is unsuccessful.

      10. If more stringent labor laws become applicable to HTL, HTL's profitability may be adversely affected India has stringent labor legislation that protects the interests of workers, including legislation that sets forth detailed procedures for dispute resolution and employee removal and legislation that imposes financial obligations on employers upon retrenchment. In addition, HTL is subject to certain industry standards regarding our employees, particularly with regard to overtime and transportation of employees. If these labor laws or industry standards become more stringent or more strictly enforced, it may become difficult for HTL to maintain flexible human resource policies, discharge employee or downsize, any of which could have a material adverse affect on HTL's business, results of operations, financial conditions and cash flows.

Item 6.     Exhibits

      (a)   Exhibits (filed herewith)

      5.2   Opinion of India Counsel, including Counsel's Consent.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PACIFIC CMA, INC.



Date:  September 22, 2006              By: /s/Alfred Lam
                                           ------------------------------------
                                       Name:  Alfred Lam
                                       Title: Chairman of the Board of Directors
                                              (Principal Executive Officer)

Date:  September 22, 2006              By: /s/John Mazarella
                                           ------------------------------------
                                       Name:  John Mazarella
                                       Title: Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)