Form 10-Q
period 2006-09-30
PACIFIC CMA INC
filed 2006-11-14
CIK 1071775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006

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

Common Stock: Outstanding as of: November 10, 2006: 28,188,073 shares

                                PACIFIC CMA, INC.

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Condensed Consolidated Balance Sheets as of September 30, 2006
      (Unaudited) and December 31, 2005 (Restated)............................1

      Condensed Consolidated Statements of Operations for the Three
      and Nine Months Ended September 30, 2006 and 2005 Restated
      (Unaudited).............................................................3

      Condensed Consolidated Statements of Cash Flows for the Nine
      Months Ended September 30, 2006 and 2005 Restated
      (Unaudited).............................................................4

      Notes to Condensed Consolidated Financial Statements
      (Unaudited).............................................................6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................22

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk..................................................................39

Item 4. Controls and Procedures...............................................39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................41

Item 1A. Risk Factors.........................................................41

Item 4. Submission ofMatters to a Vote of Security Holders....................41

Item 5. Other Information.....................................................41

Item 6. Exhibits..............................................................42

SIGNATURES                                                                    43

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                Pacific CMA, Inc.
                      Condensed Consolidated Balance Sheets
                    September 30, 2006 and December 31, 2005

Assets

                                                                          2006          2005
                                                                       -----------   -----------
                                                                       (Unaudited)   (Restated)
    Current Assets
        Cash and cash equivalents                                      $ 3,239,587   $ 2,018,093
        Restricted cash                                                  5,340,644     5,761,246
        Accounts and notes receivable, net of allowance for doubtful
          accounts 2006 - $295,751; 2005 - $334,014                     22,750,534    17,386,360
        Refundable income taxes                                                 --        12,897
        Other receivables                                                1,260,177     2,476,626
        Deposits and prepaid expenses                                    1,804,741       666,976
        Deferred income taxes                                               58,479        58,479
                                                                       -----------   -----------
               Total current assets                                     34,454,162    28,380,677
                                                                       -----------   -----------

    Property and Equipment

        Net of accumulated depreciation; 2006 - $1,244,432; 2005 -
          $967,296                                                         915,835       800,596
                                                                       -----------   -----------

    Other Assets
        Goodwill                                                         3,762,129     3,240,807
        Intangible assets, net of accumulated amortization
          2006 - $2,574,053; 2005 - $2,118,718                             577,527       982,216
        Deferred income tax                                              1,357,821     1,212,913
        Deferred financing costs on convertible and non-convertible
          notes                                                            435,336       502,480
        Investment deposit                                                 850,000       100,000
        Equity investment in affiliates                                  1,150,551     1,051,628
                                                                       -----------   -----------
                                                                         8,133,364     7,090,044
                                                                       -----------   -----------

               Total Assets                                            $43,503,361   $36,271,317
                                                                       ===========   ===========

Liabilities and Stockholders' Equity

    Current Liabilities
        Notes payable - bank and non-convertible notes                 $ 6,895,984   $ 4,989,166
        Current maturities of capital lease obligations                     63,164        60,465
        Accounts payable                                                15,827,201    11,560,890
        Accrued expenses                                                 1,672,626     1,301,316
        Payable-minority shareholder                                       118,965       150,120
        Short-term loan payable                                            317,166       315,325
        Income taxes payable                                                99,250       106,003
                                                                       -----------   -----------
               Total current liabilities                                24,994,356    18,483,285

    Capital Lease Obligations                                               67,438        58,969

    Convertible Note, net                                                3,488,711     3,504,912
                                                                       -----------   -----------

               Total Liabilities                                        28,550,505    22,047,166
                                                                       -----------   -----------

    Series A Preferred Stock, net                                        1,544,599     1,325,933

    Minority Interest                                                      209,836       178,789

                                Pacific CMA, Inc.
                      Condensed Consolidated Balance Sheets
                    September 30, 2006 and December 31, 2005

Stockholders' Equity
    Common stock, no par value; authorized - 100,000,000 shares and
      issued - 2006 - 28,188,073 shares and 2005 - 26,412,437 shares      4,722,289       5,477,953
    Treasury common stock, at cost, 2006 - 41,800 shares; 2005 -
      32,900 shares                                                         (32,623)        (24,827)
    Warrants outstanding                                                  1,610,679       1,551,403
    Additional paid-in capital                                            6,409,494       5,161,850
    Retained earnings                                                       460,327       1,560,839
    Accumulated other comprehensive income                                   28,255          35,897
    Unearned compensation cost                                                   --      (1,043,686)
                                                                       ------------    ------------
           Total stockholders' equity                                    13,198,421      12,719,429
                                                                       ------------    ------------

           Total stockholders' equity and liabilities                  $ 43,503,361    $ 36,271,317
                                                                       ============    ============

See Notes to Condensed Consolidated Financial Statements

                                Pacific CMA, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                               Three Months Ended                Nine Months Ended
                                                  September 30                     September 30
                                              2006            2005             2006             2005
                                         -------------    -------------    -------------    -------------
                                                           (restated)                        (restated)

Freight Forwarding Income                $  45,055,638    $  33,945,901    $ 112,815,905    $  88,603,871
                                         ----------------------------------------------------------------

Operating Expenses
    Cost of forwarding                      39,033,203       28,927,102       96,984,176       75,047,650
    General and administrative               4,852,464        3,961,562       14,078,375       11,215,366
    Depreciation and amortization              269,955          242,570          774,082          692,034
    Stock-based compensation cost               94,159           55,537          153,850          212,176
                                         ----------------------------------------------------------------
                                            44,249,781       33,186,771      111,990,483       87,167,226
                                         ----------------------------------------------------------------

Operating Income                               805,857          759,130          825,422        1,436,645
                                         ----------------------------------------------------------------

Other Income (Expense)
    Interest and other income                  102,302           43,578          309,306          120,403
    Interest expense                          (226,206)        (157,314)        (615,358)        (384,878)
    Minimum borrowing note and
      revolving note amortization of
      deferred financing costs                 (26,677)         (28,461)         (67,143)         (28,461)
    Amortization of minimum borrowing
      note and revolving note discount         (18,400)         (27,642)         (43,075)         (27,642)
    Equity in profit (loss) of
      affiliates                                 6,989          (31,216)          (7,539)         (57,572)
                                         ----------------------------------------------------------------
                                              (161,992)        (201,055)        (423,809)        (378,150)
                                         ----------------------------------------------------------------

Income  Before Income Taxes                    643,865          558,075          401,613        1,058,495

Provision for Income Taxes/(Benefits)          124,597          118,752         (116,401)         (10,534)
                                         ----------------------------------------------------------------

Income Before Minority Interest                519,268          439,323          518,014        1,069,029

Minority Interest                              (26,445)          (7,367)         (24,535)         (22,588)
                                         ----------------------------------------------------------------

Net Income                                     492,823          431,956          493,479        1,046,441

Accretion of Series A Preferred
   Stock, net to redemption value and
   dividends                                  (616,425)        (484,552)      (1,593,991)        (874,825)
                                         ----------------------------------------------------------------

Net income (loss) attributable to
   common shareholders                   $    (123,602)   $     (52,596)   $  (1,100,512)   $     171,616
                                         ================================================================

Basic Earnings (loss) Per Share
   attributable to common stockholders   $       (0.01)   $        0.00    $       (0.04)   $        0.01

Diluted Earnings (loss) Per Share
   attributable to common stockholders   $       (0.01)   $        0.00    $       (0.04)   $        0.01

See Notes to Condensed Consolidated Financial Statements

                                Pacific CMA, Inc.
                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                          2006           2005
                                                                       -----------    -----------
                                                                                      (restated)
Operating Activities
    Net income                                                         $   493,479    $ 1,046,441
    Items not requiring (providing) cash
       Amortization of convertible and non-convertible note discount        43,075         27,641
       Amortization of convertible and non-convertible note deferred
          financial costs                                                   67,143         28,460
       Depreciation and amortization                                       318,716        252,803
       Amortization of intangibles                                         455,366        439,232
       Gain on sale of property and equipment                              (16,492)        (7,111)
       Minority interest in income of subsidiaries                          24,535         22,588
       Common stock issued for services and employee compensation          153,850         10,000
       Share of loss of affiliates                                           7,539        212,176
       Provision for doubtful accounts                                      18,122         57,572
       Deferred income taxes                                              (153,770)      (259,610)
    Changes in
       Accounts receivable                                              (5,382,296)    (2,495,088)
       Accounts payable                                                  4,266,311        963,701
       Accrued expenses                                                    371,310        (26,300)
       Income taxes refundable/payable                                       6,144        187,793
       Other assets and liabilities                                        115,176        253,804
                                                                       --------------------------
           Net cash provided by operating activities                       788,208        714,102
                                                                       --------------------------

Investing Activities
    Collection of loans receivable                                              --          1,950
    Purchase of property and equipment                                    (391,433)      (327,207)
    Capital injection from minority interest                                37,968             --
    Acquisition of subsidiary                                             (624,560)      (536,030)
    Acquisition of associates                                             (106,463)            --
    Proceeds from sale of property and equipment                            16,492         15,618
    Deposit refund from potential equity investment                             --         40,000
    Deposit paid for potential acquisition                                (750,000)            --
                                                                       --------------------------
           Net cash used in investing activities                        (1,817,996)      (805,669)
                                                                       --------------------------

Financing Activities
    Net change in restricted cash                                          420,603     (1,214,867)
    Net change in notes payable - bank                                   2,023,018       (376,807)
    Principal payment in business bank loan                                   --       (2,500,000)
    Injection under capital lease obligation                                58,064           --
    Principal payments under capital lease obligation                      (46,439)       (57,499)
    Proceeds from other loan                                                  --          184,995
    Proceeds from short-term debt                                             --           71,065
    Principal payments on short-term debt                                  (29,314)            --
    Principal payments of non-convertible note                            (116,201)        (3,338)
    Repurchase of common stock                                              (7,796)            --
    Proceeds from convertible and non-convertible note net of
      financing cost                                                            --      5,577,488
    Proceeds from exercise of stock option                                      --         19,600
                                                                       --------------------------
           Net cash provided by financing activities                     2,301,935      1,700,637
                                                                       --------------------------

Increase  in Cash and Cash Equivalents                                   1,272,147      1,609,070

Foreign Currency Exchange Difference                                       (50,653)        (8,762)

Cash and Cash Equivalents, Beginning of Period                           2,018,093      1,538,146
                                                                       --------------------------

Cash and Cash Equivalents, End of Period                               $ 3,239,587    $ 3,138,454
                                                                       ==========================

                                Pacific CMA, Inc.
                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

Supplemental Cash Flow Information
    Cash paid for interest                                   $615,358   $384,878
    Cash paid for income taxes                                 38,709     44,390
    Cash refunded for income taxes                                 --     45,203
    Capital lease obligation incurred for equipment                --     66,795

See Notes to Condensed Consolidated Financial Statements

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 1: Basis of Presentation

      The accompanying condensed consolidated financial statements of Pacific CMA, Inc. (the "Company") and its subsidiaries (the "Group") as of September 30, 2006 and for the nine and three months ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments that are in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

      The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

      The condensed consolidated statements of operations for the nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as restated and the related notes thereto for the year ended December 31, 2005 included in the Company's Form 10-K/A filed on August 25, 2006.

      Principles of Consolidation

      The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Cash Equivalents

      The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2006, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit. At September 30, 2006, the Company's cash accounts in the United States of America exceeded federally insured limits by approximately $1,855,024.

      Restricted Cash

      Restricted cash consists of fixed deposits, collateral deposits and certificates of deposit held by banks providing collateral for overdraft, trust receipts, letters of credit and support bank guarantees provided to certain vendors of the Company. At September 30, 2006, the restricted cash held for these facilities amounted to $4,354,586. The restricted cash also includes cash held in lockbox account for financing the loan arrangement of Secured Convertible Note and Secured Non-Convertible Revolving Note with details discussed in Note 7. As of September 30, 2006, the cash held in the lockbox account amounted to $986,058 under the compensating balance arrangement.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

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

Note 2: Restatement of Financial Statements

      We have restated our consolidated financial statements as of and for the years ended December 31, 2005 and 2004 and as of and for the three and nine months ended September 30, 2005. The restatement for December 31, 2005 and 2004 was reported in our amended 10-K/A filed on August 25, 2006 with the SEC. The determination of the restatements was made as a result of a correction of the Company's application of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), in accounting for the Company's Series A Preferred Stock. The Company originally accounted for its Series A Convertible Preferred Stock as a liability; however, since the preferred stock is convertible, the redemption feature is conditional and the Series A Preferred Stock should not be accounted for under SFAS 150. The Company has reviewed EITF D-98, Classification and Measurement of Redeemable Securities, and determined that the Series A Preferred Stock should be accounted for as temporary equity. This reclassification also resulted in the offering costs related with the Series A Preferred Stock to be reclassified from other assets and netted with the balance that the Series A Preferred Stock was recorded. As a result of this reclassification, the Company also reversed the expenses recorded to other income (expense) and recorded these charges directly to retained earnings. In addition, the Company has modified its presentation of earnings (loss) per share attributable to common stockholders to present the impact of the deemed dividend and beneficial conversion feature related to the preferred stock. Finally, the Company reversed the tax accounting for the beneficial conversion feature and deemed divided that had been recorded related to the Series A Preferred Stock.

      The Company has elected to accrete the discount related to the preferred stock over the period from the date of issuance to through the Series A Preferred Stock's redemption date using the interest method. The impact of the restatement on the consolidated statements of operations for the three and nine months ended September 30, 2006 is shown in the accompanying tables.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

The following table presents the effect of the Restatement on the consolidated statement of operations

                                                            Three Months Ended September 30, 2005
                                                          As Previously
                                                             Reported      Adjustments  As Restated
                                                          -------------    -----------  ------------
 Freight Forwarding Income                                 $ 33,945,901                 $ 33,945,901
                                                           ------------                 ------------

 Operating Expenses
     Cost of forwarding                                     (28,927,102)                 (28,927,102)
     General and administrative                              (3,961,562)                  (3,961,562)
     Depreciation and amortization                             (242,570)                    (242,570)
     Stock-based compensation cost                              (55,537)                     (55,537)
                                                           ------------                 ------------
                                                            (33,186,771)                 (33,186,771)
                                                           ------------                 ------------

 Operating Income                                               759,130                      759,130
                                                           ------------                 ------------

 Other Income (Expense)
     Interest and other income                                   43,578                       43,578
     Interest expense                                          (157,314)                    (157,314)
     Preferred stock dividend and amortization of
       deferred financing costs                                (165,275)    165,275               --

     Amortization of preferred stock discount                  (319,277)    319,277               --

     Minimum borrowing note and revolving note
       amortization of deferred financing costs                 (28,461)                     (28,461)

     Amortization of minimum borrowing note and
       revolving note discount                                  (27,642)                     (27,642)

     Equity in loss of affiliates                               (31,216)                     (31,216)
                                                           ------------                 ------------
                                                               (685,607)                    (201,055)
                                                           ------------                 ------------

 Income Before Income Taxes                                      73,523                      558,075

 Provision for Income Taxes (Benefits)                          (75,069)    193,821          118,752
                                                           ------------                 ------------

 Income Before Minority Interest                                148,592                      439,323

 Minority Interest                                               (7,367)                      (7,367)
                                                           ------------                 ------------

 Net Income                                                $    141,225                      431,956
                                                           ============

 Accretion of Series A Preferred Stock, net to
    redemption value                                                       (484,552)        (484,552)
                                                                                        ------------

 Net income attributable to common shareholders                                         $    (52,596)
                                                                                        ============

 Earnings Per Share attributable to common stockholders

    - Basic                                                $       0.01                 $       0.00

    - Diluted                                              $       0.01                 $       0.00

Weighted average number of shares outstanding during the period

    - Basic                                                  25,761,160                   25,761,160

    - Diluted                                                25,763,499                   25,763,499

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

The following table presents the effect of the Restatement on the consolidated statement of operations

                                                            Nine Months Ended September 30, 2005
                                                          As Previously
                                                             Reported      Adjustments  As Restated
                                                          -------------    -----------  ------------
Freight Forwarding Income                                $ 88,603,871                   $ 88,603,871
                                                         ------------                   ------------
Operating Expenses
    Cost of forwarding                                    (75,047,650)                   (75,047,650)
    General and administrative                            (11,215,366)                   (11,215,366)
    Depreciation and amortization                            (692,034)                      (692,034)
    Stock-based compensation cost                            (212,176)                      (212,176)
                                                         ------------                   ------------
                                                          (87,167,226)                   (87,167,226)
                                                         ------------                   ------------

Operating Income                                            1,436,645                      1,436,645
                                                         ------------                   ------------

Other Income (Expense)
    Interest and other income                                 120,403                        120,403
    Interest expense                                         (384,878)                      (384,878)
    Preferred stock dividend and amortization of
      deferred financing costs                               (438,084)    438,084                 --

    Amortization of preferred stock discount                 (436,741)    436,741                 --
    Minimum borrowing note and revolving note
      amortization of deferred financing costs                (28,461)                       (28,461)
    Amortization of minimum borrowing note and
      revolving note discount                                 (27,642)                       (27,642)

    Equity in loss of affiliates                              (57,572)                       (57,572)
                                                         ------------                   ------------
                                                           (1,252,975)                      (378,150)
                                                         ------------                   ------------
                                                                                           1,058,495

Income Before Income Taxes                                    183,670

Benefit for Income Taxes                                     (360,464)    349,930            (10,534)
                                                         ------------                   ------------


Income Before Minority Interest                               544,134                      1,069,029

Minority Interest                                             (22,588)                       (22,588)
                                                         ------------                   ------------


Net Income                                               $    521,546                      1,046,441
                                                         ============

Accretion of Series A Preferred Stock, net to
   redemption value                                                      (874,825)          (874,825)
                                                                                        ------------

Net income attributable to common shareholders                                          $    171,616
                                                                                        ============


Earnings Per Share attributable to common stockholders

   - Basic                                               $       0.02                   $       0.01

   - Diluted                                             $       0.02                   $       0.01

Weighted average number of shares outstanding during the period

   - Basic                                                 25,450,550                     25,450,550

   - Diluted                                               25,485,699                     25,485,699

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 3: Investment Deposit

      At September 30, 2006, the Company had deposited $100,000 with a potential acquisition target in the United States. The Company has a signed letter of intent with the target. The estimated purchase price is $1,000,000 to $1,500,000.

      At March 31, 2006, the Company entered into a Stock Purchase Agreement with HTL Logistics Limited, a Cayman Island corporation ("HTL"), pursuant to which the Company had agreed to acquire seventy percent (70%) of the outstanding shares of capital stock of HTL. The Company deposited $750,000 with HTL to be applied to the purchase price at the closing of the transaction. On November 8, 2006, both parties decided to cancel this transaction and HTL agreed to return the deposit.

Note 4: Earnings Per Share

      The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

                                                         Three Months Ended September 30,
                                                2006                                       2005
                                                          Per-Share                                  Per-Share
                                 Loss          Shares      Amount           Income        Shares      Amount
                              ----------    ----------   -----------      ----------    ----------   ----------
                                                                          (Restated)                 (Restated)
Net Income (loss)
  attributable to
  common stockholders         $ (123,602)                                 $  (52,596)

 Basic EPS
  Income (loss)
     attributable to
     common stockholders      $ (123,602)   27,716,471   $      (0.01)    $  (52,596)   25,761,160   $   0.00
                                                         ============                                ========
   Stock options and
     warrants                                       --                                      14,452
                                            ----------                                  ----------

 Diluted EPS
     Income (loss)
     attributable to common
     stockholders and
     assumed conversions      $ (123,602)   27,716,471   $      (0.01)    $  (52,596)   25,763,499   $  0.00
                                            -------------------------                   ----------

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 4: Earnings Per Share (Continued)

      Common stock equivalents related to warrants, convertible preferred stock and convertible note of 4,735,788 and 3,693,182, and 4,499,459 shares, respectively, are not included in the calculation of dilutive earnings per share for the three months ended September 30, 2006 because they have an anti-dilutive effect.

      Common stock equivalents related to warrants and convertible preferred stock of 4,335,788 and 5,397,727, respectively, are not included in the calculation of dilutive earnings per share for the three months ended September 30, 2005 because they have an anti-dilutive effect.

                                                          Nine Months Ended September 30,
                                                2006                                       2005
                                                          Per-Share                                  Per-Share
                                 Loss          Shares      Amount           Income        Shares      Amount
                              ----------    ----------   -----------      ----------    ----------   ----------
                                                                          (Restated)                 (Restated)

Net Income (loss)
     attributable to
     common stockholders      $(1,100,512)                                $  171,616

Basic EPS
  Income (loss) attributable                27,238,656
    to common stockholders    $(1,100,512)               $      (0.04)    $  171,616    25,450,550   $    0.01
                                                         ============                                =========
  Stock options and warrants                         --                                     11,573
                                            -----------                                -----------

Diluted EPS
  Income (loss) attributable                27,238,656
    to common stockholders
    and assumed conversions   $(1,100,512)               $      (0.04)    $  171,616   $25,485,699   $    0.01
                                            -------------------------                  -----------------------

      Common stock equivalents related to warrants, convertible preferred stock and convertible note of 4,735,788 and 3,693,182, and 4,499,459 shares, respectively, are not included in the calculation of dilutive earnings per share for the nine months ended September 30, 2006 because they have an anti-dilutive effect.

      Common stock equivalents related to warrants and convertible preferred stock of 1,815,833 and 5,397,727, respectively, are not included in the calculation of dilutive earnings per share for the nine months ended September 30, 2005 because they have an anti-dilutive effect.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 5: Common Stock and Preferred Stock

      As of September 30, 2006, the Company's authorized capital stock was comprised of 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.

      Preferred Stock

      Series A Preferred Stock has 10,000,000 shares authorized and 3,250 shares issued and outstanding as of September 30, 2006. The Series A Preferred Stock has a stated value of $1,000 per share. The Series A Preferred Stock is convertible into shares of common stock at an average conversion price of $0.88 for each share of common stock and requires a cumulative annual dividend equal to six (6%) percent of the stated value, which at the option of the Company, subject to certain conditions, may be paid in shares of common stock. The Series A Preferred Stock is mandatory redeemable between April 2008 and May 2008. This preferred stock is non-voting.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 5: Common Stock and Preferred Stock (Continued)

      One of the institutional investors converted shares of the Series A Preferred Stock into shares of common stock at a conversion price of $0.88 per share on the following dates:

      Date of conversion                                 Number of Series A
                                                       Preferred Stock converted
         August 16, 2005                                                     250
         November 10, 2005                                                   300
         January 25, 2006                                                    300
         March 30, 2006                                                      300
         July 5, 2006                                                        300
         September 5, 2006                                                   300
                                                                           -----
               Total converted                                             1,750
                                                                           =====

       The outstanding Series A Preferred Stock is redeemable in 2008. The redeemable amounts and unamortized discounts are as follows:

                                             September 30,      December 31,
                                                 2006               2005
                                           ----------------    ----------------
                                                                  (Restated)
         Redeemable amount                 $      3,250,000    $      4,450,000
         Unamortized discount                    (1,705,401)         (3,124,067)
                                           ----------------    ----------------
               Carrying value              $      1,544,599    $      1,325,933
                                           ================    ================

      Future amortization of the deferred financing costs, preferred stock discount and beneficial conversion is as follows:

                 October 1, 2006 to December 31, 2006               $    224,713
                 2007                                                  1,048,420
                 2008                                                    432,268

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 5: Common Stock and Preferred Stock (Continued)

      Stock Based Compensation

      The Company has a 2000 Stock Plan ("Plan") to issue stock options and grants pursuant to various agreements with employees, service providers, business associates and others that will have an important business relationship with the Company or its affiliates. The maximum number of shares of the Company's common stock available for issuance under the Plan is 2,200,000 shares. As of September 30, 2006, the number of shares available for future grants under the Plan was 919,127 shares. During the nine months ended September 30, 2006, 106,315 shares of common stock was granted to 5 employees, and the Company recognized the stock-based compensation cost of $49,115. The value of the stock grants was based on the market price of the Company's common stock on the grant date.

      From time to time, the Company has issued other restricted stock grants that are being recognized as compensation expense ratably over the vesting period. As of September 30, 2006 there were 900,000 shares of common stock that had been granted that are not vested with unearned compensation cost of $938,951. Compensation expense recognized as expenses during the three and the nine months ended September 30, 2006 was $84,026 and $153,850, respectively.

      The Company, effective January 1, 2006, adopted Statement of Financial Accounting Standards No. 123R (FAS 123R), "Share-Based Payments" using the modified prospective application method for transition. Accordingly, prior year amounts have not been restated. The transition did not have a material effect on earnings for the three and nine months ended September 30, 2006.

      Previously, the unearned compensation related to restricted stock grants was recorded as a contra equity account. Under the provisions of FAS 123R, paragraph 74, this unearned compensation is no reflected in stockholders' equity. Unearned compensation as of January 1, 2006 was against the common stock. This reclassification is reflected in the balances of common stock as of September 30, 2006.

      Certain other disclosures required under FAS 123R and SAB107 have not been made as they are not material.

      Treasury Stock

      Based on a resolution of the Board of Directors in October 2005, the Company authorized the repurchase of shares of its outstanding Common Stock, in an aggregate amount not to exceed $500,000. As of September 30, 2006, 41,800 shares of common stock totaling $32,623 have been repurchased and reflected at cost as a reduction from stockholders' equity.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 6: Notes Payable - Bank and Secured Non-Convertible Revolving Note

      Short-term borrowings and weighted average interest rates at September 30, 2006 and December 31, 2005, were:

                                   September 30, 2006        December 31, 2005
                                   Weighted                 Weighted
                                   Average                  Average
                                   Interest                 Interest
                                     Rate      Amount         Rate      Amount
                                     ----      ------         ----      ------

Bank Overdraft and Trust Receipts    7.57%   $6,137,605       7.26%   $4,872,965

Non-Convertible Note (see Note 7)      --            --       8.25%      116,201
                                     -------------------------------------------
                                     7.57%   $6,137,605       7.29%   $4,989,166
                                     -------------------------------------------

      The Company has certain banking facilities to finance its working capital. The amounts available under these facilities totaled $9,266,409 at September 30, 2006. The facilities accrue interest at rates varying with the Hong Kong Interbank Offered Rate (HIBOR). As of September 30, 2006, these rates ranged between 4.05% - 9%. The facilities require annual renewals and are collateralized by personal guarantees of two directors. and restricted cash of $5,340,643. As of September 30, 2006 and December 31, 2005, amounts outstanding against these facilities were $6,137,605 and $4,872,965, respectively.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 7: Convertible and Non-Convertible Notes

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

      The Notes are due on July 29, 2008. The interest rate on the Notes is equal to the greater of (i) six percent (6%), and (ii) the prime rate plus one percent (1%). The interest rate may be adjusted downward depending on
      (i) whether the Company has registered the shares of Common Stock underlying the Minimum Borrowing Note, and the Warrant, and (ii) the price of the Common Stock.

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

      As of September 30, 2006, the outstanding balance of the Convertible and non-convertible Notes, net of discount, is $3,488,711 and the unamortized discount is $511,289.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 8: Related Party Transactions

      As of September 30, 2006 and December 31, 2005, the Company had a payable to a minority shareholder of a subsidiary of $118,965 and $150,120 respectively. The payable accrues interest at 3% per annum, is unsecured and has no fixed payment terms.

Note 9: Segment of the Business

      Business Segments

      The Company operates mainly in two business segments. Those segments are air forwarding and sea forwarding services. The accounting policies adopted by the Company for segment reporting are described in the summary of significant accounting policies in the Company's Form 10-K/A filed for the year ended December 31, 2005.

      The following table summarized the Company's operations for the three months ended September 30, 2006 and 2005 analyzed into air and sea forwarding services:

                                   Air Forwarding                  Sea Forwarding                     Total
                                2006            2005            2006            2005            2006           2005
                            ------------    ------------    ------------    ------------    ------------    ------------
                                             (Restated)                      (Restated)                      (Restated)
      Revenue               $ 26,771,763    $ 19,458,025    $ 18,283,875    $ 14,487,876    $ 45,055,638    $ 33,945,901
      Cost of forwarding     (23,109,357)    (15,982,684)    (15,923,846)    (12,944,419)    (39,033,203)    (28,927,103)
      Depreciation and
         amortization           (159,284)       (139,531)       (110,671)        (52,031)       (269,955)       (191,562)
      Interest income                 16              --              11              --              27              --
      Interest expense           (74,549)        (41,353)           (637)         (4,917)        (75,186)        (46,270)
      Other segment
         expenses
         attributable to
         segment              (1,678,278)       (831,042)       (879,549)       (667,586)     (2,557,827)     (1,498,628)
                            --------------------------------------------------------------------------------------------

      Segment income        $  1,750,311    $  2,463,415    $  1,369,183    $    818,923       3,119,494       3,282,338
                            ============================================================

      Net other
         unallocated
         expenses                                                                             (2,600,226)     (2,843,014)

      Minority interest                                                                          (26,445)         (7,367)
                                                                                            ----------------------------

      Net income                                                                            $    492,823    $    431,957
                                                                                            ============================

      Goodwill              $  2,863,366    $  2,420,584    $    898,763    $    728,084    $  3,762,129    $  3,148,668
      Intangible assets          454,851         861,682         122,676         256,115         577,527       1,117,797
      Other assets            25,474,758      21,054,590      13,688,947      10,530,505      39,163,705      31,585,095
                            --------------------------------------------------------------------------------------------

             Total assets   $ 28,792,975    $ 24,336,856    $ 14,710,386    $ 11,514,704    $ 43,503,361    $ 35,851,560
                            --------------------------------------------------------------------------------------------

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 10: Segment of the Business (Continued)

      Business Segments (Continued)

      The following table summarized the Company's operations for the nine months ended September 30, 2006 and 2005 analyzed into air and sea forwarding services:

                                    Air Forwarding                   Sea Forwarding                        Total
                                2006             2005             2006             2005             2006             2005
                            -------------    -------------    -------------    -------------    -------------    -------------
                                              (Restated)                         (Restated)                        (Restated)
      Revenue               $  70,543,346    $  53,495,638    $  42,272,559    $  35,108,233    $ 112,815,905    $  88,603,871
      Cost of forwarding      (60,232,867)     (43,949,936)     (36,751,309)     (31,097,715)     (96,984,176)     (75,047,651)
      Depreciation and
         amortization            (465,862)        (415,472)        (308,220)        (150,589)        (774,082)        (566,061)
      Interest income                   7             --                 15             --                 22             --
      Interest expense           (198,538)        (137,205)          (1,416)         (23,291)        (199,954)        (160,496)
      Other segment
         expenses
         attributable to
         segment               (4,897,259)      (2,667,171)      (2,604,401)      (1,712,729)      (7,501,660)      (4,379,900)
                            --------------------------------------------------------------------------------------------------

      Segment income        $   4,748,827    $   6,325,854    $   2,607,228    $   2,123,909        7,356,055        8,449,763
                            ================================================================

      Net other
         unallocated
         expenses                                                                                  (6,838,041)      (7,380,734)

      Minority interest                                                                               (24,535)         (22,588)
                                                                                                ------------------------------

      Net income                                                                                $     493,479    $   1,046,441
                                                                                                ==============================

      Goodwill              $   2,863,366    $   2,420,584    $     898,763    $     728,084    $   3,762,129    $   3,148,668
      Intangible assets           454,851          861,682          122,676          256,115          577,527        1,117,797
      Other assets             25,474,758       21,054,590       13,688,947       10,530,505       39,163,705       31,585,095
                            --------------------------------------------------------------------------------------------------

             Total assets   $  28,792,975    $  24,336,856    $  14,710,386    $  11,514,704    $  43,503,361    $  35,851,560
                            --------------------------------------------------------------------------------------------------

      Geographical Segments

      The table below summarized the Group's revenue analyzed into geographical locations:

                               Three Months Ended            Nine Months Ended
                                  September 30,                September 30,
                              2006           2005           2006           2005
                          ------------   ------------   ------------   ------------
      Revenue
          * IATA Area 1   $  4,354,106   $  5,177,152   $ 13,222,562   $ 14,140,077
          * IATA Area 2      8,330,136      9,222,784     20,397,887     21,882,617
          * IATA Area 3     32,371,396     19,545,965     79,195,456     52,581,177
                          ---------------------------------------------------------

             Total        $ 45,055,638   $ 33,945,901   $112,815,905   $ 88,603,871
                          ---------------------------------------------------------

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 11: Segment of the Business (Continued)

      Geographical Segments (Continued)

                                As of September 30, 2006                     As of September 30, 2005
                                      Other Assets                                 Other Assets
                          Trade        (Including         Total         Trade       (Including        Total
                       Receivables      Goodwill)        Assets       Receivables    Goodwill)        Assets
                       ------------   ------------    ------------   ------------   ------------   ------------
                                                                                     (Restated)     (Restated)
      Assets
        *IATA Area 1   $ 11,094,224   $  9,073,543    $ 20,167,767   $  9,091,098   $  7,876,169   $ 16,967,267
        *IATA Area 2      3,975,986        (31,583)      3,944,403      2,680,394           --        2,680,394
        *IATA Area 3      7,680,324     11,710,867      19,391,191      4,765,903     11,437,996     16,203,899
                       ------------   ------------    ------------   ------------   ------------   ------------

             Total     $ 22,750,534   $ 20,752,827    $ 43,503,361   $ 16,537,395   $ 19,314,165   $ 35,851,560
                       ------------   ------------    ------------   ------------   ------------   ------------

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

Note 12: Concentrations

      The Company had sales to a major customer (defined as a customer who sales represent 10% or more of total sales). Sales to this customer as a percentage of total sales are as follows:

                                  Three Months Ended          Nine Months Ended
                                     September 30                September 30
      Major Customer             2006           2005         2006           2005
      --------------             ----           ----         ----           ----

           A                      10%            14%           9%            11%

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 13: Equity Investment in Affiliates

      Equity investment in affiliates relates to ownership of Shanghai Air Cargo Ground Handling Services Ltd. ("Shanghai Air Cargo"), Vantage Point Services Limited ("Vantage Point"), Careship International Transportation Ltd. ("Careship International") and Careship Aviation Limited ("Careship Aviation") for 35%, 40%, 46.92% and 20%, respectively. Shanghai Air Cargo began operations in April 2004 and the interest in Vantage Point, Careship International and Careship Aviation was acquired by the Company in October 2004, January 2005 and July 2006, respectively. Financial results of operations of the affiliates during the three and nine months ended September 30, 2006 are summarized below:

                                     Three months ended                                    Nine months ended
                                     September 30, 2006                                   September 30, 2006
                     Shanghai      Vantage      Careship       Careship   Shanghai Air   Vantage       Careship      Careship
                    Air Cargo       Point     International    Aviation      Cargo        Point      International   Aviation
                    ----------   ----------   -------------  ----------   ------------  ----------   -------------  ----------
Net Sales           $  504,488   $  265,193    $  144,743    $       --    $1,191,330   $  642,236    $  270,973    $       --
Cost of Sales          393,400      262,151       118,433            --       921,536      591,877       207,560            --
Gross Profit           111,088        3,042        26,310            --       269,794       50,360        63,413            --
Net Income (Loss)       61,320      (43,732)       (2,006)       (2,349)      116,278      (86,351)      (24,821)       (2,349)
Equity in Income
    (Loss) of
    Affiliates          21,462           --       (14,003)         (470)       40,697           --       (11,646)         (470)

      The Company invested $846,847 in its 46.92% interest in Careship International which amount was $792,453 in excess of the underlying equity in net assets of the investee. This excess was allocated to an intangible asset of $535,558 and the balance of $256,895 to goodwill. The intangible asset related to an exclusive right to do business granted to Careship International by the government of the Peoples Republic of China for a term of ten years. The intangible is being amortized over the term of the exclusive right. The amortization expense is reflected in the equity in income (loss) of affiliates and amounted to $13,062 and $39,187 for the three and nine months ended September 30, 2006 respectively. The goodwill is not amortized under Statement No. 142 but rather the investment is analyzed for impairment under the requirements of Opinion No. 18.

                                Pacific CMA, Inc.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 14: Business Acquisitions

      On February 28, 2006, the Company acquired the balance of 49% of the outstanding stock of WCL Global Logistics Ltd. ("WCL") for $597,945 and in turn WCL became a wholly owned subsidiary of the Company. WCL is a non-asset based logistics services company based in Hong Kong. It also has a branch office in Guangzhou, PRC, which handles both air and ocean shipments all over the World. Goodwill and intangible assets of $514,586 and $50,646, respectively, were recognized in this transaction.

      On July 1, 2006, the Company acquired the balance of 11% of the outstanding stock of AIO Global Logistics Limited ("AIO") for $11,315. AIO is a non-asset based logistics services company based in Hong Kong. Goodwill of $6,735 was recognized in this transaction.

      The above transactions were recorded using the purchase method of accounting. The results of operations are included in the consolidated financial statement since the date of acquisition. Assets and liabilities were recorded based on fair values. The purchase price in excess of net identified tangible and intangible assets acquired is accounted in accordance to FASB Statement No. 141. The Company will finalize the purchase accounting for these transactions during the fourth quarter of 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note of Caution Regarding Forward-Looking Statements

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements, which express or imply that such present and future operations will, or may, produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company's other filings with the SEC including, but not limited to, its Annual Report on Form 10-K and its amended Annual Report on Form 10-K/A. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

Many of these factors are beyond our control, and you should read carefully the factors described in "Risk Factors" in our filings (including our Forms 10-K, 10-K/A and registration statements) with the Securities and Exchange Commission (the "SEC") for a description of some, but not all, risks, uncertainties and contingencies. These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Any forward-looking statements are not guarantees of future performance.

RESTATEMENT

      We have restated our consolidated financial statements as of and for the years ended December 31, 2005 and 2004 and as of and for the nine months ended September 30, 2005. The determination of the restatements was made as a result of a correction of the Company's application of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), in accounting for the Company's Series A Preferred Stock. The Company originally accounted for its Series A Convertible Preferred Stock as a liability; however, since the preferred stock is convertible, the redemption feature is conditional and the Series A Preferred Stock should not be accounted for under SFAS 150. The Company has reviewed EITF D-98, Classification and Measurement of Redeemable Securities, and determined that the Series A Preferred Stock should be accounted for as temporary equity. This reclassification also resulted in the offering costs related with the Series A Preferred Stock to be reclassified from other assets and netted with the balance that the Series A Preferred Stock was recorded. As a result of this reclassification, the Company also reversed the expenses recorded to other income (expense) and recorded these charges directly to retained earnings. In addition, the Company has modified its presentation of earnings (loss) per share attributable to common stockholders to present the impact of the deemed dividend and beneficial conversion feature related to the preferred stock. Finally, the Company reversed the tax accounting for the beneficial conversion feature and deemed divided that had been recorded related to the Series A Preferred Stock.

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

o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

o     Significant negative economic trends.

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their fair values. As of September 30, 2006, goodwill totaled $3,762,128, other intangible assets amounted to $577,528 and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $915,835.

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

The business of AGI was first established in August 1998 and now consists of its own operations, as well as those of its subsidiaries and associated companies. At September 30, 2006, AGI wholly-owned subsidiaries included Shenzhen Careship International Transportation Ltd. ("HK Careship"), AGI China Limited and WCL Global Logistics Limited ("WCL") which were acquired by AGI in 2000, 2002 and 2006, respectively, while the majority owned subsidiary included AIO Global Logistics Limited (62%). AGI also has equity investments in affiliates: Shanghai Air Cargo Ground Handling Services Ltd ("Shanghai Air Cargo"), Vantage Point Services Limited ("Vantage Point"), Careship International Transportation Ltd. ("Careship International") and Careship Aviation Limited ("Careship Aviation") of 35%, 40%, 46.92% and 20% of their total equity, respectively.

During 2006, AGI entered into the following acquisition transactions:

On February 28, 2006, AGI acquired the remaining 49% of the outstanding stock of WCL and as a result, WCL became a wholly-owned subsidiary of AGI. WCL is a non-asset based logistics services company based in Hong Kong. It also has a branch office in Guangzhou, PRC, which handles both air and ocean shipments all over the world.

On October 24, 2005, the Company formed a new entity in Hong Kong, AIO Global Logistics Ltd ("AIO"), to acquire certain assets of All In One Global Logistics Ltd ("All In One"). On July 1, 2006, the Company acquired additional 11% of the outstanding stock of AIO, and as a result, the Company holds 62% of the outstanding shares of AIO. The shareholders of All In One hold the other 38%. The principle activities of AIO are providing warehouse management and freight forwarding services in Hong Kong.

On July 1, 2006, the Company invested $20,000 representing 20% of the outstanding stock of Careship Aviation Limited. Careship Aviation is a joint venture project with independent third parties to provide non-asset based logistics services in Shanghai PRC and Hong Kong. Careship Aviation does not carry out business during the third quarter of 2006. It is expected to start its operations on December 2006.

On July 1, 2006, the Company invested $15,300 representing 51% of the outstanding stock of SDA Forwarding Co Limited ("SDA"). Like Careship Aviation, SDA has not comment business during third quarter of 2006. It is expect its business will start at end of November 2006. SDA is a joint venture company with independent third parties which based in Hong Kong and concentrated on South East Asia's freight forwarding.

Paradigm Global Logistics expanded it Los Angeles facility. The enlarged and newly upgraded space covers 14,000 square feet (a more than five-fold increase) and includes 16 security cameras and 10 loading docks. The Company closed and consolidated the Atlanta and Miami offices into the new expanded Los Angeles operation

The following discussion, concerning the results of operations, liquidity and capital resources of the Company, is based solely upon the business operations that are carried on by the Company's subsidiaries for the three and nine months ended September 30, 2006 and the same period of 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005

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

Total revenue for the three months ended September 30, 2006 increased approximately 33% compared with the three months ended September 30, 2005, from $33,945,901 in 2005 to $45,055,638 in 2006. The increase in revenue was primarily the result of the organic growth of AGI, Shenzhen Careship and Airgate, in addition to the inclusion of the results of WCL after its acquisition in July 2005.

Revenue derived from the operations of AGI increased approximately 33% during the three months ended September 30, 2006 as compared with 2005. The significant organic growth of AGI was the result of the following factors:

o An increase in the routed freight traffic from the existing agency partners;

o Improvements in the agency network which enabled AGI to secure new freight business;

The revenue of Airgate represented approximately 59% of our total revenue for the three months ended September 30, 2006. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. Revenue derived from the operations of Airgate increased approximately 31% for the three months ended September 30, 2006 when compared with the same period of 2005. The increase is the result of the effort of Airgate's staff.

Total revenue derived from Paradigm and AGI Singapore for the three months ended September 30, 2006 amounted to approximately $5.48 million, which represents approximately 12% of total revenue of the Pacific CMA

When compared with 2005, the cost of forwarding for the three months ended September 30, 2006 increased approximately 35%, from $28,927,102 in 2005 to $39,033,203 in 2006. The increase in costs was primarily the result of the organic growth of the Company and the acquisition of WCL in July 2005 and July 2006.

Gross profit margin for the three months ended September 30, 2006 decreased, from approximately 14.78% in 2005 to 13.37% in 2006 and gross profit (revenue minus cost of forwarding) for the three months ended September 30, 2005 increased 20%, from $5,018,799 in 2005, to $6,022,435 in 2006.

Net income for the three months ended September 30, 2006 increased approximately 14%, from $431,956 in 2005, to $492,823 in 2006. The increase in net income was mainly due to the increases in operating income.

Net loss attributable to common shareholders for the three months ended September 30, 2006 increased approximately 135%, from a net loss of $52,596 in 2005 to a net loss of $123,602 in 2006. The decrease in net income (loss) attributable to common shareholders was mainly due to the significant increases in amortization of the Preferred Stock deferred financing cost, debt discount and beneficial conversion. Details of expense fluctuations will be discussed in the section "Accretion of Series A Preferred Stock, Net To Redemption Value".

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 38%, from $19,458,025 in the third quarter of 2005 to $26,771,763 in the same period of 2006. Airfreight revenue for foreign operations (that includes AGI Group and AGI Singapore) was $11,887,204, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $18,870,765, and offsetting inter-company transactions totaled $3,986,206. The volume of airfreight improved in 2006 compared with 2005. The increase was primarily due to (i) an increase in routing orders from Asia to the United States as a result of new customers and agents in India, Japan and Turkey who joined the Pacific CMA during 2005 and 2006, (ii) the maturing of businesses for HK Careship, Paradigm Global Logistics and AGI Singapore; and (iii) WCL and AIO joining the Company in July 2005 and November 2005 respectively.

Costs for the airfreight forwarding operations increased approximately 45%, from $15,982,683 in the third quarter of 2005 to $23,109,357 in the same period of 2006. Airfreight cost attributable to foreign operations was $10,242,220, while airfreight cost attributable to domestic operations was $16,853,343, and offsetting inter-company costs were $3,986,206. The airfreight cost increase in 2006 was due to the collection of airline surcharges for security, advance cargo manifest and fuel. Also, due to the increase in fuel surcharge that cannot be totally passed on to customers, gross profit margin decreased from approximately 17.86% in 2005 to approximately 13.68 % in 2006. Despite the decreased in gross profit margin, overall gross profits increased approximately 5% to $3,662,406.

Total segment overhead attributable to the airfreight operation increased by approximately 89%, from $1,011,927 in the third quarter of 2005 to $1,912,095 in the same period of 2006, as a result of greater resources being allocated to airfreight operations. Details regarding the increase in overhead expenses are discussed below in "- Non Operating Income and Expenses".

Overall, net segment income for the airfreight operation decreased by approximately 29% from $2,463,415 in the third quarter of 2005 to $1,750,311 in the same period of 2006. The decrease in net income was mainly due to the significant increases in fuel charge; also, some clients have been shifted to seafreight forwarding.

SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 26% to $18,283,875 in the third quarter of 2006 from $14,487,876 in the same period of 2005. Sea freight revenue for foreign operations was $6,489,655, while sea freight revenue for domestic operations was $12,096,682, and offsetting inter-company transactions were $302,462. The increase in revenue was due to the contribution from the new branch offices of Shenzhen Careship in China and the increase in quantity of freight consolidation by Airgate Chicago.

The increase in revenue for 2006 from 2005 was due to revenues derived from new customers in European countries. In addition, our agents in India, Japan and Turkey introduced more customers into our network, which led to greater revenue from the Shanghai market in the third quarter of 2006. There was also an increment in the quantity of freight consolidation in Chicago.

Costs for the sea freight forwarding operation increased approximately 23%, from $12,944,419 in the third quarter of 2005 to $15,923,846 in the same period of 2006. Sea freight costs attributable to foreign operations were $5,411,194, while costs attributable to domestic operations were $10,815,114, and inter-company costs were $302,462. The gross profit margin increased from approximately 10.65% in 2005 to approximately 12.91% in 2006. As a result of increased revenues, overall gross profits increased approximately 53%, to $2,360,029.

Total segment overhead attributable to the sea freight operation increased approximately 37%, from $724,534 in the third quarter of 2005 to $990,846 in the same period of 2006. Overall net income for the sea freight operation increased approximately 67%, from $818,923 in the third quarter of 2005 to $1,369,183 in the same period of 2006. The increase in net income was mainly the result of the organic growth of AGI and Airgate.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately 23%, to $4,862,596 in the third quarter of 2006 from $3,961,562 in 2005. There was a significant incremental increase in expenses for the following items in this quarter: commission, overseas traveling, rent and rates, as well as salaries and allowance. As the Company has been continuously growing and in order to cope with the growth in 2006, our staff planning needs called for the hiring of additional staff throughout our offices in the fourth quarter of 2005 and thereafter.

Commission: Expenses related to commission increased approximately 27%, from $609,816 in 2005 to $774,629 in 2006. The increase in commission was due to the growth of revenue and expanding of business.

Overseas traveling: Expenses related to overseas traveling increased approximately 30%, from $76,541 in 2005 to $99,617 in 2006. The increase in travel expenses was due to costs attributable to an increased number of trips to Mainland China, Japan, South East Asia and European countries to promote our freight business.

Salaries and allowance: Salaries and allowance increased approximately 26% from $1,707,514 in 2005 to $2,147,041 in 2006. This increase was the result of the addition of approximately 45 staff persons during the first quarter of 2006 in order to keep pace with our growth.

STOCK-BASED COMPENSATION COST

Stock-based compensation cost increased approximately 51% from $55,537 in the third quarter of 2005 to $84,026 in the same period of 2006. The increase in compensation cost was primarily due to a common stock grant to five employees in the third quarter of 2006 and being fully amortized in that period.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 11% from $242,570 in the third of 2005 to $269,955 in the same period of 2006. The increase was mainly attributable to purchases of additional computer hardware and software for the enhancement of new logistics system at AGI Logistics Hong Kong Ltd.

Amortization arises from intangible customer relationship assets recorded in conjunction with the acquisitions of Airgate on April 30, 2002, Paradigm on April 30, 2004 and WCL on July 1, 2005 (51%) and February 28, 2006 (49%). These intangible assets are amortized on a straight-line basis over a period of five to eight years. During the three months ended September 30, 2006 and 2005, the amortization expense attributable to this asset was $152,139 and $150,561, respectively, an increase of $1,578.

CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE AMORTIZATION OF DEFERRED FINANCING COST The deferred financing costs related to Convertible Note and Non-Convertible Note is amortized over their term to maturity, which is three years. A total of $26,677 and $28,461 was expensed during the third quarter of 2006 and 2005, respectively. . AMORTIZATION OF CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE DISCOUNT This discount is amortized ratably over the term of the Convertible Note and Non-Convertible Note which is three years. During the third quarter of 2006 and 2005, $18,400 and $27,642, respectively, of this discount was amortized into expense.

ACCRETION OF SERIES A PREFERRED STOCK, NET TO REDEMPTION VALUE AND DIVIDENDS

Accretion of Series A Preferred Stock and Dividends was $616,425 and $484,552 for the three months ended September 30, 2006 and 2005, respectively. The increase is primarily related to the conversion of 600 shares of preferred stock into common stock during the three months ended September 30, 2006. The remaining discount related to those shares was expensed as of the date of conversion.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005

OVERALL RESULTS

Total revenue for the nine months ended September 30, 2006 increased approximately 27% compared with the nine months ended September 30, 2005, from $88,603,871 in 2005 to $112,815,905 in 2006. The increase in revenue was primarily the result of the organic growth of AGI, Shenzhen Careship and Airgate, in addition to the inclusion of the results of WCL after the acquisition in July 2005.

Revenue derived from the operations of AGI increased approximately 32% during the nine months ended September 30, 2006 as compared with 2005. The significant organic growth of AGI was the result of the following factors:

o An increase in the routed freight traffic from the existing agency partners;

o Improvements in the agency network which enabled AGI to secure new freight business;

o The inclusion of the results of WCL after the acquisition on July 1, 2005 and July 1, 2006.

The revenue of Airgate represented approximately 57% of our total revenue for the nine months ended September 30, 2006. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. Revenue derived from the operations of Airgate increased approximately 18% for the nine months ended September 30, 2006 when compared with the same period of 2005. The increase is the result of the effort of Airgate's staff.

Total revenue derived from Paradigm and AGI Singapore for the nine months ended September 30, 2006 amounted to approximately $13.97 million, which represents approximately 12% of total revenue of the Pacific CMA.

When compared with 2005, the cost of forwarding for the nine months ended September 30, 2006 increased approximately 29%, from $75,047,650 in 2005 to $96,984,176 in 2006. The increase in costs was primarily the result of the organic growth of the Company and the acquisition of WCL in July 2005 and July 2006.

Gross profit margin for the nine months ended September 30, 2006 decreased from approximately 15.30% in 2005 to 14.03% in 2006 and gross profit (revenue minus cost of forwarding) for the nine months ended September 30, 2006 increased 17%, from $13,556,221 in 2005, to $15,831,729 in 2006.

Net income for the nine months ended September 30, 2006 decreased approximately 53%, from $1,046,441 in 2005 to $493,479 in 2006. The decrease in net income was mainly due to the significant increases in general and administrative expenses. Details of expense fluctuations will be discussed in the sections "Operating expenses".

Net income (loss) attributable to common shareholders for the nine months ended September 30, 2006 decreased approximately 541%, from net income of $171,616 in 2005 to net loss of $1,100,512 in 2006. The decrease in net income (loss) attributable to common shareholders was mainly due to the significant increases in amortization of the Convertible and Non-convertible Note discount and their deferred financing costs.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIRFREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 32%, from $53,495,638 for the nine months ended September 30, 2005 to $70,543,346 in the same period of 2006. Airfreight revenue for foreign operations (that includes AGI Group and AGI Singapore) was $32,190,190, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $45,774,405, and offsetting inter-company transactions totaled $7,421,249. The volume of airfreight improved in 2006 compared with 2005. The increase was primarily due to (i) an increase in routing orders from Asia to the United States as a result of new customers and agents in India, Japan and Turkey who joined the Pacific CMA during 2005 and 2006, (ii) the maturing of businesses for HK Careship, Paradigm Global Logistics and AGI Singapore; and (iii) WCL and AIO joining the Company in July 2005 and November 2005, respectively.

Costs for the airfreight forwarding operations increased approximately 37%, from $43,949,935 for the nine months ended September 30, 2005 to $60,232,867 in the same period of 2006. Airfreight cost attributable to foreign operations was $27,675,114, while airfreight cost attributable to domestic operations was $39,979,002, and offsetting inter-company costs were $7,421,249. The airfreight cost increase in 2006 was due to the collection of airline surcharges for security, advance cargo manifest and fuel. Also, due to the fuel surcharge increase that cannot be totally passed on to customers, gross profit margin decreased from approximately 17.83% in 2005 to approximately 14.62% in 2006. Despite the decrease in gross profit margin, overall gross profits increased approximately 8% to $10,310,479.

Total segment overhead attributable to the airfreight operation increased by approximately 73%, from $3,219,848 for the nine months ended September 30, 2005 to $5,561,659 in the same period of 2006, as a result of greater resources being allocated to airfreight operations. Details regarding the increase in overhead expenses are discussed below in "- Non Operating Income and Expenses".

Overall, net segment income for the airfreight operation decreased by approximately 25% from $6,325,854 for the nine months ended September 30, 2005 to $4,748,827 in the same period of 2006. The decrease in net income was due to the increase in fuel surcharge that cannot be totally passed on to customers.

SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 20% to $42,272,559 for the nine months ended September 30, 2006 from $35,108,233 in the same period of 2005. Sea freight revenue for foreign operations was $14,257,949, while sea freight revenue for domestic operations was $29,020,733, and offsetting inter-company transactions were $1,006,123. The increase in revenue was due to the contribution from the new branch offices of Shenzhen Careship in China and the increase in quantity of freight consolidation by Airgate Chicago.

The increase in revenue for 2006 from 2005 was due to revenues derived from new customers in European countries. In addition, our agents in India, Japan and Turkey introduced more customers into our network, that led to greater revenue from the Shanghai market in the first three quarters of 2006. There was also an increment in the quantity of freight consolidation in Chicago.

Costs for the sea freight forwarding operation increased approximately 18%, from $31,097,715 for the nine months ended September 30, 2005 to $36,751,309 in the same period of 2006. Sea freight costs attributable to foreign operations were $11,663,271, while costs attributable to domestic operations were $26,094,161, and inter-company costs were $1,006,123. The gross profit margin was quite constant, approximately 11.96% in 2005 and approximately 13.06% in 2006. As a result of increased revenues, overall gross profits increased approximately 38%, to $5,521,250.

Total segment overhead attributable to the sea freight operation increased approximately 54%, from $1,886,609 for the nine months ended September 30, 2005 to $2,914,037 in the same period of 2006. Overall net income for the sea freight operation increased approximately 23%, from $2,123,909 for the nine months ended September 30, 2005 to $2,607,228 in the same period of 2006. The increase in net income was mainly the result of the organic growth of AGI and Airgate.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately 26%, to $14,078,375 for the nine months ended September 30, 2006 from $11,215,366 in 2005. There was a significant incremental increase in expenses for the following items in the first three quarters of 2006: consultancy fees, overseas traveling, and salaries and allowances. As the Company has been continuously growing and in order to cope with the growth in 2006, our staff planning needs called for the hiring of additional staff throughout our offices starting from the fourth quarter of 2005.

Consultancy fees: Expenses related to consultancy fees increased approximately 43%, from $233,064 in 2005 to $333,683 in 2006. The increase in consultancy fees was due to the Company seeking more consulting advice relating to freight shipments and assistance in developing our expanding network of agents and offices.

Overseas traveling: Expenses related to overseas traveling increased approximately 60%, from $224,749 in 2005 to $359,579 in 2006. The increase in travel expenses was due to costs attributable to an increased number of trips to Mainland China, Japan, South East Asia and European countries to promote our freight business.

Salaries and allowance: Salaries and allowance increased approximately 29% from $4,931,984 in 2005 to $6,366,627 in 2006. This increase was the result of the addition of approximately 53 staff persons during the nine months ending September 30, 2006 needed to keep pace with our growth.

STOCK-BASED COMPENSATION COST

Stock-based compensation cost decreased approximately 28% from $212,179 for the nine months ended September 30, 2005 to $153,850 in the same period of 2006. The decrease in compensation cost was primarily due to part of the stock based compensation cost in the first quarter of 2005 being fully amortized in the year 2005.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 12% from $692,034 for the nine months ended September 30, 2005 to $774,082 in the same period of 2006. The increase was mainly attributable to purchases of additional computer hardware and software for the enhancement of a new logistics system at AGI Logistics Hong Kong Ltd.

Amortization arises from intangible customer relationship assets recorded in conjunction with the acquisitions of Airgate on April 30, 2002, Paradigm on April 30, 2004 and WCL on July 1, 2005 (51%) and February 28, 2006 (49%). These intangible assets are amortized on a straight-line basis over a period of five to eight years. During the nine months ended September 30, 2006 and 2005, the amortization expense attributable to this asset was $455,366 and 439,232, respectively, an increase of $16,134.

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

Interest and other income increased from $120,403 for the nine months ended September 30, 2005 to $309,306 in the same period of 2006. This increase is mainly due to the rising interest rates and the increase in the amount of bank pledge deposits securing additional banking facilities.

INTEREST EXPENSE

Interest expense increased from $384,878 for the nine months ended September 30, 2005 to $615,358 in the same period of 2006. The increase in interest expense is primarily due to an increase in short-term working capital financing and the increases in interest rates during the first half of 2006 as compared to the first half of 2005.

CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE AMORTIZATION OF DEFERRED FINANCING
COST

The deferred financing costs related to Convertible Note and Non-Convertible
Note is amortized over their term to maturity, which is three years. A total of $67,143 and $28,461 was expensed for the nine months ended September 30, 2006 and 2005, respectively. The increase in expense was the result of the notes being outstanding for the full nine months in 2006 vs. only five months in 2005.

AMORTIZATION OF CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE DISCOUNT

This discount is amortized ratably over the term of the Minimum Borrowing Note and Revolving Note, which is three years. For the nine months ended September 30, 2006 and 2005, $43,164 and $27,642, respectively, of the discount was amortized into expense. The increase in expense was the result of the notes being outstanding for the full nine months in 2006 vs. only five months in 2005.

ACCRETION OF SERIES A PREFERRED STOCK, NET TO REDEMPTION VALUE AND DIVIDENDS

Accretion of Series A Preferred Stock and Dividends was $1,593,911 and $874,825 for the nine months ended September 30, 2006 and 2005, respectively. The increase is primarily related to the conversion of 1,200 shares of preferred stock into common stock during the nine months ended September 30, 2006. The remaining discount related to those shares was expensed as of the date of conversion.

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

o The trend of the increasing price of oil has led airlines to charge additional fuel surcharges passed onto shippers and consignees, increasing the Company's shipping costs, that, in turn, results in a reduction in our customers' shipping incentive and increasing our rate of order cancellation; and

o The World Health Organization received reports of the deadly H5N1 Avian influenza virus in various countries with some cases being reported of human infection with the H5N1 Avian influenza virus. As the deadly H5N1 virus can be carried by migratory birds and could spread globally, the Company's operations could be adversely effected by Avian influenza if a human outbreak occurs.

LIQUIDITY AND CAPITAL RESOURCES

We generated approximately $788,208 and $714,103 of cash from operating activities for the nine months ended September 30, 2006 and 2005, respectively. This increase in cash from operations was mainly attributable to the decrease in other receivables and the increase in accounts payable.

Net cash used in investing activities was $1,817,996 and $805,669 for the nine months ended September 30, 2006 and 2005, respectively. We used $391,433 to acquire plant and equipment to improve our office facilities, and at the same time, we received $16,492 from the sales of property and equipment. We used $624,560 and $106,463 for the acquisition of subsidiaries and associates, respectively. We also paid $750,000 as a deposit for a business acquisition.

Net cash provided by financing activities was $2,301,935 and $1,700,637 for the nine months ended September 30, 2006 and 2005, respectively. We made principal payment under capital lease obligations, short term debt and non-convertible note of $46,439, $29,314 and $116,201, respectively. Restricted cash deposits that was pledged to the banks was decreased by $420,603. Note payable to the banks increased by $2,023,018 during the nine months ended September 30, 2006, and we used $7,796 for the repurchase of our common stock.

Working capital was $9,459,806 (inclusive of restricted cash of approximately $5.3 million) and $10,747,137 (inclusive of restricted cash of approximately $6.3 million) as of September 30, 2006 and December 31, 2005 respectively. The decrease in workings capital is due to $597,945 was used for acquisition of 49% of common stock of WCL Global Logistics Limited, $11,315 was used for investment of 11% of outstanding common stock of AIO Global Logistics Limited, $15,300 was used for investment of 51% of common stock of SDA Forwarding Co, Limited and $750,000 was used as investment deposit of HTL. We believe that we will be able to rely on cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following September 30, 2006. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs, if any.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We have entered into various contractual obligations, which may be summarized as follows:

                                                                 Payments Due by Period
                                                -------------------------------------------------------
Contractual Obligations            Total        Less than 1      1-3 years    4 - 5 years    Thereafter
                                                    year
                                     $               $               $             $             $
Capital lease Obligations          130,602          63,164          67,438           --           --
Operating Leases                 3,392,275       1,343,154       1,735,998      313,123           --
Cargo Space Commitments          2,480,585       2,480,585              --           --           --
Series A Preferred Stock and     3,176,956         197,708       2,979,248           --           --
Cumulative Dividends

We have capital lease obligations of $130,602 as of September 30, 2006, of which $63,164 is repayable within one year, and $67,438 is repayable after one year.

We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong, Mainland China and Singapore. The total outstanding lease commitments under non-cancelable operating leases are $3,392,275 as of September 30, 2006. As of September 30, 2006, the current portion of these commitments of $1,343,154 is payable within one year.

We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of September 30, 2006, the amount outstanding for such commitments to be entered into in 2006 was approximately $2.5 million.

As of September 30, 2006, our commercial commitments may be summarized as follows:

Other Commercial            Total Amounts   Amount of Commitment Expiration Per Period
Commitments                  Committed
--------------------------------------------------------------------------------------
                                                   Less than 1 year         1-3 years
Overdraft                     $2,914,991                 $2,914,991                --
Invoice Trust Receipt          3,337,492                  3,337,492                --
Guarantees by bank             1,137,138                  1,137,138                --
Convertible Notes, net         3,624,620                                    3,624,620
of discounts of $375,380
Payable - minority               118,965                    118,965                --
shareholder

As of September 30, 2006, to finance our working capital, our available banking facilities were approximately $7,112,975 obtained from creditworthy commercial banks in Hong Kong. As of that date, the total amount of bank credit facilities utilized was $6,137,605. This was made up of (i) $2,914,991 of overdrafts; (ii) $3,337,492 of invoice trust receipts. Moreover, we have a borrowing facility with Laurus, subject to certain requirements. The total available amount of the credit facility is $7,500,000. As of September 30, 2006, the total amount outstanding for the credit facility, net of discount is $3,624,621, which is the convertible note.

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

FOREIGN EXCHANGE RISK

The Company conducts business in many different countries and currencies. The Company's business often results in revenue billings issued in a country and currency, which differs from that where the expenses related to the service are incurred. This brings a market risk to the Company's earnings. Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical change in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. As one of the major subsidiaries uses the Hong Kong Dollar (HKD), which has been linked to the U.S. Dollar at a rate of HKD 7.80 to USD 1.00, as its functional currency, there has been no material change in the Company's foreign exchange risk exposure. However, if HKD was unlinked to the US Dollar, an average 10% weakening of the U.S. Dollar, throughout the period ended September 30, 2006, would have had the effect of raising operating income approximately $90,000. An average 10% strengthening of the U.S. Dollar, for the same period would have had the effect of reducing operating income by approximately $110,000. The Company currently does not utilize any the derivative financial instruments or hedging transactions to manage foreign currency risk.

INTEREST RATE RISK

The Company does not currently utilize derivative financial instruments to hedge against changes in interest rates. At September 30, 2006, the Company had cash and cash equivalents and restricted cash of $8.6 million and short-term borrowings of $6.9 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings. In management's view, there has been no material change in Company's market risk exposure between September 30, 2005 and September 30, 2006.

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

BKD, LLP ("BKD"), our former independent auditors, advised our management and Audit Committee that during the course of their audit of our financial statements as of and at December 31, 2005, that they noted material weaknesses in our internal controls as follows: insufficient review of allowance for doubtful accounts; lack of documented second review and approval of journal entries; and our former Chief Financial Officer not being sufficiently active.

Based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our new Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures as of September 30, 2006 were effective to ensure that material information relating to us and our consolidated subsidiaries is made known to them by others within those entities to allow timely decisions regarding required disclosures.

After discussing advice with our new auditors, we recognized the need for additional documentation of second reviews and in some cases, enhanced procedures. Since then, we have been correcting the material weaknesses in internal control. Corrective measures include regular credit review of outstanding receivables, increase manpower on debts collections, separation of duties and improve documentation second review and approval of journal entries. Moreover, we replaced our former chief financial officer during the quarter ended June 30, 2006. Our new Chief Financial Officer, John Mazarella, has reviewed all the accounts receivable of our Operating Divisions as of September 30, 2006 and has indicated to senior management what accounts may need further discussion, and has reviewed the procedures with the heads of our Operating Divisions to insure that adequate provisions have been provided.

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

Item 1A. Risk Factors

Threatened AMEX Delisting.

      In September of 2006, the staff of the American Stock Exchange ("AMEX") informed the Company that they had made a "preliminary" determination to seek delisting of the Company's common stock based on assertions that, in late 2003, the Company had manipulated the market price of its common stock to procure AMEX listing. The AMEX staff even asserted that if the Company were to prove itself not complicit in the alleged acts, the AMEX staff would still seek a delisting. The Company denies all of such assertions and will use all available resources to thwart the commencement of such a proceeding and, if commenced, to defend any such action. There can be no assurances that the Company will prevail. If the Company's common stock is delisted from the AMEX, Company lenders may accelerate the repayment of indebtedness, impose penalties upon the Company and commence lawsuits against the Company. The defense of the Company to any such actions will be costly, drawing funds from the Company's business operations, and will also draw management's time and attention away from the day-to-day business operations of the Company. Although the Company believes it has the financial resources to pay its creditors and defend itself in such actions this belief may not be accurate. Additionally, the Company's operations may adversely be affected with personnel and the Company's finances being strained.

Item 4. Submission of Matters to a Vote of Security Holders

      On August 22, 2006, the Company held a special meeting of stockholders. See the Company's Schedule 14A filed with the SEC on July 27, 2006 and Report on Form 8-K filed with the SEC on August 24, 2006.

Item 5. Other Information

      In April 20, 2006, the Company had entered into a Stock Purchase Agreement with HTL Logistics Limited, a Cayman Island corporation ("HTL"), to acquire a majority of outstanding shares of capital stock of HTL with an option to purchase the remaining shares of its capital stock.

      The Stock Purchase Agreement initially provided for the closing of the proposed acquisition on or before July 1, 2006, and was later extended to October 31, 2006. Completion of the agreement by the Company was contingent on the Company obtaining equity financing, and satisfactory completion of due diligence, among other things. The Company did not secure the equity financing, was seeking debt financing, but its due diligence inquiries of HTL did not lead to satisfactory results and on November 8, 2006, the parties elected to let the October 31, 2006 extension date pass without further action. The loss of this acquisition is not expected to have a material effect on the Company.

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

                                PACIFIC CMA, INC.

Date: November 14, 2006               By: /s/ Alfred Lam
                                          --------------------------------------
                                      Name: Alfred Lam
                                      Title: Chairman of the Board of Directors
                                             (Principal Executive Officer)

Date: November 14, 2006               By: /s/ John Marzarella
                                          --------------------------------------
                                      Name: John Mazarella
                                      Title: Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)