Form 10-K
period 2006-12-31
PACIFIC CMA INC
filed 2007-04-02
CIK 1071775

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2006

OR

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission File Number 0-27653

PACIFIC CMA, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	84-1475073
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Airgate International Corp.
153-04 Rockaway Blvd.	11434
Jamaica, New York	(Zip Code)
(Address of principal executive offices)

(212) 247-0049
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of each Exchange on which registered
Common Stock, par value $0.001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐ No ☒

The aggregate market value of the common equity of the registrant held by non-affiliates as of March 15, 2007 was approximately $8,986,968, as computed by reference the price of the common stock as reported as last sold on the American Stock Exchange on such date. As of March 15, 2007, the number of issued and outstanding shares of common stock of the registrant was 28,619,271.

PACIFIC CMA, INC.

FORM 10-K

FISCAL YEAR ENDED  DECEMBER 31, 2006

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

PART I

ITEM 1.  BUSINESS

Pacific CMA, Inc. (“us,” “our,” “we,” the “Company” or “Pacific”) is a global, non-asset based logistics/freight forwarder providing supply chain logistics services. We coordinate the shipping and the storage of raw materials, supplies, components and finished goods by air, sea, river, rail and road. We are capable of handling all types of cargo including garments on hangers, refrigerated cargo, hazardous materials as well as perishable goods. Most of our revenue is derived from airfreight and ocean freight forwarding services for which we are paid on a transactional basis.

As of December 31, 2006, we maintained approximately 229 cargo agents located in 97 countries and 221 cities serving major gateways worldwide.

Our current business was formed from a base of two freight forwarders, AGI Logistics (HK) Ltd. and Airgate International Corp. (“Airgate”) which were acquired in 2000 and 2002, respectively. Our business is managed from our principal support group offices in New York and Hong Kong.

We are a Delaware corporation with our principal offices located at 153-04 Rockaway Boulevard, Jamaica, New York 11434, Tel. 718-949-9700 and 11th Floor, Watson Centre, 16-22 Kung Yip Street, Kwai Chung, New Territories, Hong Kong, Tel. 011-852-3628-0288. Our websites are: www.pacificcma.com, www.agihk.com and www.airgatecorp.com. Information on our websites do not constitute part of this Annual Report.

GENERAL

We do not own or operate any aircraft, ships, river barges or railroads, instead using commercial freight air carriers, ships, river barges and railroads to provide the transportation services for freight forwarding. Normally we arrange to pick up, or arrange for the pick up of a shipment at the customer’s location and deliver it directly to the commercial carrier. The commercial carrier delivers it to the selected destination airport, shipping warehouse, ship, or railway station. We then pick up the shipment and deliver it or have it delivered to the recipient’s location.

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

Our revenue is derived from our freight forwarding services, from the rates that we charge our customers for the movement of their freight from origin to destination. The carrier’s contract is with us, not with our customers. We are responsible for the payment of the carrier’s charges and we are legally responsible for the shipment of the goods and for any claims for damage to the goods while in transit. In most cases, we receive reimbursement from the carriers for the claims. Since many shippers do not carry insurance sufficient to cover all losses in the event of total loss, we also carry insurance to cover any unreimbursed claims for goods lost or destroyed. Gross revenue represents the total dollar value of services we sell to our customers.

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

Agency offices are owned and operated by independent business owners who enter into agency agreements with us. These cargo agents, among other things:

•	Collect freight on behalf of us and send it to the United States and Hong Kong, as appropriate;

•	Provide sales and marketing support;

•	Deal with break-bulk, (i.e., consolidation and deconsolidation) of various shipments, customs brokerage and clearance, local delivery services; and

•	Handle routing of orders from an overseas country to the United States, China and Hong Kong.

We provide these agency offices with the following services, among others:

•	Handling export cargo from the United States, China and Hong Kong;

•	Local pick up and transshipment via Hong Kong rail/sea/air terminals and from origins in the United States;

•	Handling import cargo from overseas;

•	Deal with break-bulk, documentation, and customs brokerage and clearance; and

•	Warehousing and storage.

Our branch offices in Chicago, Shanghai, Futian, Chongqing, Tianjin, Hong Kong airport and Guangzhou are responsible for providing a number of services. Their primary function is to provide sales and customer service in a specified market or airport city. Branch offices utilize our billing and accounting software, which allows each branch office to transmit customer billing and account information to our administrative offices for billing to the customer. We also provide services through our subsidiaries in Los Angeles (Paradigm International, Inc. d/b/a Paradigm Global Logistics) and Singapore (AGI Freight Singapore Pte. Limited). Both of the foregoing subsidiaries are also non-asset based freight forwarders.

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

The majority of United States freight forwarders are non-asset based companies and as other non-assets based businesses, find it difficult to obtain financing from banks and therefore often have liquidity problems. This, in turn, often results in delayed remittance to their overseas cargo agents, and it is not uncommon that payments are delayed for more than ninety days, requiring us to finance the payments. This clearly presents freight forwarders, such as ourselves, with significant liquidity challenges and requires us to seek bank lines to finance our working capital. Most freight charges are incurred and paid in Asia. This also increases our risk (in addition to the risk we already bear because we have paid the carrier in advance) as not only do we have the risk that the importer in the United States will not pay us, but we also have the risk of non-payment by the cargo agent. This occurs if the importer pays our United States cargo agent who does not remit our portion on a timely basis.

2. Inventory Risk - Substantially all of our shipping costs are incurred under “space contracts.”

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

Our main international subsidiary, AGI Logistics (HK) Ltd., is based at the world’s busiest sea freight port and airport and we believe it is different than other cities world-wide, as the demand for space is usually greater than the supply. This makes it unique in the sense that without space contracts it would be nearly impossible to operate competitively, and it would be nearly impossible to obtain space.

In Hong Kong, we also have what is termed a “Peak Season,” from August to November of each year, where both sea freight and airfreight rates increase drastically, due to an even tighter supply of space. If we did not have space contracts, it would be virtually impossible for us to get space from any airline or shipping line, and the rates would be significantly higher.

We derive significant revenue from consolidation of cargo on airline pallets. We always seek to build a perfect mix of light and heavy cargo which ensures the weight capacity as well as the cubic capacity is used to the maximum.

We also receive cargo from other freight forwarders that do not have their own space allocation and co-load with us. If we do not have enough cargo to fill the airline pallets, our sales staff contacts other freight forwarders in an effort to obtain additional cargo to fill these containers. On the other hand, when we do not have enough space for the cargo delivered to our warehouses, we will buy pallet space from another freight forwarder and then load our cargo in the pallet and ship the pallet to our offices in the United States or to one of our cargo agents elsewhere in the world.

For sea freight, we also commit and guarantee to ship a certain number of sea freight containers with a specific shipping line and negotiate a contract price. The more containers we have under the contract, the more competitive the price will be. If we do not ship the contracted numbers of containers, we will be charged a penalty (dead freight). Sea freight is generally in full container loads, but we also consolidate containers with smaller consignments and “build” container loads to major gateways across the world.

Hong Kong also differs from any other port or airport, as it takes many years to receive an allocation of space from an airline or shipping line. It is a constant task negotiating for additional space with carriers, as the more contracted space we have, the lower the price we pay to the carrier. To buy space on the open market or from an Airline Appointed Agent (general sales agents specializing in selling or promoting a particular airline’s cargo services) is substantially more expensive, but sometimes we are required to pay a higher price, although we are unable to pass the rate increase onto our customers, and we must to move the cargo at a loss, if we want to retain the customer.

We also charter aircraft when it is impossible to get extra or enough space from an airline and there is a risk that we will be unable to secure sufficient cargo to fill the aircraft. The time between our receiving an order and securing an airplane for charter and the actual flight date is very short and we have to make sure we can get enough business to fill up the charter aircraft. As a Boeing 747 can cost between $400,000 to $750,000 to charter between Hong Kong and any United States city, depending on the season, we do run a very substantial risk, but ultimately, it is our business skill in being able to predict the amount of business that we are likely to obtain for that week’s flight that determines if we will pay for an aircraft or turn a profit. For charter flights, we are required to pay in full when signing the agreement.

Our losses from having to absorb committed space without having goods to ship have not been significant. We believe this is primarily due to the following three factors:

•	We believe we are effective in gauging customer demand and availability of space.

•	The uniqueness of Hong Kong as our principal place of business and the fact that demand for shipping space exceeds supply; and

•	Our arrangements with others in the freight forwarding business who absorb our excess capacity.

3. Cargo Risk / Insurance Risk.

Unlike other United States based logistics forwarders, Pacific has freight forwarders’ liability insurance that covers us against customer claims. We accept responsibility for the safe delivery of cargo and will be held responsible and incur losses if anything goes wrong. We are also responsible for damages to cargo caused by our staff, and carry insurance that covers a loss up to a maximum of $250,000.

The three factors described above are the reasons that we believe we are different from other United States based freight forwarders.

OPERATIONS IN UNITED STATES, HONG KONG AND CHINA

UNITED STATES. Our primary Airgate operation is located in New York where the focus of operations is importing goods from the Far East. We have our own bonded warehouse where we do daily deconsolidation of cargo. Our USA offices are licensed by International Air Transport Association and the Federal Maritime Commission.

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

CHINA. We have branch offices in China, Chongqing, Tianjin, Futian, Guangzhou and Shanghai that are operated by one of our wholly owned Hong Kong subsidiaries. Also, we have invested in two affiliates which are incorporated in China. Other than the foregoing, we have no investments in China by way of joint venture or wholly foreign owned operations. We receive all payments for our services in Hong Kong.

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

We have approximately 215 overseas agents, many of whom have offices in cities such as London, Hamburg, Los Angeles, Tokyo, Seoul, Taipei and Sydney, and etc. As a result, we are represented by more than one agent in many cities and do not generally need to rely on a single agent in any one city.

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

No customer accounted for over 10% of freight forwarding income for the year ended December 31, 2006. One customer accounted for approximately 10% and another customer accounted for approximately 11% of our freight forwarding income for the year ended December 31, 2005. The loss of one or more of our major customers could have a material adverse effect on our freight forwarding income, business and prospects.

AIR AND SEA FREIGHT BUSINESS

We have focused our development on air and sea freight services. The mode of transportation for a particular shipment depends on, the following factors:

•	Contents

•	Route

•	Scheduled departures

•	Available cargo capacity

•	Cost

We believe that we are able to compete for cargo space, a key competitive factor in our industry, as a result of the informal relationships that management has fostered with various major air and sea carriers, and cargo space providers. Our ability to negotiate more favorable shipping terms is dependent in part on our shipping volume, with the greater the volume generally resulting in more favorable shipping rates. No assurances can be given that such relationships will continue.

Due to the volume of shipments we arrange, we are generally able to negotiate competitive pricing for air shipments. Generally, our prices are lower than the prices our customers could negotiate with commercial passenger and freight air carriers, since we buy in bulk from airlines and retail the space to individual customers.

IMPORT FREIGHT FORWARDING

Import freight cargo includes leather, fabrics, watch components and chemical products. We handle an increasing number of shipments imported into the USA mainly through New York, Los Angeles and Chicago and Hong Kong mainly received from China.

An import freight forwarding transaction usually commences when we receive a shipment advice from a customer, overseas agent or shipping agent detailing the quantity and nature of cargo to be shipped and the expected date of arrival. We promptly notify the consignee of the cargo of the relevant details and, depending on the consignee's instructions, arrange for customs brokerage and clearance and, if required, provide other services such as temporary storage, local delivery and distribution. In the United States, Hong Kong and China, we are able to provide local delivery of cargo by either using our own fleet of trucks or engaging subcontractors to provide the services.

We derive our income from air and sea import freight forwarding services in the form of commissions received from overseas agents and handling and delivery charges from customers.

INSURANCE

We maintain customer liability insurance with maximum protection of $250,000 for each single claim.

SALES AND MARKETING

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

During our fiscal year ended December 31, 2006, we served more than 4,700 customers, of whom over 1,700 have maintained regular business dealings with us over the past year.

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

Expansion through acquisition may enable us to increase our market share more rapidly and allow us to take advantage of opportunities arising from economies of scale earlier than if we relied exclusively on internal expansion.

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

EMPLOYEES

As of December 31, 2006, we had 277 employees, all of whom were employed on a full-time basis including 29 executives, 36 sales persons, 25 administrative persons, 166 clerical persons and 21 warehouse men. We are not a party to a collective bargaining agreement with our employees and we believe that our relationship with our employees is satisfactory.

DEVELOPMENTS DURING OUR FISCAL YEAR ENDED DECEMBER 31, 2006

Effective May 2, 2006, we completed the restructuring of our outstanding $7.5 million credit facility (the "Laurus Credit Facility") with Laurus Master Fund, Ltd. ("Laurus"), which was initially entered into on August 4, 2005. As of March 15, 2007, there was $3.12 million outstanding under the Laurus Credit Facility.

The Laurus Credit Facility includes a secured convertible note (the "Convertible Note") in the maximum principal amount of $4 million, which is convertible into shares of the Company's common stock (the "Common Stock") at fixed conversion rates of $0.88 per share with respect to the first $3,750,000 and $1.05 per share with respect to the remaining $250,000.

As part of the Laurus Credit Facility and its restructuring, we issued warrants to Laurus providing Laurus the right to purchase up to 1,500,000 shares of Common Stock at an exercise price of $1.00 per share.

Effective on December 1, 2006, we completed the required registration of the shares issuable upon conversion of the Laurus debt or issuable upon the exercise of the Laurus warrant.

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

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. Such statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "should," "would," "could," and "may." In addition, we may from time to time make such written or oral "forward-looking statements" in future filings with the Securities and Exchange Commission (the “Commission” or “SEC”) (including exhibits thereto), in our reports to stockholders, and in other communications made by or with our approval. These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described below under "Risk Factors" and elsewhere in this Form 10-K.

ITEM 1.A. RISK FACTORS

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. In any case, the value of our common stock could decline. To the extent any of the information contained in this Annual Report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows. See also, “A Note About Forward-Looking Statements.”

CERTAIN RISKS RELATED TO OPERATING AN INTERNATIONAL BUSINESS
PARTICULARLY IN HONG KONG AND THE PEOPLE’S REPUBLIC OF CHINA (“CHINA”)

We are subject to international economic and political risks, over which we have little or no control.

A significant portion of our business is providing services between continents, particularly between North America and Asia. Further, our main operating subsidiaries, AGI Logistics (HK) Ltd. and Careship International Transportation Ltd. etc, conduct operations in the Far East, including China and Hong Kong. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and other unforeseeable risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practice in time to avoid the adverse effect of any of these changes. The dramatic increases in oil prices in recent years has led to similar fuel price increases including aviation fuel. This upward trend in oil and fuel prices has caused global concerns that inflation could be triggered. Airlines have tried to pass their increasing fuel costs on to their customers. We, in turn, customarily pass such increases on to our shippers and consignees, increasing their shipping costs, resulting in a reduction of our customers’ shipping incentive and increasing our rate of order cancellation. In early 2005, the World Health Organization received reports of the deadly H5N1 Avian influenza virus being found in various countries around the world and, in early 2006, there have been reported cases of human infection with the H5N1 Avian influenza virus. With the threat that the deadly H5N1 virus can be carried by migratory birds and could spread globally, international trade will be adversely effected if there is an outbreak among humans. Our operations will be adversely effected by the increasing oil prices and a human Avian influenza outbreak.

We may be unable to adapt to the challenges posed by competing in a changing international environment.

Doing business outside the United States subjects us to various challenges that are described above. We have no control over most of these challenges and may be unable to anticipate and/or adapt to changes in international economic and political conditions and, therefore, may be unable to avoid the adverse effect of any of these changes.

The political uncertainty in Hong Kong and China makes it difficult to develop any long-range business planning.

The transition of Hong Kong’s governance from Great Britain to China has resulted in uncertainty regarding the extent to which China intends to impose and enforce its laws and business practices in Hong Kong. In addition, China itself is just beginning to open its doors to foreign businesses and private ownership of companies and businesses within China. There is no guarantee that China will continue these progressive reforms or that it will maintain the ones they have currently. Further, there is no guarantee that China will permit Hong Kong to continue as a semi-independent entity. We rely heavily on business to and from China and Hong Kong. Any change in the political climate in this region may make it more difficult for us to continue operations in that region.

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

We periodically enter into agreements governed by Chinese law. Our business would be materially and adversely effected if these agreements are not respected. In the event of a dispute, enforcement of these agreements in China could be extremely difficult. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have little precedential value. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the government’s experience in implementing, interpreting and enforcing these recently enacted laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is uncertain. Furthermore, enforcement of the laws and regulations may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. These uncertainties could limit the protections that are available to us.

Fluctuations in exchange rates could adversely effect our results of operations and financial condition.

Though we use the United States dollar for financial reporting purposes, many of the transactions entered into by our subsidiary AGI Logistics (HK) Ltd., are denominated in Hong Kong dollars. Although the value of the Hong Kong dollar is currently linked to the United States dollar, no assurance can be given that such currencies will continue to be linked, and that if such link is terminated, the exchange rate of the Hong Kong dollar may fluctuate substantially against the United States dollar. Because we do not currently engage in hedging activities to protect against foreign currency risks and even if we chose to engage in such hedging activates, we may not be able to do so effectively, future movements in the exchange rate of the Hong Kong dollar could have an adverse effect on our results of operations and financial condition.

If the United States imposes trade sanctions on China due to its current currency policies, our business operation could be materially and adversely effected.

Over the past few years, China has “pegged” its currency to the United States dollar. This means that each unit of Chinese currency has had a set ratio for which it may be exchanged for United State currency, as opposed to having a floating value like other countries’ currencies. This policy has been under review by policy makers in the United States. Trade groups in the United State have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving exporters an unfair advantage and making its imports expensive. Congress has been considering the enactment of legislation, with the view of imposing new tariffs on Chinese imports. Following increasing pressure for China to change its currency policies, in 2005, the People’s Bank of China announced its decision to strengthen the exchange rate of the Chinese currency to the U.S. Dollar, reevaluating the Chinese currency to 2.1% and to introduce a “managed floating exchange rate regime.” Since that time, the exchange rate of the Chinese currency has been allowed to float against a basket of currencies, although the daily trading price of the U.S. Dollar against the Chinese currency in the interbank foreign exchange market can float only within a range of 0.3 percent around the central parity published by the People’s Bank of China.

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

We rely on third parties to transport the freight we have agreed to forward. Thus our ability to forward this freight and the costs we incur in connection therewith is dependent on our ability to find shippers willing to ship such freight and at favorable prices. This in turn, depends on a number of factors beyond our control, including availability of cargo space (which depends on the season of the shipment, the shipment’s transportation route, the number of transportation providers and availability of equipment). An increase in the cost of cargo space, due to shortages in supply, increases in fuel cost or other factors, would increase our costs and reduce profits, especially, as has occurred in the past, if we are unable to pass the full amount of increased transportation costs to the customer.

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

Our agents and employees, some of whom are integral to maintaining and developing our relationships with certain key customers or for providing services at strategic locations, because they have had the opportunity to develop a relationship with our customers and otherwise gained important information regarding our business practices, may be able to compete with us with respect to such customer’s business.

Our business is seasonal and cyclical and our operating results and financial condition may therefore fluctuate.

Our business, as is true generally in the freight forwarding industry, is seasonal; the first quarter of the calendar year has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. Unusually, the Company has incurred an operating loss in the fourth quarter which was mainly due to the increase in cost of forwarding with airlines related to the collection of surcharges for security and advance cargo manifests, as well as a sharp increase in fuel prices. Additionally, during the peak season, the transportation costs suddenly increased sharply due to unexpected higher demand. Since we did not have sufficient time to inform our customers of the increase in our rates, the increase in costs could not be passed on to our customers. This increase was unexpected and we believe that it will be unlikely to repeat itself. Also, significant portions of our revenues are derived from customers in industries such as apparel and hair product industries, whose shipping patterns are tied closely to consumer demand. To the extent that the principal industries we serve experience cyclical fluctuations, our operating results will be effected by such fluctuations.

No ongoing contractual relationship with our customers.

We have a very broad and varied customer base. In our fiscal year ended December 31, 2006 (“Fiscal 2006”), we transacted business with more than 2,600 customers. However, our customers wish to remain flexible in choosing freight forwarders and prefer to avoid contractual commitments so that they are able to select and to change forwarders at any time on the basis of competitive rates and quality of service. Therefore, we render freight forwarding services to our customers on a transaction by transaction basis, rather than under the terms of any type of on-going contractual relationship. We have one customer that increased its business with us during our three fiscal years ended December 31, 2006, 2005, and 2004 by moving some of its cargo from another agent to us. In Fiscal 2005 and Fiscal 2004, this customer represented approximately 10% and 12%, respectively, of our total revenue. There is no guarantee that we will retain this customer’s business.

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

We are dependent on our overseas agents and their quality of services.

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

There was no client accounted for over 10% of freight forwarding income for Fiscal 2006. One client accounted for approximately 10% and 12% of our freight forwarding income for Fiscal 2005 and 2004, respectively. Another client accounted for approximately 11% and 10% of our freight forwarding income for Fiscal 2005 and 2004, respectively.

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

Identifying, acquiring and integrating businesses requires substantial management, financial and other resources and may pose risks with respect to customer service market share and dilution of our investors’ ownership interests in the event we make acquisitions through the issuance of securities. Further, acquisitions involve a number of special risks, some or all of which could have a material adverse effect on our business, financial condition and results of operation. These risks include:

•	unforeseen operating difficulties and expenditures;

•	difficulties in assimilation of acquired personnel, operations and technologies;

•	the need to manage a significantly larger and more geographically dispersed business;

•	impairment of goodwill and other intangible assets;

•	diversion of management’s attention from ongoing development of our business or other business concerns;

•	potential loss of customers;

•	failure to retain key personnel of the acquired businesses; and

•	the use of our available cash, to the extent any is available.

No assurance can be given that any acquisition will be completed, or that such acquisition will increase our earnings and not dilute our investors’ ownership interests in us. If we do not grow through acquisitions and/or through internally generated growth, our competitive position may weaken due to the economies of scale (including greater pricing power) that our competitors will have.

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

Investors will be relying upon our management, upon whose judgment the investor must depend, with only limited information concerning management’s specific intentions.

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

The battle for market share within the freight forwarding industry has traditionally been waged over price, service quality, reliability, the scope of operations and response to customer demand. Increasingly, our competitors are competing for customers based upon the flexibility and sophistication of the technologies supporting their freight forwarding services. Adequate information technology systems afforded by freight forwarders allows freight forwarding customers to manage inventories more efficiently. Many of our competitors have information systems that are significantly more sophisticated than our systems. We have only invested a minimum amount of funds on these systems and do not intend to spend significant funds on such systems in the near future. If our information technology systems are not perceived as assisting our customer’s ability to conduct business efficiently, our service levels, operating efficiency and future freight volumes could decline.

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

We are licensed as an ocean freight forwarder by and registered as an ocean transportation intermediary with the Federal Maritime Commission (“FMC”). The FMC has established qualifications for shipping agents, including surety bonding requirements. The FMC also is responsible for the economic regulation of non-vessel operating common carriers that contract for space and sell that space to commercial shippers and other non-vessel operating common carrier operators for freight originating or terminating in the United States. To comply with these economic regulations, vessel operators and non-vessel operating common carriers are required to file tariffs which establish the rates to be charged for the movement of specified commodities into and out of the United States. The FMC has the power to enforce these regulations by assessing penalties. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than in the United States. We believe we are in substantial compliance with all applicable regulations and licensing requirements in all countries in which we transact business.

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

RISKS RELATING TO US AND OUR SECURITIES

Threatened AMEX Delisting; Defaults on Indebtedness.

On December 1, 2006, the staff of the American Stock Exchange (the “AMEX”) sent us a letter advising that the AMEX staff had filed an application with the Commission to strike our common stock from listing and registration on the AMEX, based upon assertions of alleged events that occurred in 2003 relating to our initial listing application. Following our demand, a hearing has been scheduled to be heard before a Listing Qualifications Panel of the AMEX on April 12, 2007. Our common stock has been listed on AMEX since in or about December 2003.

We believe that the determination by the AMEX staff to seek the delisting of our common stock is predicated on misinterpretations of facts and falsehoods.

The AMEX staff alleges that our common stock should be delisted because we did not meet the AMEX’s initial listing requirements. The AMEX staff alleges that in order to meet the AMEX’s listing requirements and obtain approval of our application to list our common stock on AMEX, our officers and/or agents engaged in a scheme, in conjunction with an AMEX specialist’s former officer, certain market consultants and others, to interfere with the natural forces of supply and demand and artificially increase and/or support the price of our common stock and our issued shares to at least one individual which were not irrevocable, fully paid and non-assessable to satisfy the market value of public float (“MVPF”) initial listing requirement of the AMEX. Additionally, the staff of the AMEX alleges that we concealed the alleged scheme from the AMEX Staff, our stockholders, investors and other market constituents.

We intend to take every lawful action and effort to debunk the allegations of the AMEX staff and to prevent a delisting of our common stock from the AMEX. A delisting of our common stock from the AMEX would trigger the default and cross-default provisions of a substantial portion (not less than $8,000,000) of our indebtedness. We believe with cash and cash equivalent on hand, along with our ability to borrow funds, we will be able to repay this indebtedness. However, there can be no assurance of the accuracy of that belief. If we were unable to repay our indebtedness, our assets (including the capital stock of our U.S. subsidiaries) could be subject to seizure and sale.

It may be difficult to effect transactions in our stock if we are delisted from AMEX.

Although our shares of common stock are currently listed for trading on the AMEX, the AMEX staff has commenced proceedings seeking the delisting of our common stock. There can be no assurance that our common stock will not be delisted. If our common stock were to be delisted from the AMEX, we could become subject to the Commission’s “pennystock” rules. Broker/dealer practices in connection with transactions in pennystocks are regulated by rules adopted by the Commission, and these practices may limit the number and types of people and entities willing to invest in a “pennystock.” For any transaction involving a pennystock, unless exempt, the rules require the delivery, prior to any transaction in a pennystock, of a disclosure statement prepared by the Commission relating to the pennystock market. Disclosure also has to be made about the risks of investing in pennystocks in both public offerings and in secondary trading. The pennystock rules also generally require that prior to a transaction in a pennystock, the broker/dealer make a special written determination that the pennystock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The broker/dealer must provide the customer with current bid and offer quotations for the pennystock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each pennystock held in the customer’s account

We incur increased costs as a result of being a public company, which may divert management attention from our business and impair our financial results.

As a public company, we have and will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Commission and the American Stock Exchange, has required changes in corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We expect these new rules and regulations to make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (a) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (b) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (c) management’s report of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal controls over financial reporting is effective, and (d) a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. Through various extensions granted by the Commission to certain categories of reporting companies, that we are included in, we are not required to comply with the requirements of management’s report on our internal controls over financing reporting and our independent registered public accounting firm’s report on management’s assessment of our internal controls over financing report until our fiscal year ending on December 31, 2007 and 2008, respectively. The Commission may grant further extension for those compliance dates.

To assure continued compliance with Section 404 within the prescribed period, we will engage in a process to document and evaluate our internal controls over financial reporting, which is both costly and challenging. In this regard, we have and will need to dedicate internal resources, engage outside consultants and use a detailed work plan to (a) assess and document the adequacy of internal control over financial reporting, (b) take steps to improve control processes where appropriate, (c) validate through testing that controls are functioning as documented, and (d) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed.

During the audit of our 2006 financial statements, our independent registered public accounting firm identified weaknesses in our internal controls over financial reporting relating to insufficient review and documentation of our allowances for doubtful accounts.

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

If we are unable to remediate all material weaknesses in sufficient time to permit testing of our documentation and remediation efforts relating to these material weaknesses, our auditors may disclaim an opinion or issue an adverse opinion on the operating effectiveness of our internal controls over financial reporting or on management’s assessment of their effectiveness, when the relevant provisions of Section 404 of the Sarbanes Oxley Act of 2002 becomes applicable to us. A disclaimer or an adverse opinion on our internal controls could materially impair the value of our common stock.

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

Control by Alfred Lam; Potential Conflict of Interests.

Alfred Lam, our Chairman of the Board, Director and Treasurer, as a practical matter, is able to nominate and cause the election of all the members of our Board of Directors, control the appointment of our officers and our day-to-day affairs and management of our Company. Mr. Lam beneficially owns approximately 62% of our issued and outstanding voting securities. As a consequence, Mr. Lam can have the Company managed in a manner that would be in his own interests and not in the interests of the other stockholders of the Company.

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

We have issued warrants to certain stockholders in connection with private placement offerings of our securities during our past three fiscal years. In accordance with the respective terms of our A Preferred Stock, Convertible Debt, warrants and any options granted and that may be granted under our stock option plan or to future investors, the holders are given an opportunity to profit from a rise in the market price of our common stock, with a resulting dilution in the interests of the other stockholders. The terms on which we may obtain additional financing during the exercise periods of any outstanding conversion rights, warrants and options may be adversely effected by the existence of such conversion rights, warrants and options. The holders of conversion rights, options or warrants may exercise such conversion rights, options or warrants to purchase our common stock at a time when we might be able to obtain additional capital through offerings of securities on terms more favorable than those provided by such conversion rights, options or warrants. In addition, the investors in the foregoing private securities offerings have demand and “piggyback” registration rights with respect to their securities. Also, certain stockholders that we entered into settlement agreements with provide for certain registration rights. Continuing compliance with such registration rights may involve substantial expense.

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

As a result of our financing transaction with Laurus, certain provisions in our agreements with the two institutional investors required us to reduce the conversion prices of our A Preferred Stock and the exercise prices of the Warrants issued to the two institutional investors to $0.88 per share. This reduction effectively increased the approximate 10% discount below the AMEX reported closing market price on April 8, 2004, to approximately 55%.

The sale of securities pursuant to these private offerings and any future sales of our securities will dilute the percentage equity ownership of then existing owners of the shares of our common stock and may have a dilutive effect on the market price for our outstanding shares of common stock.

As of March 15, 2007, we had 28,619,271 shares of our common stock issued and outstanding. Of those 28,619,271  shares, approximately 8,986,968 shares of our common stock are freely tradable. The foregoing 8,986,968 shares does not give effect to the exercise of any of the conversion rights of the remaining holder of our A Preferred Stock and Laurus in the future, or the exercise of our issued and outstanding warrants and options, including the warrants held by the private investors, as the case may be. Through March 1, 2007,1,072,631 dividend shares have been issued. Also, that number does not include approximately 407,653 shares that were outstanding prior to our acquisition of AGI Logistics (HK) Ltd. that we believe are restricted as to resale pursuant to federal securities laws.

Our A Preferred Stock Creates Disincentives to a merger or other changes in control.

The terms of our A Preferred shares include disincentives to a merger or other change of control, which could discourage a transaction that would otherwise be in the interest of our stockholders.

In the event of a change of control (as defined), the terms of the A Preferred Stock permit the holder to require us to repurchase its shares at a mandatory redemption price (as defined). If the remaining shares of A Preferred Stock continue to be outstanding at the time of a change of control, this could result in a payment to the holders of the greater of 110% of the stated value of those shares ($3,300,000) or the VWAP (as defined) at that time, plus all accrued and unpaid dividends and liquidated damages. The possibility that we might have to pay this large amount of cash would make it more difficult for us to agree to a merger or other opportunity that might arise even though it would otherwise be in the best interests of the stockholders.

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

Our A Preferred Stock Contain Disincentives to obtaining additional financing.

The potential dilution of a common stockholder’s ownership of position in us resulting from our A Preferred Stock has increased substantially as a result of the Conversion Rights of Laurus and the shares that may be issued upon exercise will increase if we sell additional common stock for less than the conversion price applicable to our A Preferred Stock. The terms of our A Preferred Stock require us to adjust the conversion price if we sell common stock or securities convertible into common stock at a lower price than the conversion of our A Preferred Stock as in the case with respect to the Laurus Financing. Any further adjusted price will be that lower price and we will have to issue even more shares of common stock to the holders of our A Preferred Stock than initially agreed on.

Our A Preferred Stock requires quarterly dividends of six (6%) percent per annum. We had the option of paying these dividends in shares of common stock instead of cash and we had, but no longer will be, expected to continue to use that option. The number of shares of common stock that are required to pay the dividends is calculated based on a discount to our market price, so the lower our common stock price, the more shares of common stock it takes to pay the dividends. The continued issuance of these additional shares of common stock will further dilute a stockholder’s ownership position in the Company and put additional downward pricing pressure on the common stock.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS

This item is not applicable to the Company.

ITEM 2. PROPERTIES

Set forth below is summary information of our current operating facilities:

LOCATION	PRINCIPAL USES OF SPACE	(IN SQUARE FEET)	LEASE EXPIRATION
Jamaica, New York	Office Warehouse	6,000 6,000	May 31, 2008 November 30, 2008

Chicago, Illinois	Air and sea freight warehouse/office	1,500	June 30, 2009

Los Angeles, California	Air and sea freight warehouse/office	13,000	June 30, 2011

Singapore	Office Air and sea freight warehouse/office	560 2,000	October 31, 2008

Hong Kong	Office Air freight office& warehouse	28,000 34,000	July 31, 2009 July 31, 2009

Republic of China
Shenzhen, Futian	Office	3,000	December 31, 2007

Guangzhou	Office	4,500	December 31, 2009

Shanghai	Office	5,200	July 31, 2008

Chongqing	Office	1,100	June 30, 2009

Tianjin	Office	3,000	October 31, 2007

We believe that our operating facilities are adequate for our present purposes and those additional operating facilities, if required, will be available to us on reasonably acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

On December 1, 2006, the staff of the American Stock Exchange (the “AMEX”) sent us a letter advising that the AMEX staff had determined to file an application with the Commission to strike our common stock from listing and registration on the AMEX, based upon assertions of alleged events that occurred in 2003 relating to our initial listing application. Following our demand, a hearing has been scheduled to be heard before a Listing Qualifications Panel of the AMEX on April 12, 2007. Our common stock has been listed on AMEX since in or about December 2003.

We believe that the determination by the AMEX staff to seek the delisting of our common stock is predicated on misinterpretations of facts and falsehoods.

The AMEX staff alleges that our common stock should be delisted because we did not meet the AMEX’s initial listing requirements. The AMEX staff alleges that in order to meet the AMEX’s listing requirements and obtain approval of our application to list our common stock on AMEX, our officers and/or agents engaged in a scheme, in conjunction with an AMEX specialist’s former officer, certain market consultants and others, to interfere with the natural forces of supply and demand and artificially increase and/or support the price of our common stock and our issued shares to at least one individual which were not irrevocable, fully paid and non-assessable to satisfy the market value of public float (“MVPF”) initial listing requirement of the AMEX. Additionally, the staff of the AMEX alleges that we concealed the alleged scheme from the AMEX Staff, our stockholders, investors and other market constituents.

We intend to take every lawful action and effort to debunk the allegations of the AMEX staff and to prevent a delisting of our common stock from the AMEX. A delisting of our common stock from the AMEX would trigger the default and cross-default provisions of a substantial portion (not less than $8,000,000) of our indebtedness. We believe with cash and cash equivalents on hand, along with our ability to borrow funds, we will be able to repay this indebtedness. However, there can be no assurance of the accuracy of that belief. If we were unable to repay our indebtedness, our assets (including the capital stock of our U.S. subsidiaries), could be subject to seizure and sale.

The Company wishes to report upon the matter of Grant, Peck and Dean Sessions v. Pacific CMA, Inc. Messrs Peck and Sessions each currently own 128,438 restricted shares in the Company (the “P&S Shares”). This action was commenced by Messrs. Peck and Sessions for declaratory judgment seeking a judicial determination of their right to sell the P&S Shares pursuant to the exemption set forth in Section 4(1) of the Securities Act of 1933, as amended (the “Act”). They further contend that they are not underwriters within the meaning of Section 4(1) because they have held their shares for more than seven years. Messrs. Peck and Sessions have amended their Complaint to include a claim for damages as a result of the Company’s refusal to honor their alleged right to sell their shares.

The Company is vigorously defending this action. It is the Company’s position, inter alia, that Messrs. Peck and Sessions used a reverse merger transaction involving the Company, originally a “blank check company,” in order to circumvent the registration requirements of the Act and to conceal from investors the control over the Company’s issued and outstanding common stock allegedly eligible to be included in the public float or owned by Messrs. Peck and Sessions. As a result of the unique creation of the issued and outstanding shares under common ownership of Messrs. Peck and Sessions, all of the outstanding shares of the Company’s common stock prior to the reverse merger remain “underwriters” shares under the Act. The Company believes that for it to allow these shares to be treated under Commission Rule 144, such treatment would cause the Company to violate the federal securities laws. A trial date has been scheduled for May 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is presently traded on the American Stock Exchange under the trading symbol "PAM" and has been since December 5, 2003. At the close of business on March 15, 2007, there were outstanding 28,597,712 shares of common stock which were held by approximately 273 stockholders of record (and approximately 800 beneficial owners). The closing prices of our Common Stock, as reported on the AMEX, are as follows for the periods indicated:

	High	Low
Year Ended December 31, 2006:
First Quarter	$0.87	$0.67
Second Quarter	$0.73	$0.57
Third Quarter	$0.64	$0.45
Fourth Quarter	$0.46	$0.27

Year Ended December 31, 2005:
First Quarter	$1.01	$0.62
Second Quarter	$1.20	$0.76
Third Quarter	$0.95	$0.69
Fourth Quarter	$0.88	$0.66

We believe that the AMEX is the principal market for our common stock.

DIVIDENDS

We are required to pay dividends to our Series A Preferred Stock holders at a rate of 6%. Since June 1, 2004, we have paid an aggregate of 1,072,631 shares of common stock and $39,179 in cash dividends on shares of A Preferred Stock. Holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available. We have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and is also subject to the terms of the Laurus Financing and our credit facility that could restrict our ability to pay dividends if we do not satisfy certain requirements. The payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

RECENT SALES OF UNREGISTERED SECURITIES

We have sold the following securities during Fiscal 2006 that were unregistered:

Effective May 2, 2006, we completed the restructuring of our outstanding $7.5 million Laurus Credit Facility. As of March 15, 2007, there was $3.12 million outstanding under the Laurus Credit Facility.

The Laurus Credit Facility includes a secured convertible note (the "Convertible Note") in the maximum principal amount of $4 million, which is convertible into shares of the Company's common stock (the "Common Stock") at fixed conversion rates of $0.88 per share with respect to the first $3,750,000 and $1.05 per share with respect to the remaining $250,000.

As part of the Laurus Credit Facility and restructuring of same, we issued warrants to Laurus providing Laurus the right to purchase up to 1,500,000 shares of Common Stock at an exercise price of $1.00 per share.

We also agreed to file a registration statement to cover the re-sales of the shares of Common Stock issuable upon conversion of the Convertible Note and both warrants issued to Laurus. That registration statement became effective on December 1, 2006.

The Company believes that the foregoing sales of its securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and not involving a public offering. Additionally, reliance is also placed on Sections 4(1) and 4(6) of that Act, as Laurus is believed to be an accredited investor based upon information provided by it and (2) Rule 506 of Regulation D, promulgated under Section 4(2) of that act as Laurus represented that it was acquiring the securities for investment not with a view to distribution thereof. In addition, the certificates evidencing such securities bear restrictive legends.

TREASURY STOCK

Based on the resolution of the Board of Directors in October 2005, the Company authorized the repurchase of shares of its outstanding Common Stock, in an aggregate amount not to exceed $500,000. During Fiscal 2006 and 2005, 8,900 and 32,900 shares of common stock were repurchased for $7,796 and $24,827, respectively and reflected at cost as a reduction from stockholders’ equity.

The following table provides information about the Company’s treasury stock transactions during 2006 and 2005:-

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1st through October 31st, 2005	21,500	$0.75	21,500
November 1st through November 30th, 2005	9,200	$0.78	9,200
December 1st through December 31st, 2005	2,200	$0.69	2,200
January 1st through January 31st, 2006	8,900	$0.88	8,900
Totals	41,800	$0.78	41,800	$500,000

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	0	$0.00	1,060,135(1)

Equity compensation plan not approved by security holders	0	$0.00	0

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION

The selected consolidated income statement data for the years ended December 31, 2006, 2005 and 2004, and the selected consolidated balance sheet data as of December 31, 2006 and 2005 set forth below are derived from our audited consolidated financial statements included in this Annual Report and should be read in conjunction with, and are qualified in their entirety by reference to such financial statements, including the notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated income statement data for the years ended December 31, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 set forth below are derived from audited consolidated financial statements of the Company which are not included herein.

	2006	2005	2004	2003	2002
		(Restated)	(Restated)
FREIGHT FORWARDING INCOME	$153,985,746	$125,008,642	$99,600,454	$73,093,164	$52,903,737
OPERATING EXPENSES
Cost of forwarding	132,657,161	107,012,073	84,821,796	62,540,068	45,005,074
General and administrative	20,397,095	16,043,042	13,175,477	9,840,487	6,081,751
Depreciation and amortization	1,154,438	938,321	780,022	762,367	589,523
Stock-based compensation cost	188,762	267,712	286,247	111,143	70,075
	154,397,456	124,261,148	99,063,542	73,254,065	51,746,423
OPERATING INCOME (LOSS)	(411,710)	747,494	536,912	(160,901)	1,157,314
OTHER INCOME (EXPENSE)
Interest and other income	537,399	173,810	302,624	238,361	151,520
Interest expense	(839,658)	(556,985)	(313,920)	(228,178)	(96,420)
Gain on disposal of subsidiary	—	—	—	—	11,390
Settlement of litigation	—	—	—	—	(257,500)
Exchange listing costs	—	—	—	(242,606)	—
Withdrawn registration statement costs	—	—	—	(171,120)	—
Convertible and non-convertible note amortization of deferred financing costs	(98,978)	(44,259)	—	—	—
Amortization of convertible and non-convertible note discount	(67,174)	(35,923)	—	—	—
Equity in income (loss) of affiliate	(7,875)	(56,443)	8,823	—	—
	(476,286)	(519,800)	(2,473)	(403,543)	(191,010)
INCOME (LOSS) BEFORE INCOME TAXES	(887,996)	227,694	534,439)	(564,444)	966,304
PROVISION FOR INCOME TAXES (BENEFIT)	1,618,542	(257,966)	(202,775)	(572,933)	263,454
INCOME (LOSS) BEFORE MINORITY INTEREST	(2,506,538)	485,660	737,214	8,489	702,850
MINORITY INTEREST	9,662	(7,557)	19,197	—	—
NET INCOME (LOSS)	(2,496,876)	478,103	756,411	8,489	702,850
Accretion of Series A Preferred Stock, net to redemption value and dividends	(1,980,084)	(1,392,289)	(714,806)	—	—
Net Income (Loss) attributable to common stockholders	$(4,476,960)	$(914,186)	$41,605	$8,489	$702,850
BASIC EARNINGS PER SHARE (1)	($0.16)	($0.04)	$0.00	$0.00	$0.03
DILUTED EARNINGS PER SHARE (2)	($0.16)	($0.04)	$0.00	$0.00	$0.03
Cash and cash equivalents	$2,783,696	$2,018,093	$1,538,146	$912,240	$441,657
Restricted cash	5,863,185	5,761,246	5,088,088	5,786,064	2,655,589
Total assets	41,355,348	36,271,317	30,217,727	22,387,280	16,652,194
Capital leases obligation, non-current portion	80,855	58,969	64,373	21,592	37,820
Total liabilities	29,355,348	22,047,166	17,309,759	14,532,680	10,897,005
Stockholders’ equity	10,190,411	12,719,429	9,373,815	7,854,600	5,755,189

(1) Based on weighted average basic shares outstanding of 27.5 million, 25.6 million, 25.9 million, 22.8 million, and 21.6 million for 2006, 2005, 2004, 2003, and 2002, respectively.

(2) Based on weighted average diluted shares outstanding of 27.5 million, 25.7 million, 26.1 million, 22.8 million, and 21.7 million for 2006, 2005, 2004, 2003, and 2002, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements, which express or imply that such present and future operations will, or may, produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-K and in the Company's other filings with the Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

ACCOUNTING FOR INCOME TAXES

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision of the consolidated statement of income in each period in which the allowance is increased.

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

During the fourth quarter of 2006, we recorded a valuation allowance for the full amount for our US deferred tax assets aggregating $2,137,000 due to the uncertainties surrounding our ability to utilize some or all of our US deferred tax assets, primarily consisting of certain net operating losses, as well as other temporary differences between book and tax accounting. If the realization of the deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability. Our federal and state net operating loss carry-forwards do not expire for the next 13 to 20 years.

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

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their fair values. During the year of 2006, intangible assets and goodwill amounted to $15,012 and $16,296, respectively was impaired. As of December 31, 2006, goodwill totaled approximately $3.75 million, other intangible assets amounted to approximately $410,400 and our long-lived assets, consisting primarily of net property, plant and equipment, totaled $1,758,832.

ACCOUNTS AND NOTES RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The allowance is provided for accounts with a significant pattern of uncollectibility based on historical experience and management’s evaluation of accounts receivable. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. The Company does not accrue interest on past due receivables.

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

The Company's wholly owned subsidiary, AGI Logistics (HK) Ltd. ("AGI"), operates an integrated logistics and freight forwarding business which is based in Hong Kong. The principal services are provided by AGI and its own subsidiaries (wholly owned and majority owned) and its associated (those companies that it holds a minority equity position) companies. At December 31, 2006, AGI wholly-owned subsidiaries included Careship International Transportation Limited (formerly known as Shenzhen Careship International Transportation Ltd.) ("HK Careship"), Pacific CMA Limited (formerly known as AGI China Limited) and WCL Global Logistics Limited (“WCL”) which were acquired by AGI in 2000, 2002 and 2006, respectively. The majority owned subsidiaries included AIO Global Logistics Limited (62%) and SDA Forwarding Co. Limited (51%). AGI also has equity investments in affiliates: Shanghai Air Cargo Ground Handling Services Ltd (“Shanghai Air Cargo”), Vantage Point Services Limited (“Vantage Point”), Careship International Transportation Ltd. (“Careship International”) and Careship Aviation Limited (“Careship Aviation”) of 35%, 40%, 46.92% and 20% of their total equity, respectively.

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

RESULTS OF OPERATIONS

The following discussion, concerning the results of operations, liquidity and capital resources of Pacific CMA, is based solely upon the business operations that are carried on by the Company's subsidiaries for Fiscal 2006, Fiscal 2005 and Fiscal 2004.

The following is a list of significant new developments occurring during the year ended December 31, 2006:

•	Our operation team for the European Market is strengthened by hiring new personnel in Hong Kong;

•
On February 28, 2006, the Company acquired an additional 49% of the outstanding stock of WCL Global Logistics Ltd (“WCL”) for $597,945, increasing our ownership percentage of WCL from 51% to 100% and in turn WCL became a wholly owned subsidiary of the Company. WCL is a non-asset based logistics services company based in Hong Kong. It also has a branch office in Guangzhou, PRC, which handles both air and ocean shipments all over the world. Goodwill and intangible assets of $514,586 and $50,646 respectively, were recognized in this transaction;

•
On July 1, 2006, the Company acquired an additional 11% of the outstanding stock of AIO Global Logistics Limited (“AIO”) for $11,315, increasing our ownership percentage of AIO from 51% to 62%. AIO is a non-asset based logistics services company based in Hong Kong. Goodwill of $6,735 was recognized in this transaction;

•
On July 1, 2006, the Company acquired 51% of the stock of SDA Forwarding Co. Limited (“SDA”) for $15,300. SDA is a non-asset based logistics services company based in Hong Kong. SDA was acquired to strengthen our sales and customer base in South East Asia;

•
On July 1, 2006, the Company invested $20,000 for 20% of the outstanding stock of Careship Aviation Limited (“Careship Aviation”). Careship Aviation is a joint venture project among independent third parties to provide non-asset based logistics services in Shanghai PRC and Hong Kong. It was acquired to strengthen our sales and services to our customer base in Hong Kong and to strengthen our sales and customer base in Shanghai. Careship Aviation did not engage in any business activity during 2006.

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

The majority of our transactions are denominated in Hong Kong dollars or United States dollars. The risk due to exchange rate fluctuation is negligible so long as the Hong Kong dollar remains "pegged" to the United States dollar. Sales are made on credit, generally thirty days, or on a cash basis. We have a credit control policy, that our employees have been instructed to follow by checking or obtaining the credit reference of new customers, the credit records of our customers are reviewed by senior staff and a chief executive officer of the Company’s respective subsidiaries must give his/her prior approval for orders in excess of a pre-determined amount. We, on the other hand, receive credit on a short-term basis, generally thirty days, from airlines and shipping lines and the settlement is usually on a cash basis. In USA, we generally have to pay shipping lines immediately.

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

Total revenue for the year ended December 31, 2006 increased approximately 23% compared with the year ended December 31, 2005, from $125,008,642 in 2005 to $153,985,746 in 2006. The increase in revenue was primarily the result of the organic growth of AGI, HK Careship and Airgate, in addition to the inclusion of the full year results of WCL in 2006 after the acquisition in July 2005.

Revenue derived from the operations of AGI and its subsidiaries (“AGI Group”) increased approximately 32% during 2006 as compared with 2005. The significant organic growth of AGI Group was the result of the following factors:

•	An increase in the routed freight traffic from the existing agency partners;

•	Improvements in the agency network which enabled AGI Group to secure new freight business;

•
The establishment of three additional branch offices in Chongqing, Tianjin and Futian, PRC by HK Careship in the Mainland China, a subsidiary of AGI, during 2004. All of the operations of our former Yantian office were combined with the nearby Futian office. Their close proximity within the Shenzhen Province made that combination warranted; and

•	The inclusion of the results of WCL after the acquisition on July 1, 2005.

The revenue of Airgate represented approximately 56% of our total revenue for 2006. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. Revenue derived from the operations of Airgate increased approximately 13.4% for the year 2006 when compared with 2005. The increase is the result of the effort of Airgate's staff to add additional customers during 2006.

Total revenue derived from Paradigm and AGI Singapore amounted to approximately $18.83 million, which represents approximately 12.2% of total revenue of the Group.

When compared with 2005, the cost of forwarding for 2006 increased approximately 24%, from $107,012,073 in 2005 to $132,657,161 in 2006. The increase in costs was primarily the result of the organic growth of the Company and the full year results of WCL since the acquisition in July 2005.

Gross profit margin slightly decreased from approximately 14.39% in 2005 to approximately 13.85% in 2006 while the gross profit (revenue minus cost of forwarding) for the year 2006 increased 18.51%, from $17,996,569 in 2005, to $21,328,585 in 2006.

Net loss attributable to common stockholders for the year 2006 increased approximately 389%, from $914,186, which is after restatement, in 2005, to $4,476,960 in 2006. The increase in net loss was mainly due to the significant increase in general and administrative costs, accretion of Series A Preferred Stock net to redemption value and dividends, and a valuation allowance for the full amount for our US deferred tax assets. Details of expense fluctuations will be discussed in the sections "Operating expenses" and "Non-operating expenses" respectively.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIR FREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 21%, from $78,756,811 in 2005 to $95,238,064 in 2006. Airfreight revenue for foreign operations (that includes AGI Group and AGI Singapore) was $44,795,225, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $61,343,402, and offsetting inter-company transactions totaled $10,900,563. The volume of airfreight improved in 2006 compared with 2005. The increase was primarily due to (i) an increase in routing orders from Asia to the United States as a result of new customers and agents in India, Japan and Turkey who joined the Group during 2005, (ii) The maturing of the 5 branches in PRC which are operated by HK Careship; (iii) the acquisition of Paradigm on April 30, 2004 and it is commencing additional operations in Los Angeles, California, in July 2004; (iv) AGI Singapore joining the Company in the third quarter of 2004; (v) and WCL joining the Company in July 2005.

Costs for the airfreight forwarding operations increased approximately 23%, from $66,235,453 in 2005 to $81,471,805 in 2006. Airfreight cost attributable to foreign operations was $38,584,798, while airfreight cost attributable to domestic operations was $53,763,542, and offsetting inter-company costs were $10,876,535. The airfreight cost increase in 2006 was due to the collection of airline surcharges for security, advance cargo manifest and fuel. This was partially offset by economies of scales and a more efficient use of cargo mix. Gross profit margin slightly decreased from approximately 15.90% in 2005 to approximately 14.45 % in 2006. As a result of increased revenues, overall gross profits increased approximately 10% to $13,766,259.

Total segment overhead attributable to the airfreight operation increased by approximately 53%, from $4,667,598 in 2005 to $7,151,149 in 2006, as a result of greater resources being allocated to airfreight operations. Details regarding the increase in overhead expenses are discussed below in "Non Operating Income and Expenses".

Overall, net segment income for the airfreight operation decreased by approximately 16% from $7,853,760 in 2005 to $6,615,110 in 2006. The decrease in net income was mainly the result of higher segment overhead.

SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 27% to $58,747,682 in 2006 from $46,251,831 in 2005. Sea freight revenue for foreign operations was $21,075,142, while sea freight revenue for domestic operations was $39,345,568, and offsetting inter-company transactions were $1,673,028. The increase in revenue was due to the contribution from the new branch offices of HK Careship in China, and the increase in quantity of freight consolidation by Airgate Chicago, new customers in European countries and our agents in India, Japan and Turkey introduced more customers into our network, which led to greater revenue from the Shanghai market in the second and third quarters.

Costs for the sea freight forwarding operation increased approximately 26%, from $40,776,620 in 2005 to $51,185,356 in 2006. Sea freight costs attributable to foreign operations were $17,403,865, while costs attributable to domestic operations were $35,478,547, and inter-company costs were $1,697,056. However, the gross profit margin increased from approximately 11.84% in 2005 to approximately 12.87% in 2006. As a result of increased revenues, overall gross profits increased approximately 38%, to $7,562,326.

Total segment overhead attributable to the sea freight operation increased approximately 74%, from $2,403,088 in 2005 to $4,180,554 in 2006. Overall net income for the sea freight operation increased approximately 10%, from $3,072,123 in 2005 to $3,381,772 in 2006. The increase in net income was mainly the result of the organic growth.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately 27%, to $20,397,095 in 2006 from $16,043,042 in 2005. There was a significant incremental increase in expenses for the following items in this year: sales commissions, overseas traveling, entertainment, rent and rates, as well as salaries and allowance. Including in the general and administrative expenses is also a $520,713 additional accounts receivable reserve. As the Company has been continuously growing and in order to cope with the growth in 2007, our staff planning needs called for the hiring of additional staff throughout our offices during 2006.

Sales commission: Sales commission increased approximately 20% from $2,475,538 in 2005 to $2,973,606 in 2006 as a result of the increase is a result of increase in freight forwarding income in 2006.

Overseas traveling: Expenses related to overseas traveling increased approximately 30%, from $344,524 in 2005 to $447,069 in 2006. The increase in travel expenses was due to costs attributable to an increased number of trips to Mainland China, Japan, South East Asia and European countries to promote our freight business.

Rent and Rates: Rent and rates increased approximately 55%, from $759,229 in 2005 to $1,180,272 in 2006. The increase was due to the new leases for the expansion of the office spaces in our HK and Los Angeles offices during 2006 in order to cope with the growth of these subsidiaries.

Salaries and allowance: Salaries and allowance increased approximately 22% from $7,124,735 in 2005 to $8,714,751 in 2006. This increase was the result of the addition of approximately 39 staff persons during 2006 needed to keep pace with our growth.

STOCK-BASED COMPENSATION COST

Stock-based compensation cost decreased 29% from $267,712 in 2005 to $188,762 in 2006. The decrease in compensation cost was primarily due to the Company issuance of 100,000 shares of common stock to an independent consultant in 2005 and recorded the estimated fair value of the stock of $82,500 as compensation cost. Details of the stock grant and cancellation are summarized as follows:

Other Stock Grants

Date of Granting	Service Period for the grantees	Number of Common Stock Granted	Number of Common Stock Granted Subsequent Cancelled	Nature of the Stock Granted
November 2003	Jan 1, 2004 to Dec 31, 2005	1,700,000	850,000	Restricted

November 2003	Jan 1, 2004 to Dec 31, 2008	50,000	0	Restricted

November 2003	Jan 1, 2004 to Dec 31, 2013	200,000	200,000	Restricted

March 2004	Mar 1, 2004 to Dec 31, 2005	100,000	0	Registered with the SEC by Filing a Form S-8 Registration Statement

September 2006	2006	74,000	0	Restricted

2000 Stock Plan

Date of Granting	Service Period for the grantees	Number of Common Stock Granted
May 2004	2004	5,000
January 2005	2005	67,008
September 2006	2006	32,315

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 23% from $938,321 in 2005 to $1,154,438 in 2006. The increase was mainly attributable to purchases of additional computer hardware and software for the implementation of new logistics system and office renovation at Airgate.

Amortization arises from intangible customer relationship assets recorded in conjunction with the acquisitions of Airgate on April 30, 2002, Paradigm on April 30, 2004 and WCL on July 1, 2005. These intangible assets are amortized on a straight-line basis over a period of five to eight years. During the year ended 2006 and 2005, the amortization expense attributable to this asset was $607,419 and $589,825, respectively, an increase of $17,594.

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

Interest and other income increased from $173,810 in 2005 to $537,399 in 2006. This increase is mainly due to the $104,233 management fee received by AGI Singapore during the 2006.

INTEREST EXPENSE

Interest expense increased to $839,658 in 2006 from $556,985 in 2005. The increase in interest expense is primarily due to the Convertible Note and Non-Convertible Note borrowed in Aug-2005 were outstanding for the full year in 2006 versus only five months in 2005.

CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE AMORTIZATION OF DEFERRED FINANCING COST

The deferred financing costs related to Convertible Note and Non-Convertible Note is amortized over their term to maturity, which is three years. A total of $98,978 and $44,259 was expensed in 2006 and 2005, respectively. The increase in expense was the result of the notes being outstanding for the full year in 2006 versus only five months in 2005.

AMORTIZATION OF CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE DISCOUNT

This discount is amortized ratably over the term of the Minimum Borrowing Note and Revolving Note, which is three years. A total of $67,174 and $35,923 of the discount was amortized into expense in 2006 and 2005, respectively. The increase in expense was the result of the notes being outstanding for the full year in 2006 versus only five months in 2005.

ACCRETION OF SERIES A PREFERRED STOCK, NET TO REDEMPTION VALUE AND DIVIDENDS

Accretion of Series A Preferred Stock and Dividends was $1,980,084 and $1,392,289 in 2006 and 2005, respectively. The increase is primarily related to the conversion of 1,450 shares of preferred stock into common stock during 2006. The remaining discount related to those shares was expensed as of the date of conversion.

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

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

Net income (loss) attributable to common stockholders for the year 2005 decreased approximately 2297%, from net income of $41,605 in 2004, to net loss of $914,186 in 2005. The decrease in net income was mainly due to the significant increases in accretion of Series A Preferred Stock net to redemption value and dividends. Details of expense fluctuations will be discussed in the sections "Operating expenses" and "Non-operating expenses," respectively.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIR FREIGHT OPERATIONS: Revenue from airfreight operations increased approximately 21%, from $65,169,422 in 2004 to $78,756,811 in 2005. Airfreight revenue for foreign operations (that includes AGI Group and AGI Singapore) was $33,496,181, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $54,302,828, and offsetting inter-company transactions totaled $9,042,198. The volume of airfreight improved in 2005 compared with 2004. The increase was primarily due to (i) an increase in routing orders from Asia to the United States as a result of new customers and agents in India, Japan and Turkey who joined the Group during 2005, (ii) The maturing of the 5 branches in PRC which are operated by HK Careship; (iii) the acquisition of Paradigm on April 30, 2004 and it is commencing additional operations in Los Angeles, California, in July 2004; (iv) AGI Singapore joining the Company in the third quarter of 2004; (v) and WCL joining the Company in July 2005.

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

Total segment overhead attributable to the airfreight operation increased by approximately 25%, from $3,736,484 in 2004 to $4,667,598 in 2005, as a result of greater resources being allocated to airfreight operations. Details regarding the increase in overhead expenses are discussed below in "Non Operating Income and Expenses".

Overall, net segment income for the airfreight operation increased by approximately 24% from $6,341,289 in 2004 to $7,853,760 in 2005. The increase in net income was mainly the result of our organic growth as well as the inclusion of a full year of operating results of subsidiaries acquired during 2004 and the WCL acquisition in July 2005.

SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 34% to $46,251,831 in 2005 from $34,431,032 in 2004. Sea freight revenue for foreign operations was $15,519,831, while sea freight revenue for domestic operations was $31,439,207, and offsetting inter-company transactions were $707,207. The increase in revenue was due to the contribution from the new branch offices of HK Careship in China and the increase in quantity of freight consolidation by Airgate Chicago.

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

STOCK-BASED COMPENSATION COST

Stock-based compensation cost decreased 6.5% from $286,247 from 2004 to $267,712 in 2005. The decrease in compensation cost was primarily due to the Company issuance of 50,000 shares of common stock to a business advisor in March 2004 and recorded the estimated fair value of the stock of $57,750 as compensation cost. Details of the stock grant and cancellation are summarized as follows:

Other Stock Grants

Date of Granting	Service Period for the grantees	Number of Common Stock Granted	Number of Common Stock Granted Subsequent Cancelled	Nature of the Stock Granted
November 2003	Jan 1, 2004 to Dec 31, 2005	1,700,000	850,000	Restricted

November 2003	Jan 1, 2004 to Dec 31, 2008	50,000	0	Restricted

November 2003	Jan 1, 2004 to Dec 31, 2013	200,000	200,000	Restricted

March 2004	Mar 1, 2004 to Dec 31, 2005	100,000	0	Registered with the SEC by Filing a Form S-8 Registration Statement

September 2006	2006	74,000	0	Restricted

2000 Stock Plan

Date of Granting	Service Period for the grantees	Number of Common Stock Granted
May 2004	2004	5,000
January 2005	2005	67,008
September 2006	2006	32,315

Compensation cost is measured at the grant date based on the estimated fair value of the securities. It is recognized as an expense over the service period required under the service agreements with those parties. The unearned portion of the compensation cost related to employees is recorded in equity as unearned compensation cost, while the unearned portion of compensation cost related to the independent sales representative is recorded as a prepaid asset

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 20% from $780,022 in 2004 to $938,321 in 2005. The increase was mainly attributable to purchases of additional computer hardware and software for the implementation of new logistics system and office renovation at Airgate.

Amortization arises from intangible customer relationship assets recorded in conjunction with the acquisitions of Airgate on April 30, 2002, Paradigm on April 30, 2004 and WCL on July 1, 2005. These intangible assets are amortized on a straight-line basis over a period of five to eight years. During the year ended 2005 and 2004, the amortization expense attributable to this asset was $589,825 and $575,561, respectively, an increase of $14,264.

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

Interest and other income decreased from $302,624 in 2004 to $173,810 in 2005. This decrease is mainly due to the decrease in the one-time management fee and other income recorded by Airgate Chicago and AGI in the 2004. While the other income decreased, there was an increase in interest income due to the rising interest rates and the increase in the amount of bank pledge deposits securing additional banking facilities.

INTEREST EXPENSE

Interest expense increased to $556,985 in 2005 from $313,920 in 2004. The increase in interest expense is primarily due to an increase in short-term working capital financing and the increases in interest rates during the 2005 compared to 2004.

CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE AMORTIZATION OF DEFERRED FINANCING COST

The deferred financing costs related to Convertible Note and Non-Convertible Note is amortized over their term to maturity, which is three years. A total of $44,259 and none was expensed in 2005 and 2004, respectively. The increase in expense was the result of the notes was borrowed and being outstanding for five months in 2005.

AMORTIZATION OF CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE DISCOUNT

This discount is amortized ratably over the term of the Minimum Borrowing Note and Revolving Note, which is three years. A total of $35,923 and none of the discount was amortized into expense in 2005 and 2004, respectively. The increase in expense was the result of the notes was borrowed and being outstanding for five months in 2005.

ACCRETION OF SERIES A PREFERRED STOCK, NET TO REDEMPTION VALUE AND DIVIDENDS

Accretion of Series A Preferred Stock and Dividends was $1,392,289 and $714,806 in 2005 and 2004, respectively. The increase is primarily related to the conversion of 550 shares of preferred stock into common stock during 2005. The remaining discount related to those shares was expensed as of the date of conversion.

LIQUIDITY AND CAPITAL RESOURCES

We provided (used) approximately $266,000, ($308,000) and ($3,522,000) of cash from operating activities in 2006, 2005 and 2004, respectively. This increase in cash from operations was mainly attributable to less amounts used in accounts payable and accrued expenses.

Net cash used in investing activities was $3,033,408, $945,893 and $774,845 in 2006, 2005 and 2004, respectively. In 2006, we used $1,507,104 to acquire plant and equipment to improve our office facilities, and used $624,560 and $108,020 for the acquisition of subsidiaries and associates respectively. We also used $955,656 for the deposit for potential equity investment. We received $23,964 from the disposal of property and equipment, and $37,968 from the equity investment in affiliates. We also received $100,000 for the deposit refund from two potential equity investments.

Net cash provided by financing activities was $3,530,426, $1,724,467 and $4,908,197 in 2006, 2005 and 2004 respectively. During 2006, we made principal payments under capital lease obligations and loan from minority shareholder of $68,915 and 39,124 respectively. Net proceeds from note payable in bank were $1,841,485 and $116,200 was used to repay the revolving note from Laurus. With our lockbox arrangement with Laurus and the banking facilitates with other banks our restricted cash increased $101,939. Moreover, net proceeds from other short term borrowings were $1,927,995 and we received $94,920 from the injection under capital lease obligation. Also, $7,796 was used to repurchase treasury stock of the Company.

Working capital was $7,150,895 (inclusive of restricted cash of approximately $5.9 million) and $9,897,392 as of December 31, 2006 and December 31, 2005 respectively. We believe that we will be able to rely on cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following December 31, 2006. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs, if any.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

We have entered into various contractual obligations, which may be summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years
	$	$	$	$
Capital Lease Obligations	162,050	71,089	73,915	17,046
Operating Leases	3,972,290	1,654,252	2,055,900	262,138
Cargo Space Commitments	2,052,345	2, 052,345	—	—
Series A Preferred Stock and Cumulative Dividends	3,245,500	182,500	3,063,000	—

We have capital lease obligations of $162,050 as of December 31, 2006, of which $71,089 is repayable within one year, and $90,961 is repayable after one year.

We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong, Singapore and China. The total outstanding lease commitments under non-cancelable operating leases are $3,972,290 as of December 31, 2006. As of December 31, 2006, the current portion of these commitments of $1,654,252 is payable within one year.

We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of December 31, 2006, the amount outstanding for such commitments to be entered in 2007 was approximately $2 million.

As of December 31, 2006, our commercial commitments may be summarized as follows:

	Total Amounts	Amount of Commitment Less than	Expiration Per Period
Other Commercial Commitments	Committed	1 year	1-3 years
	$	$	$
Overdraft	2,693,511	2,693,511
Invoice Trust Receipt	4,020,940	4,020,940
Guarantees by bank	1,223,040	928,149	294,891
Minimum Borrowing Notes, net of discounts of $487,189	3,154,512	—	3,154,512
Payable - minority shareholders	123,893	123,893	—

As of December 31, 2006, to finance our working capital, our available banking facilities were approximately $9,925,450 obtained from creditworthy commercial banks in Hong Kong. As of that date, the total amount of bank credit facilities utilized was $6,714,451. This was made up of (i) $2,693,511 of overdrafts; (ii) $4,020,940 of invoice trust receipts. Moreover, we have a borrowing facility with Laurus Master Fund Ltd, subject to certain requirements. The total available amount of the credit facility is $7.5 million. As of December 31, 2006, the total amount outstanding for the credit facility, net of discount is $3,154,512.

While the banks are not obligated to advance any further funds to us, we believe that absent any significant downtrend in business, these sources of credit will continue to be available to us.

OUTLOOK

We believe the following factors may have a positive impact on our future results of operation and our financial conditions:

CHINA'S INCREASED EXPORTS

According to the report on China’s 2006 Economic, Social Development Plan issued by official Chinese News Agency Xinhua, China’s economy growth was fast yet steady. China’s GDP for the year 2006 reached 20.94 trillion yuan, up 10.7 per cent from the year before. Economic development became more stable, and the development of service industries related to business and production such as logistics, banking, insurance and information services was accelerated.

The report states that vigorous efforts were made to change the pattern of growth of China’s foreign trade. The country’s export and import volume reached US$1.76 trillion in 2006, up 23.8 per cent from the year before. Because the current international environment should remain favorable overall, and domestic enterprises and their products are becoming more competitive, growth in exports should remain strong. There should reasonable increase in the scale of imports as a result of the end of the transition period for China’s WTO entry coupled with policies to encourage imports and the service trade, which should hold down the excessive rate of increase in the trade surplus certain extent.

The report also estimates that government revenue for the year 2007 will total 4.4065 trillion yuan, with GDP increasing by about 8%. GDP growth has hovered around 10% or slightly higher in recent years.

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

Through our Hong Kong-based AGI Logistics (HK) Ltd and Careship International Transportation Limited, we believe we can enjoy "first mover" advantage; that is, we believe that our Hong Kong-based subsidiaries can benefit from CEPA because we have experience in doing business in, and we believe that we are knowledgeable in the PRC regulations and business practices. We believe that our existing offices in Hong Kong and Mainland China can also respond quicker than other U.S. freight forwarders to ongoing developments in China.

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

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Foreign exchange rates sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical change in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. As one of the major subsidiaries uses the Hong Kong Dollar (HKD), which has been linked to the U.S. Dollar at a rate of HK$ 7.8 to US$ 1, as its functional currency, there has been no material change in the Company's foreign exchange risk exposure. However, if HKD was unlinked to the US Dollar, an average 10% weakening of the U.S. Dollar, throughout the year ended December 31, 2006, would have had the effect of raising operating income approximately $77,066. An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income by approximately $94,192.

The Company currently does not utilize any derivative financial instruments or hedging transactions to manage foreign currency risk.

INTEREST RATE RISK

The Company does not currently utilize derivative financial instruments to hedge against changes in interest rates. At December 31, 2006, the Company had cash and cash equivalents and restricted cash of approximately $8,600,000 and short-term borrowings of approximately $9,100,000, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings.

In management's view, there has been no material change in Company's market risk exposure between 2005 and 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained in this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - December 31, 2006 and 2005;

•	Consolidated Statements of Operations - Years ended December 31, 2006, 2005 and 2004;

•	Consolidated Statements of Stockholders' Equity - Years ended December 31, 2006, 2005 and 2004;

•	Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004; and

•	Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 6, 2006, the Company dismissed BKD, LLP (the “Former Accountant”) from serving as our independent registered public accounting firm. The decision to dismiss the Former Accountant was approved by our Audit Committee of the Board of Directors. On July 6, 2006, our Audit Committee of the Board of Directors engaged Virchow, Krause & Company, LLP (the “New Accountant”) as our new independent registered public accounting firm.

The Former Accountant was our independent registered public accounting firm for the previous three fiscal years and for the period since then and until July 6, 2006. During the foregoing period, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

We had provided the Former Accountant with a copy of this disclosure (as it was contained in our form 8-K filed on July 12, 2006), and he requested that the Former Accountant furnish us with a letter addressed to the Commission stating whether he agrees with the above statements and, if not, stating the respects in which he does not agree. A copy of such letter from the Former Accountant to the Commission, dated July  11, 2006 is filed as Exhibit 16.1 to our Current Report on Form 8-K filed on July 12, 2006.

We reported material weaknesses in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”). The following description is qualified in its entirety by the complete descriptions of these matters set forth in Item 9A below.

We identified the following material weaknesses as of December 31, 2005: insufficient review of allowances for doubtful accounts; lack of documented second review; the approval of journal entries; improper sales; and purchases cutoff and our then Chief Financial Officer not being active enough. We believe that with the replacement of our Chief Financial Officer, as reported elsewhere herein, all corrective measures have been remediated.

Prior to July 6, 2006, the date that the New Accountant was engaged as our independent registered public accounting firm:

(1) We did not consult the New Accountant regarding whether the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements;

(2) Neither a written report nor oral advice was provided to us by the New Accountant that they concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues; and

(3) We did not consult the New Accountant regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9.A. CONTROLS AND PROCEDURES

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

Virchow, Krouse and Company, LLP ("VK"), our independent auditors, advised our management and Audit Committee that during the course of the 2006 audit, material weaknesses in internal control were noted relating to an insufficient review of our allowance for doubtful accounts.

Based on discussions with our auditors, we recognize a need to enhance procedures. In 2006, we have provided approximately $520,000 additional reserve on our accounts receivable and corrected the material weaknesses by enhancing review procedures in the first quarter of 2007.

Consequently, taking into account the issues and corrective measures described above, based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures as of December 31, 2006 were effective to ensure that material information relating to us and our consolidated subsidiaries is made known to them by others within those entities to allow timely decisions regarding required disclosures.

Except for the corrective measures referred to above, there have been no other changes in our internal controls, or in other factors that could significantly effect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

ITEM 9.B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person’s business experience during the past five (5) years. Their business experience is based on information provided by each of them to us. Directors are to be elected annually at our annual meeting of Stockholders and served in that capacity until the earlier of their resignation, removal or the election and qualification of their successor. Executive officers are elected annually by our Board of Directors to hold office until the earlier of their death, resignation, or removal.

NAME	AGE	POSITIONS HELD AND TENURE
Alfred Lam	54	Chairman, Chief Executive Officer, Treasurer and Director since August 2000

Scott Turner	52	President and Director since August 2000

Louisa Chan	46	Director since August 2000

Ling Kwok	35	Executive Vice President since May 2006

John Mazarella	71	Chief Financial Officer since July 2006

Kaze Chan	40	Executive Vice President since August 2000 and Director since September 2002

Rango Lam	35	Secretary since August 2000

Kwong Sang Liu	45	Director since October 2003

Kenneth Chik	44	Director since January 2005

Chung Leung Yu	36	Director since June 2005

BIOGRAPHICAL INFORMATION

MR. ALFRED LAM serves as Chairman of the Board of Directors, CEO and Treasurer. He has been a Director since December 2000. He has served in similar capacities with our predecessors for more than the past five years. He has over 24 years of experience in the freight forwarding industry during which period he established relationships with airlines, shipping lines, customers and overseas agents.

MR. SCOTT TURNER has been our President and a Director since December 2000. He is a co-founder of our subsidiary, Airgate International Corporation, and has served as its President for more than 10 years.

MS. LOUISA CHAN has been a director of the Company since December 2000. She has a Diploma of Accounting. She is the spouse of Alfred Lam.

MR. LING KWOK became our Executive Vice President in charge of strategic development in May 2006. He has been a member of the board of directors of Ergo Science Corp. (“Ergo”) since 2005. Ergo is a publicly traded business information service provider. Mr. Kwok has also been director of Axis NA, an apparel design manufacturer since 2005. From 2002 until joining Ergo, he was a private equity investor. From 2000 until 2002, Mr. Kwok was an investment banker with Pacific Solutions Group. He also was an investment banker with Morgan Stanley & Co. from 1996 until 2000. Mr. Kwok received his B.A. degree, with honors, from Trinity College in both Economics and Asian Studies.

MR. JOHN MAZARELLA has been our Chief Financial Officer since July 2006. Mr. Mazarella has been employed by us since January 2005, being responsible for corporate communications, capital market strategies, investor relations and financial reporting. Prior to his becoming associated with us, Mr. Mazarella had been, for more than the past five years, a principal of a consulting firm specializing in mergers, acquisitions and investment banking.

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

MR. KENNETH CHIK was appointed to the Board of Directors in January 2005 and is a member of the audit committee. Mr. Chik is a Barrister at Law in Hong Kong and for more than the past five years has been in private practice in Hong Kong. Mr. Chik has a broad-based litigation practice including real property, trust contract, company and general commercial disputes.

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

The Board of Directors has designated Liu Kwong Sang as a “financial expert” as such term is defined in 401(h) of Regulation S-K promulgated under the Securities Act of 1933, as amended. Our Board of Directors believes that Kwong Sang Liu, Kenneth Chik and Chung Leung Yu are "independent directors" as defined by the rules of the AMEX and the SEC. Our Audit Committee will review and reassess the adequacy of the Audit Committee Charter at least annually. The Audit Committee consists of three independent members. Kwong Sang Liu and Chung Leung Yu are professionally engaged in the practice of accounting and auditing.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended, requires our officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Commission. Based solely on a review of the forms filed with the SEC and that we have received, we believe that, during the year ended December 31, 2006 all Section 16 filing requirements applicable to our current officers, directors and greater than 10% beneficial owners were complied with by such persons except for the following:

CODE OF ETHICS

Our Board of Directors has adopted a Code of Ethics for senior financial officers that applies to our Chief Executive Officer and other senior financial officers. A copy of our Code of Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The Board of Directors of the Company determines the compensation of its Executive Officers. We are not required to have a compensation committee. We, as approximately 62% of our voting equity is beneficially owned by Alfred Lam, are a “controlled company” as defined by the AMEX’s Rules and Regulations. The Board’s compensation objective is intended to attract and retain the best available talent while efficiently utilizing available resources, retain executives with the education, skills, and experience necessary for maintaining and expanding international logistical supply services. The Board seeks to compensate employees with a package competitive with comparable employers in the international logistical supply service industry while maintaining internal and external equality and aligning senior management’s compensation with the long-term interests of stockholders.

In making compensation allocations, the Board also relies in part upon prior employment with the Company, past contributions, loyalty to the Company and expected future contributions to the Company. The allocations made by the Board is consistent with the results in their evaluation.

Base Salaries. The Board provides its executive management with a level of assured cash compensation in the form of base salary that is competitive in the market, except for our CEO, who is also the Company’s principal stockholder. Our CEO, Mr. Lam, has consistently offered to restrict his compensation. His compensation bears no relationship to his full-time efforts being devoted to all aspects of the Company and its operations. The Board believes that Mr. Lam is expecting substantial increases in his investment in the Company.

Our President, Mr. Turner, is a founder of our principal subsidiary, Airgate. At the time of our acquisition of Airgate, he had entered into an employment agreement that has now expired. From the time of Airgate’s acquisition to date, Mr. Turner’s compensation has not increased. The Board also bases compensation upon the experience level of the individual executive, consistent with other companies with similar performance characteristics, and promotes sound judgment in daily decision making. The Board still has not concluded the appropriate base salary for our President and Chief Financial Officer for 2007.

Incentive Bonuses. The Committee has award incentive cash bonuses based upon tenure, prior arrangements with the Company and performance .

Perquisites and Other Benefits. The Board annually reviews the perquisites that each management executive receives. The current available perquisites for our executives’ management are lease payments for vehicles.

Board Process. The Board of Directors approves all compensation awards to executive officers reviewing the performance and compensation of the executive officers, and following discussions with those individuals, establishes their compensation levels.

Director Compensation

Director compensation is evaluated and recommended by the Board and approved by the full Board of Directors. The Company pays directors who are also employees for their service as officers, all other directors are compensated for their service as directors.

The following table sets forth the annual and long-term compensation paid for the fiscal years ended December 31, 2004, 2005 and 2006 to our Chief Executive Officer, Chief Financial Officer and President (collectively, the "Named Executive Officers") and our other officers and those of our subsidiaries whose compensation exceeded $100,000 in any of those years.

Summary Compensation Table

Annual Compensation

Name and Positions	Fiscal Year	Salary		Bonus		Long-Term Compensation Awards Securities Underlying Options (#)		All Other Compensation
(NAMED EXECUTIVE OFFICERS)
Alfred Lam, Chairman of the Board of Directors, Chief Executive Officer and Treasurer	2004 2005 2006	$ $ $	67,375 82,335 79,066	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0
John Mazarella, Chief Financial Officer	2006		$102,000		$0		$0		$0
Scott Turner, President	2004 2005 2006	$ $ $	249,500 249,500 285,952	$ $ $	29,976 29,976 16,742	$ $ $	0 0 0	$ $ $	24,000 24,000 28,060	*
Ling Kwok, Executive Vice President	2006		$144,673		$0		$0		$0
(OTHER OFFICERS)
Thomas Zambuto, Vice President of Airgate International Corp.	2004 2005 2006	$ $ $	249,500 249,500 285,952	$ $ $	29,976 29,976 31,742	$ $ $	0 0 0	$ $ $	24,000 24,000 12,040	*
Stanley Lee, Chief Executive Officer of Airgate International Corp.	2004 2005 2006	$ $ $	273,802 292,725 317,154	$ $ $	0 70,000 18,540	$ $ $	0 0 0	$ $ $	4,752 4,717 4,710	* * *

*	Automobile expense allowance.

The following table shows compensation paid or accrued to members of our Board of Directors during Fiscal 2006 for their service as Directors.

Name	Compensation
Alfred Lam	$—
Scott Turner	$—
Louise Chan	$—
Kaze Chan	$—
Kwong Sang Lin	$19,742
Kenneth Chik	$19,742
Chung Leung Yu	$19,742

Board Interlocks and Insider Participation

Executive compensation decisions were made by the entire Board. Mr. Alfred Lam, one chairman of the Board, Chief Executive Officer, and Mr. Scott Turner, a director and our President participate in deliberations on executive compensation.

The Board has reviewed and discussed the “Compensation Discussion and Analysis” required by item 402(b) of Regulation S-K with management. Based on such review and discussions, the Board of Directors has determined that the “Compensation Discussion and Analysis” be included in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 15, 2007, we had a total of 28,619,271 shares of common stock issued and outstanding.

The following table sets forth information, as of March 15, 2006, with respect to the beneficial ownership of our common stock by: (i) all directors; (ii) the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

(Executive Officers and Directors)

Name	Number of Shares Owned Beneficially	Approximate Percent of Class Owned
Alfred Lam (1) (2) (3)	17,761,448	62%
Bill Stangland	0	*
Scott Turner (1)	676,800	2.4%
Kaze Chan (1)	62,800	*
Rango Lam (1)	10,000	*
Each of John Mazarella, Ling Kwok, Kenneth Chik, Liu Kwong Sang and Chung Leung Yu (1)	0	*
All Executive Officers and Directors, as a Group (10 persons)	18,522,048	64.4%

*Denotes less than 1%

(1)
The address for Alfred Lam, Louisa Chan and Kaze Chan and Rango Lam, is c/o Pacific CMA, Inc., 11th Floor, Watson Centre, 16-22 Kung Yip Street, Kwai Chung, New Territories, Hong Kong. The address for Scott Turner, John Mazarella, and Ling Kowk is c/o Airgate International Corp., 153 -04 Rockaway Blvd., Jamaica, N.Y. 11434. The address for Kenneth Chik is Suite 106, 1/F Crocodile House 1, 50 Connaught Road, Central Hong Kong. The address for Liu Kwong Sang is Unit 1003, 10/F Rightful Center, 12 Tak Hing Street, Tsim Sha Tsui, Kowloon, Hong Kong. The address for Chung Leung Yu is Suite 1303-04 & 1503, Chinachem Johnston Plaza, 178-186 Johnston Road, Wanchai, Hong Kong.

(2)	Includes 8,000,000 shares owned by Buller Services Corp. Alfred Lam is the beneficial owner of the shares held by Buller Services Corp.

(3)	Alfred Lam and Louisa Chan are husband and wife.

Other Stockholders

If all shares of our common stock issuable upon the exercise of warrants held by Midsummer Investment, Ltd. (“Midsummer Ltd.”) were exercised, Midsummer would own approximately 11% of our Common Stock. However, the contract restrictions contained in the relevant purchase agreements prohibit Midsummer Ltd. From owning in excess of 4.9% of our common stock. Midsummer Ltd. has advised us that Midsummer Capital, LLC is the investment manager to Midsummer Ltd. By virtue of such relationship, Midsummer Capital LLC may be deemed to have dispositive power over the shares owned by Midsummer Ltd. Midsummer Capital, LLC disclaims beneficial ownership of such shares. Mr. Michael Amsalem and Mr. Scott Kaufman have delegated authority from the members of Midsummer Capital, LLC with respect to our shares owned by Midsummer Ltd. Messrs. Amsalem and Kaufman may be deemed to share dispositive power over our shares owned by Midsummer Ltd. Messrs. Amsalem and Kaufman disclaim beneficial ownership of such shares and neither person had any legal right to maintain such delegated authority. The address for Midsummer Ltd. is 485 Madison Avenue, New York, New York 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 30, 2002, we completed the acquisition of 81% of the issued and outstanding capital stock of Airgate International Corp. (“Airgate”). Part of the purchase price of Airgate was paid by the issuance of an aggregate 850,000 shares of our common stock to Mr. Turner and Mr. Frank Zambuto, with an estimated fair market value of $0.80 per share at that time to Mr. Turner and Mr. Frank Zambuto. Messrs Turner and Zambuto have since sold all shares publicly pursuant to Rule 144.

As of December 31, 2006, 2005 and 2004, Alfred Lam and Louisa Chan had personally guaranteed $9,264,516, $9,810,167 and $6,008,594, respectively, in general banking and loan facilities granted by various banks to the Company and its subsidiaries.

As of December 31, 2006 and 2005, the Company had a payable to a minority shareholder, Mr. Kwek of AGI Freight Singapore Pte Ltd. of $123,893 and $150,120, respectively. The payable accrues interest at 3% per annum, is unsecured and has no fixed repayment terms.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal outside accountant for 2006 is Virchow, Krause & Company, LLP. Our principal outside accountant was BKD, LLP for Fiscal 2005 and 2004. Set forth below are the fees and expenses for Virchow, Krause & Company for the following services provided to us in Fiscal 2006 and BKD, LLP for Fiscal 2005 and Fiscal 2004 for the following services provided to us:

	2006	2005	2004
Annual Audit and Quarterly Review Fees	$68,000	$164,000	$126,000

Audit-Related Fees (1)	$12,000	$49,500	$33,000

Tax Fees (2)	$0	$44,500	$43,500

Total Fees	$80,000	$258,000	$202,500

(1)
Audit-related service fees include fees for issuance of consents and comfort letters, audit and accounting assistance with respect to our financing arrangements, equity transactions and acquisitions during the year.

(2)	Tax return preparation, quarterly estimates, tax planning and tax-related research.

The Audit Committee of our Board of Directors approves each non-audit engagement or service with or by our independent auditor. Prior to approving any such non-audit engagement or service, it is the Committee’s practice to first receive information regarding the engagement or service that (i) is detailed as to the specific engagement or service, and (ii) enables the Committee to make a well-reasoned assessment of the impact of the engagement or service on the auditor’s independence. The Audit Committee approved all non-audit engagements with, and services provided by, our auditors during 2006.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit Number and Document Description

3.1	Articles of Incorporation of Pacific CMA, Inc. (Delaware) (incorporated by reference, filed with the Registrant’s Form 8 A/A on March 24, 2004).

3.2	By-laws of Pacific CMA, Inc. (Delaware) (incorporated by reference, filed with Registrant’s Form 8 A/A on March 24, 2004).

3.3
Agreement and Plan of Merger by and between Pacific CMA, Inc., a Colorado corporation and Pacific CMA, Inc., a Delaware corporation (incorporated by reference, filed with Registrant’s Form 8 A/A on March 24, 2004).

3.3A
Certificate of Designation of Preferences, Right and Limitations of Series A Convertible Preferred Stock as of Pacific CMA, Inc. (Delaware) (incorporated by reference, filed with Registrant’s Form 8-K on April 15, 2004).

3.3B.	Certificate of Amendment to Certificate of Designations (incorporated by reference, filed with Registrant’s Form 8-K on May 10, 2004).

3.4	Certificate of Merger as filed with the State of Delaware (incorporating by reference, filed with Registrant’s Form 8-K on April 8, 2004).

3.5	Articles of Merger and Plan of Merger and Reorganization as filed with the State of Colorado (incorporated by reference, filed with Registrant’s Form 8-K on April 8, 2004).

4.1	Specimen Common Stock Certificate (incorporated by reference, filed with Registrant’s Form 10-SB on October 14, 1999).

Exhibits 10.1 through 10.9 have been intentionally omitted.

10.10	2000 Stock Plan (incorporated by reference, filed with Registrant’s Form S-8 on or about December 5, 2000).

10.11	Form of Stock Grant Agreement (incorporated by reference, filed with Registrant’s Form S-8 on December 5, 2000).

Exhibits 12 and 13 have teen intentionally omitted.

10.13A & B
Forms of warrants to purchase common stock issued by Pacific CMA, Inc. to the purchasers in a November 2003 private placement offering (incorporated by reference, filed with Registrant’s Form S-3, File No. 333-111163, on December 15, 2003).

10.14
Warrants to purchase common stock issued by Pacific CMA, Inc. to Rockwood, Inc. as compensation for services rendered in connection with the November 2003 private placement offering (incorporated by reference, filed with Registrant’s Form S-3, File No. 333-111163, on December 15, 2003).

10.15
Form of Securities Purchase Agreement by and between Pacific CMA, Inc. and each of the purchasers in the November 2003 private placement offering (incorporated by reference, filed with Registrant’s Form S-3, File No. 333-111163 on December 15, 2003).

10.16
Form of Registration Rights Agreement by and between Pacific CMA, Inc. and each of the purchasers in the November 2003 private placement offering (incorporated by reference, filed with Registrant’s Form S-3, File No. 333-111163, on December 15, 2002).

10.17A & B	Warrants issued to Duncan Capital, LLC by Pacific CMA, Inc., dated as of November 18, 2003 (incorporated by reference, filed with Registrant’s Form S-3, File No. 333-111163, on December 15, 2003).

10.18
Warrants issued to Strategic Growth International by Pacific CMA, Inc., dated as of November 18, 2003 (incorporated by reference, filed with Registrant’s Form S-3, File No. 333-111163, on December 15, 2003).

Exhibit 10.19 has been intentionally omitted.

10.20
Securities Purchase Agreement, dated as of April 8, 2004, among Crestview Capital Master LLC. (“Crestview”), Midsummer Investment Ltd. (“Midsummer”) and Registrant (incorporated by reference, filed with Registrant’s Form 8-K on April 15, 2004).

10.21	Registration Rights Agreement, dated as of April 8, 2004, among Crestview, Midsummer and Registrant (incorporated by reference, filed with Registrant’s Form 8-K on April 25, 2004).

10.22	Form of Warrant issued to Crestview and Midsummer (incorporated by reference, filed with Registrant’s Form 8-K on April 15, 2004).

10.23	Form of Warrant issued to Midsummer in May 2004 (incorporated by reference, filed with Registrant’s Form 8-K on May 10, 2004).

10.24	Securities Purchase Agreement, dated as of May 6, 2004, between Midsummer and Registrant (incorporated by reference, filed with Registrant’s Form 8-K May 10, 2004).

10.25	Registration Rights Agreement, dated as of May 6, 2004, between Midsummer and Registrant (incorporated by reference, filed with Registrant’s Form 8-K on May 10, 2004).

10.26
Security Agreement, dated as of July 29, 2005, by and among Registrant, certain United States subsidiaries of the Registrant and Laurus Master Fund, Ltd. (“Laurus”) (incorporated by reference, filed with Registrant’s Form 8-K on August 4, 2005).

10.27	Form of Secured Convertible Minimum Borrowing Note issued to Laurus, dated as of July 29, 2005 and due July 29, 2008 (incorporated by reference, filed with Registrant’s Form 8-K on August 4, 2005).

10.28	Form of Secured Revolving Note issued to Laurus, dated as of July 29, 2005 and due July 29, 2008 (incorporated by reference, filed with Registrant’s Form 8-K on August 4, 2005).

10.29
Stock Pledge Agreement, dated as of July 29, 2005, by and between the Registrant, certain United States subsidiaries of the Registrant and Laurus Master Fund, Ltd. (incorporated by reference, filed with Registrant’s Form 8-K on August 4, 2005).

10.30	Form of Warrant issued to Laurus, dated as of July 29, 2005 (incorporated by reference, filed with Registrant’s Form 8-K on August 4, 2005).

10.31	Registration Rights Agreement, dated as of July 29, 2005, by and between the Registrant and Laurus (incorporated by reference, filed with Registrant’s Form 8-K on August 4, 2005).

14.1	Registrant’s Code of Ethics for Chief Financial Officer (incorporated by reference, filed with Registrant’s Annual Report on Form 10-KSB on March 29, 2004).

14.2	Registrant’s Audit Committee Charter (Revised) (incorporated by reference, filed with Registrant’s Form 8-K on September 2, 2005).

21.1	Subsidiaries of the Registrant (1).

23.1	Consent of Independent Registered Accounting Firm (1)

23.2	Consent of Independent Registered Accounting Firm (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)) (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)) (1)

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)) (1)

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)) (1)

(1)	Exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CMA, INC.

March 31, 2007	By:	/s/ Alfred Lam
Alfred Lam
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2007	/s/ Alfred Lam
Alfred Lam
Chief Executive Officer and Director (principal executive officer)

March 31, 2007	/s/ John Mazarella
John Mazarella
Chief Financial Officer (principal financial and accounting officer)

March 31, 2007	/s/ Scott Turner
Scott Turner
President and Director

March 31, 2007	/s/ Louisa Chan
Louisa Chan, Director

March 31, 2007	/s/ Kaze Chan
Kaze Chan, Director

March 31, 2007	/s/ Kwong Sang Liu
Kwong Sang Liu, Director

March 31, 2007	/s/ Kenneth Chik
Kenneth Chik, Director

March 31, 2007	/s/ Chung Leung Yu
Chung Leung Yu, Director

Pacific CMA, Inc.
December 31, 2006 and 2005

1

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors
Pacific CMA, Inc.
Jamaica, New York

We have audited the accompanying consolidated balance sheets of Pacific CMA, Inc. as of December 31, 2006 and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific CMA, Inc. as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Virchow, Krause & Company, LLP
Minneapolis, Minnesota March 27, 2007

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Pacific CMA, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Pacific CMA, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific CMA, Inc. as of December 31, 2005 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana March 28, 2006, except for Note 2, as to which the date is September 15, 2006

	2006	2005
		(Restated)
Current Assets
Cash and cash equivalents	$2,783,696	$2,018,093
Restricted cash	5,863,185	5,761,246
Accounts and notes receivable, net of
allowance for doubtful accounts:
2006 - $680,632; 2005 - $334,014	21,445,304	17,386,360
Refundable income taxes	76,274	12,897
Other receivables	1,076,042	2,476,626
Deposits and prepaid expenses	1,668,086	666,976
Deferred income taxes	—	58,479

Total current assets	32,912,587	28,380,677

Property and Equipment, net of accumulated
depreciation: 2006 - $1,193,307;
2005 - $967,295	1,758,832	800,596

Other Assets
Goodwill	3,745,832	3,240,807
Intangible assets, net of accumulated
amortization: 2006 - $2,726,137;
2005 - $2,118,718	410,431	982,216
Deferred income taxes	—	1,212,913
Deferred financing costs on convertible
and non-convertible notes	403,502	502,480
Investment deposit	955,656	100,000
Equity investment in affiliates	1,168,508	1,051,628

	6,683,929	7,090,044

Total Assets	$41,355,348	$36,271,317
Liabilities and Stockholders' Equity
Current Liabilities
Notes payable - bank and non-convertible
note	$6,714,451	$4,989,166
Current maturities of capital lease
obligations	64,123	60,465
Accounts payable	15,076,453	11,560,890
Accrued expenses	1,456,000	1,301,316
Deferred tax liabilities	74,583	—
Payable-minority shareholder	123,893	150,120
Short-term loan payable	2,242,105	315,325
Income taxes payable	10,084	106,003

Total current liabilities	25,761,692	18,483,285

Capital Lease Obligations	80,855	58,969

Convertible Note, net	3,512,811	3,504,912

Total Liabilities	29,355,358	22,047,166

Series A Preferred Stock, net	1,633,983	1,325,933

Minority Interest	175,596	178,789

Stockholders' Equity
Common stock, US$0.001 par value; authorized
- 100,000,000 shares and issued,
2006—28,597,712 shares and 2005--26,412,347
shares	4,805,193	5,477,953
Treasury Common Stock, at cost, 2006—41,800 shares
2005 - 32,900 shares	(32,623)	(24,827)
Warrants outstanding	1,610,679	1,551,403
Additional paid-in capital	6,659,211	5,161,850
Retained earnings	(2,916,121)	1,560,839
Accumulated other comprehensive income	64,072	35,897
Unearned compensation cost	—	(1,043,686)

Total stockholders' equity	10,190,411	12,719,429

Total stockholders' equity and
liabilities	$41,355,348	$36,271,317

See Notes to Consolidated Financial Statements

Pacific CMA, Inc. Consolidated Statements of Operations Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
		(Restated)	(Restated)
Freight Forwarding Income	$153,985,746	$125,008,642	$99,600,454

Operating Expenses
Cost of forwarding	132,657,161	107,012,073	84,821,796
General and administrative	20,397,095	16,043,042	13,175,477
Depreciation and amortization	1,154,438	938,321	780,022
Stock-based compensation cost	188,762	267,712	286,247

	154,397,456	124,261,148	99,063,542

Operating Income (Loss)	(411,710)	747,494	536,912

Other Income (Expense)
Interest and other income	537,399	173,810	302,624
Interest expense	(839,658)	(556,985)	(313,920)
Convertible and non-convertible note
amortization of deferred financing costs	(98,978)	(44,259)	—
Amortization of convertible and
non-convertible note discount	(67,174)	(35,923)	—
Equity in income (loss) of affiliates	(7,875)	(56,443)	8,823

	(476,286)	(519,800)	(2,473)

Income (Loss) Before Income Taxes	(887,996)	227,694	534,439

Provision for Income Taxes (Benefit)	1,618,542	(257,966)	(202,775)

Income (Loss) Before Minority Interest	(2,506,538)	485,660	737,214

Minority Interest	9,662	(7,557)	19,197

Net Income (Loss)	(2,496,876)	478,103	756,411

Accretion of Series A Preferred stock, net to
redemption value and dividends	(1,980,084)	(1,392,289)	(714,806)

Net Income (Loss) attributable to common
stockholders	$(4,476,960)	$(914,186)	$41,605

Basic Earnings Per Share	$(0.16)	$(0.04)	$0.00

Diluted Earnings Per Share	$(0.16)	$(0.04)	$0.00

Weighted average number of shares outstanding during the year -
basic	27,547,778	25,647,328	25,895,059

Weighted average number of shares outstanding during the year -
diluted	27,547,778	25,651,627	26,115,776

See Notes to Consolidated Financial Statements

Pacific CMA, Inc. Consolidated Statements of Stockholders' Equity Years Ended December 31, 2006, 2005 and 2004

	Common Stock, Issued		Treasury Common Stock		Warrants
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2004	25,675,590	$6,195,492	—	$—	1,007,455	$—
Net income attributable to common stockholders
Foreign currency translation adjustment
Comprehensive income
Issuance of common stock on acquisition of subsidiary	120,000	82,800
Issuance of common stock for preferred stock dividend	223,757	152,500
Issuance of detachable warrants to Preferred Stock					1,878,333	1,073,653
Beneficial conversion on preferred stock Stock grant and amortization of unearned stock compensation	155,000	226,100
Cancellation of prior stock grants	(1,050,000)	(1,543,480)
Restated Balance, December 31, 2004	25,124,347	5,113,412	—	—	2,885,788	1,073,653
Net loss attributable to common stockholders
Stock repurchase			32,900	(24,827)
Foreign currency translation adjustment
Comprehensive loss
Issuance of common stock for preferred stock dividend	396,082	298,750
Issuance of detachable warrants to convertible and Non-convertible note					1,500,000	477,750
Exercise of options	200,000	19,600
Conversion of preferred stock	625,000	625
Beneficial conversion on preferred stock Stock grant and amortization of unearned stock compensation	67,008	45,566
Reclassify deferred tax liability to APIC for Preferred Stock Beneficial Conversion feature
Restated Balance, December 31, 2005	26,412,437	5,477,953	32,900	(24,827)	4,385,788	1,551,403
Net loss attributable to common stockholders
Stock repurchase			8,900	(7,796)
Foreign currency translation adjustment Comprehensive loss
Issuance of common stock for preferred stock dividend	431,233	229,525
Issuance of additional detachable Warrants to convertible and Non-convertible notes					350,000	59,276
Reclassify unearned compensation to Common stock		(1,043,686)
Conversion of preferred stock	1,647,727	1,648
Beneficial conversion on preferred stock Stock grant and amortization of unearned stock compensation	106,315	139,753
Reclassify deferred tax liability to APIC for Preferred Stock
Balance, December 31, 2006	28,597,712	$4,805,193	41,800	$(32,623)	4,735,788	$1,610,679

Pacific CMA, Inc. Consolidated Statements of Stockholders' Equity Years Ended December 31, 2006, 2005 and 2004

	Additional Paid-in	Retained	Comprehensive	Accumulated Other Comprehensive Income	Unearned Compensation
	Capital	Earnings	Income	(Loss)	Cost	Total
		(Restated)				(Restated)
Balance, January 1, 2004	$1,786,718	$2,433,420		$11,440	$(2,572,470)	$7,854,600
Net income attributable to common
stockholders		41,605	$41,605			41,605
Foreign currency translation adjustment			12,734	12,734		12,734
Comprehensive income			$54,339
Issuance of common stock on acquisition of subsidiary						82,800
Issuance of common stock for preferred
stock dividend						152,500
Issuance of warrants						1,073,653
Beneficial conversion on preferred stock	166,666					166,666
Stock grant and amortization of
unearned stock compensation					150,859	376,959
Cancellation of prior stock grants					1,155,778	(387,702)
Restated Balance, December 31, 2004	1,953,384	2,475,025		24,174	(1,265,833)	9,373,815
Net loss attributable to common
stockholders		(914,186)	$(914,186)			(914,186)
Stock repurchase						(24,827)
Foreign currency translation adjustment			11,723	11,723		11,723
Comprehensive loss			$(902,463)
Issuance of common stock for preferred
stock dividend						298,750
Issuance of warrants						477,750
Exercise of options						19,600
Conversion of preferred stock	549,375					550,000
Beneficial conversion on preferred stock	1,595,455					1,595,455
Stock grant and amortization of
unearned stock compensation					222,147	267,713
Reclassify deferred tax liability
to APIC for Preferred Stock
Beneficial Conversion feature	1,063,636					1,063,636

Restated Balance, December 31, 2005	5,161,850	1,560,839		35,897	(1,043,686)	12,719,429
Net loss attributable to common stockholders		(4,476,960)	$(4,476,960)			(4,476,960)
Stock repurchase						(7,796)
Foreign currency translation adjustment			28,175	28,175		28,175
Comprehensive loss			$(4,448,785)
Issuance of common stock for preferred
stock dividend						229,525
Issuance of warrants						59,276
Reclassify unearned compensation to
Common stock					1,043,686	--
Conversion of preferred stock	1,448,352					1,450,000
Stock grant and amortization of
unearned stock compensation	49,009					188,762
Reclassify deferred tax liability
to APIC for Preferred Stock
Beneficial Conversion feature
Balance, December 31, 2006	$6,659,211	$(2,916,121)		$64,072	$—	$10,190,411

See Notes to Consolidated Financial Statements

Pacific CMA, Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
		(Restated)	(Restated)
Operating Activities
Net income (loss)	$(2,496,876)	$478,103	$756,411
Items not requiring (providing) cash
Amortization of convertible and non-convertible note discount
and deferred financing costs	166,152	80,182	—
Preferred stock dividend	—	—	(32,501)
Depreciation and amortization	515,663	348,496	204,461
Amortization of intangibles	607,419	589,825	575,561
Impairment loss on intangibles	15,012	—	—
Impairment loss on goodwill	16,296	—	—
Loss (gain) on sale of property and equipment	29,030	(5,187)	(5,304)
Minority interest in income (loss) of subsidiaries	(9,662)	7,557	(19,197)
Common stock issued for services and employee compensation	188,762	267,713	286,247
Undistributed loss (income) of affiliates	7,875	56,443	(8,823)
Provision for doubtful accounts	520,713	145,325	86,575
Deferred income taxes	1,337,113	(583,854)	(544,154)
Changes in
Accounts receivable	(4,579,657)	(3,479,378)	(5,835,480)
Accounts payable	3,515,563	1,447,358	1,852,411
Accrued expenses	162,175	156,835	288,986
Income taxes refundable/payable	(159,296)	(84,164)	304,833
Other assets and liabilities	429,474	267,112	(1,432,314)
Net cash provided (used in) operating activities	265,756	(307,634)	(3,522,288)
Investing Activities
Collection of loans receivable	—	48,594	17,620
Acquisition of subsidiaries	(624,560)	(674,606)	45,246
Investment in equity method investees	(108,020)	—	—
Additional investment in subsidiary by a minority interest	37,968	—	(286,647)
Purchase of property and equipment	(1,507,104)	(425,560)	(428,085)
Proceeds from sale of property and equipment	23,964	15,679	13,122
Deposit paid for potential equity investment	(955,656)	—	(136,101)
Deposit refund from potential equity investment	100,000	90,000	—
Net cash used in investing activities	(3,033,408)	(945,893)	(774,845)
Financing Activities
Net change in restricted cash	(101,939)	(673,158)	697,976
Net change in notes payable - bank	1,841,485	693,559	670,812
Principal payments under capital lease obligation	(68,915)	(74,772)	(52,978)
Principal payments on short-term loan	—	(2,500,000)	(562,373)
Principal payments on other loan	(212,453)	(60,753)	—
Net change in revolving note	(116,200)	(1,863,799)	—
Principal payments in loan from minority shareholder	(39,124)	—	—
Injection under capital lease obligation	94,920	—	—
Proceeds from short-term debt	—	72,058	3,054
Proceeds from other loan	2,140,449	561,072	—
Proceeds from exercise of stock options	—	19,600	—
Issuance of common stock, net of issuance costs	—	—	(3,000)
Proceeds from issuance of Series A Preferred Stock and detachable stock warrants	—	—	5,000,000
Proceeds from convertible and non-convertible note	—	6,122,226	—
Deferred financing costs paid	—	(546,739)	(824,801)
Advances - director, net	—	—	(20,493)
Purchase of treasury common stock	(7,796)	(24,827)	—
Net cash provided by financing activities	3,530,426	1,724,467	4,908,197

See Notes to Consolidated Financial Statements

Pacific CMA, Inc. Consolidated Statements of Cash Flows (Continued) Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
		(Restated)	(Restated)
Increase in Cash and Cash Equivalents	762,774	470,940	611,064

Foreign Currency Exchange Difference	2,829	9,007	14,842

Cash and Cash Equivalents, Beginning of Year	2,018,093	1,538,146	912,240

Cash and Cash Equivalents, End of Year	$2,783,696	$2,018,093	$1,538,146

	2006	2005	2004
		(Restated)	(Restated)
Supplemental Cash Flows Information
Interest paid	$839,658	$274,098	$346,420
Income taxes paid	426,762	433,771	75,862
Income taxes refunded	26,394	23,882	39,250
Capital lease obligation incurred for equipment	94,920	66,968	131,445
Acquisition of WCL Global Logistics Ltd (subsidiary)	597,945	536,030	—
Acquisition of AIO Global Logistics Ltd (subsidiary)	11,313	123,564	—
Acquisition of Seabridge International Pte Ltd (subsidiary)	—	15,012	—

See Notes to Consolidated Financial Statements

Pacific CMA, Inc.

Notes to Consolidated Financial Statements December 31, 2006 and 2005

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company is a global, non-asset based logistic and freight forwarder providing supply chain logistics services. It coordinates the shipping and the storage of raw materials, supplies, components and finished goods by air, sea, river, rail and road. Its cargo includes garments on hangers, refrigerated cargo, hazardous materials and perishable goods. The Company has operating locations in Chicago, New York, Los Angeles, Singapore, Hong Kong and the Peoples Republic of China. At December 31, 2006 and 2005, the Company had approximately $10,331,000 and $8,943,000, respectively, of net assets in foreign countries.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AGI Logistics (Hong Kong) Limited; Careship International Transportation Limited (formerly known as Shenzhen Careship International Transportation Limited); Pacific CMA International, LLC; Paradigm International Inc.; WCL Global Logistics Limited and Pacific CMA Limited (formerly known as AGI China Limited). Also included are its majority owned subsidiaries, Airgate International Corp. (99%), AGI Freight Singapore Pte Limited (60%), Seabridge International Pte Limited (60%), AIO Global Logistics Limited (62%) and SDA Forwarding Co. Limited (51%). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2006 and 2005, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit. At December 31, 2006, the Company's cash accounts in the United States of America exceeded federally insured limits by approximately $1,444,000.

Restricted Cash

Restricted cash consists of fixed deposits, collateral deposits and certificates of deposit held by banks providing collateral for overdraft, trust receipts, letters of credit and support bank guarantees provided to certain vendors of the Company. At December 31, 2006 and 2005, the restricted cash held for these facilities amounted to $5,617,254 and $5,313,158, respectively. The restricted cash also includes cash held in lockbox account for financing the loan arrangement of the secured convertible note and secured non-convertible note with details discussed in note 6. As of December 31, 2006, the cash held in the lockbox account amounted to $245,931 under the compensating balance arrangement.

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

Accounts and Notes Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The allowance is provided for accounts with a significant pattern of uncollectibility based on historical experience and management’s evaluation of accounts receivable. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. The Company does not accrue interest on past due receivables.

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

Goodwill

Goodwill is not amortized under Statement No. 142 but rather the investment is analyzed for impairment under the requirements of Opinion No. 18. The Company tests goodwill annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Intangibles

Intangible assets consist of non-contractual customer relationships identified during the acquisitions of various subsidiaries. They are recorded at cost allocated at acquisition and are amortized on a straight-line basis over their estimated useful economic life, five years for Airgate International Corporation and Paradigm International Inc. and eight years for WCL Global Logistics Ltd. They are tested for impairment in accordance with FASB Statement No. 144.

Goodwill is not amortized under Statement No. 142 but rather the investment is analyzed for impairment under the requirements of Opinion No. 18. The Company tests goodwill annuall Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

Investment in Affiliates

The investments in affiliates are accounted for under the Equity Method. The Company evaluates its investment to determine if an impairment has occurred. Carrying values are stated at amortized cost plus or minus equity in the affiliate's undistributed net income or loss since acquisition and adjusted to reflect realizable value, when necessary.

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

Cost of Forwarding Recognition

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

Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during each year, and the diluted earning per share is computed based upon the weighted-average common shares outstanding assuming all convertible securities were exercised unless there was an anti-dilutive effect.

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

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

Note 2: Restatement of Financial Statements

We have restated our consolidated financial statements as of and for the years ended December 31, 2005 and 2004. The determination of the restatements was made as a result of a correction of the Company's application of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), in accounting for the Company's Series A Preferred Stock. The Company originally accounted for its Series A Convertible Preferred Stock as a liability; however, since the preferred stock is convertible, the redemption feature is conditional and the Series A Preferred Stock should not be accounted for under SFAS 150. The Company has reviewed EITF D-98, Classification and Measurement of Redeemable Securities, and determined that the Series A Preferred Stock should be accounted for as temporary equity. This reclassification also resulted in the offering costs related to the Series A Preferred Stock to be reclassified from other assets and netted against the balance at which the Series A Preferred Stock was recorded. As a result of this reclassification, the Company also reversed the amortization of the offering costs and recorded these charges directly to retained earnings. In addition, the Company has modified its presentation of earnings (loss) per share attributable to common stockholders to reflect the impact of the deemed dividend and beneficial conversion feature related to the preferred stock. Finally, the Company reversed the tax accounting for the beneficial conversion feature and deemed divided that had been recorded related to the Series A Preferred Stock.

The Company has elected to accrete the discount related to the preferred stock over the period from the date of issuance through the Series A Preferred Stock's redemption date using the interest method. The impact of the restatement on the consolidated balance sheet and statements of operations and cash flows is shown in the accompanying tables.

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

The following table presents the effect of the Restatement on the consolidated balance sheet:

	December 31, 2004
	As Previously
	Reported	Adjustments	As Restated

Current Assets
Cash and cash equivalents	$1,538,146		$1,538,146
Restricted cash	5,088,088		5,088,088
Accounts and notes receivable, net of allowance: 2004 - $295,144	13,480,831		13,480,831
Other receivables	2,876,398		2,876,398
Deposits and prepaid expenses	447,809		447,809
Current portion of loan receivable	17,600		17,600
Deferred income taxes	57,476		57,476

Total current assets	23,506,348		23,506,348

Property and Equipment, net of accumulated depreciation: 2004 -
$735,309	619,753		619,753

Other Assets
Goodwill	2,740,508		2,740,508
Intangible assets, net of accumulated amortization: 2004 -
$1,528,894	1,357,814		1,357,814
Deferred income taxes	952,319	(285,922)	666,397
Deferred financing costs on Series A preferred stock	786,693	(786,693)	—
Investment deposit	1,037,001		1,037,001
Equity investment in affiliates	258,912		258,912
Other	30,994		30,994

	7,164,241		6,091,626

	$31,290,342		$30,217,727

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable - bank and non-convertible note	$6,679,406		$6,679,406
Current maturities of capital lease obligations	62,537		62,537
Accounts payable	9,357,362		9,357,362
Payable-minority shareholder	79,409		79,409
Accrued expenses	908,930		908,930
Income taxes payable	157,741		157,741

Total current liabilities	17,245,385		17,245,385

Capital Lease Obligations	64,373		64,373

Series A Preferred Stock, net	4,228,599	(4,228,599)	—

Total Liabilities	21,538,357		17,309,758

Series A Preferred Stock, net	—	3,441,906	3,441,906

Minority Interest	92,248		92,248

Stockholders' Equity
Common stock, US$0.001 par value; authorized - 100,000,000
shares and issued - 25,124,347 shares	5,113,412		5,113,412
Warrants outstanding	1,073,653		1,073,653
Additional paid-in capital	1,953,384		1,953,384
Retained earnings	2,760,947	(285,922)	2,475,025
Accumulated other comprehensive income	24,174		24,174
Unearned compensation cost	(1,265,833)		(1,265,833)

Total stockholders' equity	9,659,737		9,373,815

Total stockholders' equity and liabilities	$31,290,342		$30,217,727

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

The following table presents the effect of the Restatement on the consolidated balance sheet:

	December 31, 2005
	As Previously
	Reported	Adjustments	As Restated

Current Assets
Cash and cash equivalents	$2,018,093		$2,018,093
Restricted cash	5,761,246		5,761,246
Accounts and notes receivable, net of allowance: 2005 - $334,014	17,386,360		17,386,360
Refundable income taxes	12,897		12,897
Other receivables	2,476,626		2,476,626
Deposits and prepaid expenses	666,976		666,976
Deferred income taxes	58,479		58,479

Total current assets	28,380,677		28,380,677

Property and Equipment, net of accumulated depreciation: 2005 -
$967,295	800,596		800,596

Other Assets
Goodwill	3,240,807		3,240,807
Intangible assets, net of accumulated amortization: 2005 -
$2,118,718	982,216		982,216
Deferred income taxes	992,115	220,798	1,212,913
Deferred financing costs on Series A preferred stock	508,035	(508,035)	—
Deferred financing costs on convertible and non-convertible
notes	502,480		502,480
Investment deposit	100,000		100,000
Equity investment in affiliates	1,051,628		1.051,628

	7,377,281		7,090,044

	$36,558,554		$36,271,317

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable - bank and non-convertible note	$4,989,166		$4,989,166
Current maturities of capital lease obligations	60,465		60,465
Accounts payable	11,560,890		11,560,890
Payable-minority shareholder	150,120		150,120
Accrued expenses	1,301,316		1,301,316
Short-term loan payable	315,325		315,325
Income taxes payable	106,003		106,003

Total current liabilities	18,483,285		18,483,285

Capital Lease Obligations	58,969		58,969

Minimum Borrowing Note, net	3,504,912		3,504,912

Series A Preferred Stock, net	1,833,968	(1,833,968)	—

Total Liabilities	23,881,134		22,047,166

Series A Preferred Stock, net	—	1,325,933	1,325,933

Minority Interest	178,789		178,789

Stockholders' Equity
Common stock, US$0.001 par value; authorized - 100,000,000
shares and issued - 26,412,437 shares	5,477,953		5,477,953
Treasury Common Stock, at cost, 2005-32,900 shares	(24,827)		(24,827)
Warrants outstanding	1,551,403		1,551,403
Additional paid-in capital	4,098,214	1,063,636	5,161,850
Retained earnings	2,403,677	(842,838)	1,560,839
Accumulated other comprehensive income	35,897		35,897
Unearned compensation cost	(1,043,686)		(1,043,686)

Total stockholders' equity	12,498,631		12,719,429

Total stockholders' equity and liabilities	$36,558,554		$36,271,317

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

The following table presents the effect of the Restatement on the consolidated statement of operations:

	Year Ended December 31, 2004
	As Previously
	Reported	Adjustments	As Restated

Freight Forwarding Income	$99,600,454		$99,600,454

Operating Expenses
Cost of forwarding	84,821,796		84,821,796
General and administrative	13,175,477		13,175,477
Depreciation and amortization	780,022		780,022
Stock-based compensation cost	286,247		286,247

	99,063,542		99,063,542

Operating Income	536,912		536,912

Other Income (Expense)
Interest and other income	302,624		302,624
Interest expense	(313,920)		(313,920)
Preferred stock dividend and amortization of deferred financing
costs	(379,828)	379,828	—
Amortization of preferred stock discount	(168,312)	168,312	—
Preferred stock beneficial conversion	(166,666)	166,666	—
Equity in income of affiliates	8,823		8,823

	(717,279)		(2,473)

Loss Before Income Taxes	(180,367)		534,439
Benefit for Income Taxes	(488,697)	285,922	(202,775)

Income Before Minority Interest	308,330		737,214
Minority Interest	19,197		19,197

Net Income	$327,527		$756,411

Accretion of Series A Preferred Stock, net to redemption value and
dividends		(714,806)	(714,806)
Net loss attributable to common stockholders			$41,605

Basic Earnings Per Share	$0.00		$0.00

Diluted Earnings Per Share	$0.00		$0.00

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

The following table presents the effect of the Restatement on the consolidated statement of operations:

	Year Ended December 31, 2005
	As Previously
	Reported	Adjustments	As Restated

Freight Forwarding Income	$125,008,642		$125,008,642

Operating Expenses
Cost of forwarding	107,012,073		107,012,073
General and administrative	16,043,042		16,043,042
Depreciation and amortization	938,321		938,321
Stock-based compensation cost	267,712		267,712

	124,261,148		124,261,148

Operating Income (Loss)	747,494		747,494

Other Income (Expense)
Interest and other income	173,810		173,810
Interest expense	(556,985)		(556,985)
Preferred stock dividend and amortization of deferred financing
costs	(577,830)	577,830	—
Amortization of preferred stock discount	(274,098)	274,098	—
Preferred stock beneficial conversion	(540,361)	540,361	—
Minimum convertible and non-convertible note amortization of
deferred financing costs	(44,259)		(44,259)
Amortization of convertible and non-convertible note discount	(35,923)		(35,923)
Equity in income (loss) of affiliates	(56,443)		(56,443)

	(1,912,089)		(519,800)

Income (Loss) Before Income Taxes	(1,164,595)		227,694
Benefit for Income Taxes	(814,882)	556,916	(257,966)

Income (Loss) Before Minority Interest	(349,713)		485,660
Minority Interest	(7,557)		(7,557)

Net Income (Loss)	$(357,270)		$478,103

Accretion of Series A Preferred Stock, net to redemption value and
dividends		(1,392,289)	(1,392,289)
Net loss attributable to common stockholders			$(914,186)

Basic Earnings Per Share	$(0.01)		$(0.04)

Diluted Earnings Per Share	$(0.01)		$(0.04)

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

The following table presents the effect of the Restatement on the consolidated statement of cash flows:

	Year Ended December 31, 2004
	As Previously
	Reported	Adjustments	As Restated

Operating Activities
Net income (loss)	$327,527	428,884	756,411
Items not requiring (providing) cash
Amortization of preferred stock discount	168,312	(168,312)	—
Preferred stock dividend and amortization of deferred financing
costs	347,327	(347,327)	—
Preferred stock dividend	—	(32,501)	(32,501)
Preferred stock beneficial conversion	166,666	(166,666)	—
Depreciation and amortization	204,461		204,461
Amortization of intangibles	575,561		575,561
(Gain) loss on sale of property and equipment	(5,304)		(5,304)
Minority interest in income (loss) of subsidiaries	(19,197)		(19,197)
Common stock issued for services and employee compensation	286,247		286,247
Undistributed loss (income) of affiliates	(8,823)		(8,823)
Provision for doubtful accounts	86,575		86,575
Deferred income taxes	(830,076)	285,922	(544,154)
Changes in
Accounts receivable	(5,835,480)		(5,835,480)
Accounts payable	1,852,411		1,852,411
Accrued expenses	288,986		288,986
Income taxes refundable/payable	304,833		304,833
Other assets and liabilities	(1,432,314)		(1,432,314)

Net cash used in operating activities	(3,522,288)		(3,522,288)

Investing Activities
Collection of loans receivable	17,620		17,620
Acquisition of subsidiaries	45,246		45,246
Equity investment in affiliates	(286,647)		(286,647)
Purchase of property and equipment	(428,085)		(428,085)
Proceeds from sale of property and equipment	13,122		13,122
Deposit paid for potential equity investment	(136,101)		(136,101)

Net cash used in investing activities	(774,845)		(774,845)

Financing Activities
Net change in restricted cash	697,976		697,976
Net change in notes payable - bank	670,812		670,812
Principal payments under capital lease obligation	(52,978)		(52,978)
Principal payments on short-term loan	(562,373)		(562,373)
Proceeds from short-term debt	3,054		3,054
Issuance of common stock, net of issuance costs	(3,000)		(3,000)
Proceeds from issuance of Series A Preferred Stock and detachable
stock warrants	5,000,000		5,000,000
Deferred financing costs paid	(824,801)		(824,801)
Advances - director, net	(20,493)		(20,493)

Net cash provided by financing activities	4,908,197		4,908,197

Increase (Decrease) in Cash and Cash Equivalents	611,064		611,064
Foreign Currency Exchange Difference	14,842		14,842
Cash and Cash Equivalents, Beginning of Year	912,240		912,240

Cash and Cash Equivalents, End of Year	$1,538,146		$1,538,146

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

The following table presents the effect of the Restatement on the consolidated statement of cash flows:
	Year Ended December 31, 2005
	As Previously
	Reported	Adjustments	As Restated

Operating Activities
Net income (loss)	$(357,270)	$835,373	$478,103
Items not requiring (providing) cash
Amortization of preferred stock discount	274,098	(274,098)
Preferred stock dividend and amortization of deferred financing			—
costs	577,830	(577,830)
Preferred stock beneficial conversion	540,361	(540,361)	—
Amortization of convertible and non-convertible note	80,182		80,182
discount and deferred financial costs
Depreciation and amortization	348,496		348,496
Amortization of intangibles	589,825		589,825
Gain on sale of property and equipment	(5,186)		(5,186)
Minority interest in income of subsidiaries	7,557		7,557
Common stock issued for services and employee compensation	267,712		267,712
Share of loss of affiliates	56,443		56,443
Provision for doubtful accounts	145,325		145,325
Deferred income taxes	(1,140,770)	556,916	(583,854)
Changes in
Accounts receivable	(3,479,378)		(3,479,378)
Accounts payable	1,447,358		1,447,358
Accrued expenses	156,835		156,835
Income taxes refundable/payable	(84,164)		(84,164)
Other assets and liabilities	267,112		267,112

Net cash provided by (used in) operating activities	(307,634)		(307,634)

Investing Activities
Collection of loans receivable	48,594		48,594
Purchase of property and equipment	(425,560)		(425,560)
Proceeds from sale of property and equipment	15,679		15,679
Deposit refund from potential equity investment	90,000		90,000
Acquisition of subsidiary	(674,606)		(674,606)

Net cash used in investing activities	(945,893)		(945,893)

Financing Activities
Net change in restricted cash	(673,158)		(673,158)
Net change in notes payable - bank	693,559		693,559
Principal payments under capital lease obligation	(74,772)		(74,772)
Proceeds from short-term debt	72,058		72,058
Principal payments in business bank loan	(2,500,000)		(2,500,000)
Principal payments in other loan	(60,753)		(60,753)
Proceeds from other loan	561,072		561,072
Repurchase of common stock	(24,827)		(24,827)
Proceeds from exercise of stock option	19,600		19,600
Net change in revolving note	(1,863,799)		(1,863,799)
Proceeds from convertible and non-convertible note	6,122,226		6,122,226
Deferred financing cash paid	(546,739)		(576,739)
Net cash provided by financing activities	1,724,467		1,724,467

Increase (Decrease) in Cash and Cash Equivalents	470,940		470,940
Foreign Currency Exchange Difference	9,007		9,007
Cash and Cash Equivalents, Beginning of Year	1,538,146		1,538,146

Cash and Cash Equivalents, End of Year	$2,018,093		$2,018,093

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

Note 3: Property and Equipment, net

Property and equipment consists of the following:

	2006	2005
Office equipment	$1,109,866	$681,571
Furniture and fixtures	1,091,964	592,116
Motor vehicles	536,280	318,155
Leasehold improvement	214,029	176,049
	2,952,139	1,767,891
Less: Accumulated depreciation	1,193,307	967,295

	$1,758,832	$800,596

Note 4: Investment Deposit

December 31, 2005, the Company deposited $100,000 with a potential acquisition target in the United States. The Company had signed a letter of intent with the target. The estimated purchase price was $1,000,000 to $1,500,000. However at December 29, 2006, the Company decided to cancel this transaction and the $100,000 deposit was refunded at the same day.

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

December 28, 2006, the Company deposited $205,656 with Parco Shipping Co Ltd to be applied to the purchase price at the closing of the transaction, and the acquisition was finalized at January 2, 2007.

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

Note 5: Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2006 and 2005, were:

	2006		2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
-non-contractual customer
list	$3,136,568	$2,726,137	$3,100,934	$2,118,718

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $607,419, $589,825 and $575,561, respectively. Estimated amortization expense for each of the following five years is:

2007	$227,241
2008	36,574
2009	33,013
2010	31,233
2011 and thereafter	82,370

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 were:

	2006	2005

Balance as of January 1	$3,240,807	$2,740,508
Goodwill acquired during the year	505,025	500,299

Balance as of December 31	$3,745,832	$3,240,807

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

Note 6: Notes Payable - Bank and Non-Convertible Notes

Short-term borrowings and weighted average interest rates at December 31, 2006 and 2005, were:

	2006		2005
	Weighted		Weighted
	Average		Average
	Interest		Interest
	Rate	Amount	Rate	Amount

Bank Loans	—	$—	—	$—

Bank Overdraft and Trust Receipts	7.56%	$6,714,451	7.26%	$4,872,965

Non-convertible note	—	—	8.25%	116,201

	7.56%	$6,714,451	7.29%	$4,989,166

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

The Company has certain other banking facilities to finance its working capital. The facilities available totaled approximately $9,925,450 before outstanding borrowings at December 31, 2006. The facilities accrue interest at rates varying with the prime rate in Hong Kong, Hong Kong Interbank Offered Rate (HIBOR), or the cost of funds rate. As of December 31, 2006, these rates ranged between 4.30% - 9.00%. The facilities require annual renewals and are collateralized by personal guarantees of two directors and restricted cash of approximately $6,105,280. As of December 31, 2006 and December 31, 2005, amounts outstanding against these facilities were $6,714,451 and $4,872,965, respectively. The facilities have no expiry date for which they are subjected to banks’ review and negotiation about the amounts and terms annually.

Also, as of December 31, 2006 and 2005, the Company has an outstanding balance on a non-convertible note of $0 and $116,201 respectively. The details of the non-convertible note are discussed in Note 6.

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

Note 7: Convertible and Non convertible Note

Effective August 4, 2005, the Company completed a financing transaction with Laurus Master Fund, Ltd. ("Laurus"), by and among the Company, certain of the Company’s United States subsidiaries (the “subsidiaries”), and Laurus (the “Financing”). The financing consits of (i) a Secured Convertible Minimum Borrowing Note (the “Minimum Borrowing Note”) in the principal amount of $4 million, which is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) a Secured Revolving Note (the “Revolving Note”). The notes are in the aggregate principal amount of $7.5 million. Effective May 2, 2006, the Company completed the restructuring of its outstanding $7.5 million credit facility (the “Laurus Credit Facility”) with Laurus. The conversion feature of the Laurus Credit Facility has been limited to the conversion of the secured convertible note (the “Convertible Note”) in the maximum principal amount of $4 million, which is convertible into shares of the Common Stock at fixed conversion rate of $0.88 per share with respect to the first $3,750,000 and $1.05 per share with respect to the remaining $250,000. There were no borrowings on the revolving loan at December 31, 2006. Total available borrowings were $3.5 million at December 31, 2006.

The Notes are due on July 29, 2008. The interest rate on the Notes is equal to the greater of (i) six percent (6%), and (ii) the prime rate plus one percent (1%). The interest rate may be adjusted downward depending on (i) whether the Company has registered the shares of Common Stock underlying the Minimum Borrowing Note, and the Warrant, and (ii) the price of the Common Stock.

During 2005, the Company also issued to Laurus a warrant (the “Warrant”) to purchase, at any time prior to July 29, 2012, up to 1,500,000 shares of Common Stock at a purchase price of $1.00 per share, subject to adjustments. The fair value of the warrant was calculated to be $531,011 using the Black-Scholes mode. The following assumptions were used to calculate the value of the warrant: dividend yield of 0%, risk free interest rate of 4.13%, expected life of 7 years, and volatility of 45.64%.

In connection with the restructuring during 2006, the Company issued an additional warrant to Laurus providing Laurus the right to purchase up to an additional 350,000 shares of Common Stock at an exercise price of $0.88 per share. The fair value of the warrant was calculated to be $59,276 using the Black-Scholes model. The Company discounted the carrying value of the notes by the fair value of the warrants. The discount is being amortized over the term of the notes as additional interest expense. The following assumptions were used to calculate the value of the warrant: dividend yield of 0%, risk free interest rate of 4.88%, expected life of 6.24 years, and volatility of 29.32%.

The Company has the option of prepaying the outstanding principal amount in whole or in part by paying an amount equal to 120% of the principal amount, plus (i) $200,000 if redeemed prior to the date twelve (12) months from a closing of the transaction, (ii) $150,000 if redeemed between the period twelve (12) months following and twenty-four (24) months following August 4, 2005, and (iii) $100,000, if redeemed between the period twenty-four (24) months following August 4, 2005 and prior to the Maturity Date, by giving at least seven (7) days prior written notice of redemption to Laurus.

As of December 31, 2006 and December 31, 2005, the outstanding balance of the Convertible Note, net of discount, is $3,512,811 and $3,504,912, respectively; and the unamortized discount is $487,189 and $495,088, respectively.

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

Note 8: Short-Term Loan Payable

As of December 31, 2006, the Company has short-term loan facilities from four commercial banks in Hong Kong to finance its working capital. The total facility available is approximately $1,953,735 and accrues interest at 5.71% p.a. to 8% p.a. with maturity date from January 26, 2007 to October 11, 2007. The facilities are unsecured and collateralized by a personal guarantee of a director. As of December 31, 2006, the amount outstanding against these facilities is $1,823,884.

Moreover, as of December 31, 2006, the Company has a short-term loan to finance its business tax payable in Hong Kong from two commercial banks. The facility available totaled approximately $454,971 and accrues interest at 7%. The maturity date of these loans is October 31, 2007 and November 1, 2007 respectively. The facility is unsecured and collateralized by a personal guarantee of a director. As of December 31, 2006, the amount outstanding against this facility is $418,221.

Note 9: Capital Lease Obligations

The Company has entered into various capital leases for automobiles and postage equipment expiring at various dates through 2010.

Aggregate annual payments on capital lease obligations at December 31, 2006 and 2005 are:

	2006	2005

2007	$71,089	$65,935
2008	42,850	44,393
2009	31,065	16,045
2010	17,046	4,213

	162,050	130,586
Less: amount representing interest
(interest rate range from 2.5%-3.5%)	17,072	11,152

Present value of future minimum
lease payments	$144,978	$119,434

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

Property and equipment include the following property under capital leases:

	2006	2005

Equipment	$400,397	$205,909
Less: accumulated depreciation	222,144	92,640

	$178,253	$113,269

Note 10: Operating Leases

The Company has noncancellable operating leases for operating locations and office equipment that expire in various years through 2011. These leases generally require the Company to pay all executory costs (property taxes, maintenance and insurance).

Future minimum lease payments at December 31, 2006, were:

2007	$1,654,252
2008	1,406,780
2009	649,120
2010	176,162
2011	85,976

$3,972,290

Rental expense for all operating leases for the years ended December 31, 2006, 2005 and 2004 was $1,180,272, $759,229 and $512,619, respectively.

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

Note 11: Income Taxes

Income (loss) before provision for income taxes was taxed under the following jurisdictions for the years then ended:

	2006	2005	2004
		(Restated)	(Restated)

United States	$(1,956,369)	$(1,794,370)	$(1,104,878)
Hong Kong	1,091,193	1,967,797	1,687,309
Singapore	13,114	54,267	(47,992)

	$(852,062)	$227,694	$534,439

The provision for income taxes includes these components:

	2006	2005	2004
		(Restated)	(Restated)

Taxes currently payable
United States	$48,093	$(45,246)	$56,570
Hong Kong	221,218	349,809	284,809
Singapore	3,256	—	—

Deferred income taxes
United States	1,310,450	(565,746)	(570,890)
Hong Kong	35,215	1,948	26,736
Singapore	310	1,269	—

Income tax (benefit) expense	$1,618,542	$(257,966)	$(202,775)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	2006	2005	2004
		(Restated)	(Restated)

Computed at the statutory rate (34%)	$(289,702)	$77,416	$181,709
Increase (decrease) resulting from
Nondeductible expenses	85,352	50,335	34,881
Nontaxable income	—	—	—
Stock compensation cost	6,588	(855)	(30,947)
State income taxes	(113,381)	(44,113)	(146,674)
Effect of foreign tax rates	(180,047)	(319,242)	(261,912)
Effective tax rate differential on
deferred income taxes	—	23,696	10,918
Other	(26,864)	(45,203)	9,250
Valuation allowance	2,136,596	—	—

Income tax (benefit) expense	$1,618,542	$(257,966)	$(202,775)

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2006	2005
		(Restated)

Deferred tax assets
Net operating loss carryforwards	$1,743,679	$1,312,513
Stock-based compensation expense	185,382	124,052
Depreciation	20,870	7,810
Registration costs	138,774	142,422
Allowance for doubtful accounts	103,861	51,833
Other	27,406	447

	2,219,972	1,639,077
Deferred tax liabilities - amortization of intangibles	(83,376)	(367,685)
- international tax liabilities	(74,583)	—
Valuation allowance	(2,136,596)	447

Net deferred tax assets/ (liabilities)	$(74,583)	$1,271,392

The above net deferred tax asset is presented on the balance sheets as follows:

	2006	2005
		(Restated)

Deferred tax asset - current	$121,445	$58,479
Deferred tax asset - long-term	1,940,568	1,212,913
Valuation allowance	(2,136,596)	—

Net deferred tax assets/ (liabilities)	$(74,583)	$1,271,392

Significant management judgment is required in determining the valuation allowance recorded against net deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent recovery is believed unlikely, establishes a valuation allowance. The Company must increase tax expense within its statements of operations when a valuation allowance is established or increased in a given period.

During the fourth quarter of 2006, we recorded a valuation allowance for the full amount for our US deferred tax assets aggregating $2,137,000 due to the uncertainties surrounding our ability to utilize some or all of our US deferred tax assets, primarily consisting of certain net operating losses, as well as other temporary differences between book and tax accounting. If the realization of the deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability.

As of December 31, 2006, the Company had federal and state net operating loss carry-forwards of approximately $4,981,000 and $5,591,000, respectively. If not used, these federal and state net operating losses will expire between the years 2019 and 2026. As of the date of acquisition, Airgate had a net operating loss carried forward of approximately $1,474,000, which is subjected to annual usage restriction.

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

Note 12: Retirement Plans

As required by law, the Company operates a Mandatory Provident Fund (Fund) in Hong Kong for the benefit of substantially all of its Hong Kong employees. The assets of the Fund are held separately from those of the Company in a separate provident fund managed by an independent trustee. The Company makes contributions to the Fund as required. For the years ended December 31, 2006, 2005 and 2004, the Company made contributions of $124,503, $83,809 and $82,265, respectively.

As required by law, the Company makes contributions to the State Pension Scheme, the Central Provident Fund (CPF) in Singapore for the benefit of all of its Singapore employees. CPF contributions are recognized as compensation expense in the period in which the contribution is earned. For the years ended December 31, 2006 and 2005, the Company made contributions of $45,698 and $29,146, respectively.

The Company does not maintain any retirement plans for its employees in the United States.

Note 13: Stock Plans

2000 Stock Plan

The Company has a 2000 Stock Plan ("Plan") to issue stock options and grants pursuant to various agreements with employees, service providers, business associates and others that will have an important business relationship with the Company or its affiliates. The maximum number of shares of the Company's common stock available for issuance under the Plan is 2,200,000 shares. As of December 31, 2006, the maximum number of shares available for future grants under the Plan was 1,060,135 shares. The options and stock grants vest over an 18-month period.

In June 2005, stock options for 200,000 shares were exercised to purchase the Company's common stock at an exercise price of $0.098. The proceeds of $19,600 received by the Company for the exercise of stock options were credited to common stock. No other options have been granted. Any proceeds received by the Company from exercises of stock options are credited to common stock.

The Company, effective January 1, 2006, adopted Statement of Financial Accounting Standards No. 123R (FAS 123R), "Share-Based Payments" using the modified prospective application method for transition. Accordingly, prior year amounts have not been restated. The transition did not have a material effect on earnings for the year ended December 31, 2006.

Previously, the unearned compensation related to restricted stock grants was recorded as a contra equity account. Under the provisions of FAS 123R, paragraph 74, this unearned compensation is no longer reflected in stockholders' equity. Unearned compensation as of January 1, 2006 was adjusted against the common stock. Certain other disclosures required under FAS 123R and SAB107 have not been made as they are not material.

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

A summary of the options outstanding under the plan at December 31, 2006 and 2005 and the changes during the years then ended is presented below:

	2006		2005
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	—	$	200,000	$0.098
Granted	—		—
Exercised	—		200,000	0.098
Forfeited	—		—
Expired	—		—

Outstanding, end of year	—	$—	—	$—

Options exercisable, end of year	—		—

Also under the Plan, the Company has issued stock grants for 32,315 shares during 2006. The Company recognizes compensation cost for these grants over the vesting period based on the fair value of the grant at the grant date. Compensation cost related to these stock grants under the Plan was $16,481 for 2006.

Other Stock Grants

In November 2003, the Company entered into three service agreements with three key employees. Under the terms of the agreements, the Company granted to these employees a total of 1,750,000 restricted shares. The shares are considered restricted as they have not been registered with the Securities and Exchange Commission. Two agreements require the employees to continue to provide services to the Company from January 1, 2004 through December 31, 2014. One agreement requires the employee to provide services through December 31, 2008. Compensation cost is measured at the grant date based on the estimated fair value of the restricted shares. The compensation cost is recognized as expense over the service period required under the agreements. The unearned portion of the compensation cost is recorded in equity as unearned compensation cost. The Company is holding the stock certificates pending the completion of the service agreements. In December 2004, one of the key employees terminated her service agreement with the Company and 850,000 restricted shares that were previously granted were subject to cancellation in 2005. The compensation cost related to this service agreement was reversed in the fourth quarter of 2004. In 2006, 2005, and 2004, the Company recorded $139,647 each year, of compensation in connection with certain stock grants to employees. The weighted average fair value of these grants was $1.47. Deferred compensation expenses was $904,039; $1,043,686; and $1,183,333 for the years ended December 31, 2006, 2005 and 2004, respectively.

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

In March 2004, the Company granted an employee 100,000 shares of common stock. The shares were registered with the SEC by filing a Form S-8 Registration Statement on March 29, 2004. The employee continued to provide services to the Company from January 1, 2004 through December 31, 2005. On September 11, 2004, this employee resigned from the position of director but agreed to continue to act as an independent consultant for British market development. Compensation cost is measured at the grant date based on the estimated fair value on the date of grant. The compensation cost is recognized as expense over the service period required under the agreements. The unearned portion of the compensation cost is recorded against the common stock and continues to be amortized. The Company is holding the stock certificates pending the completion of the service period.

Also in March 2004, the Company issued 50,000 shares of common stock to a business advisor. The Company recorded expense of $57,750 which is the estimated fair value of the stock on the grant date.

Moreover, the Company issued 74,000 and 67,008 shares of common stock to its employees during September 2006 and January 2005 respectively. The Company recorded expense of $32,634 and $45,565 for the years ended 2006 and 2005, respectively, which is the estimated fair value of the stock at the grant date.

Note 14: Treasury Stock

Based on the resolution of the Board of Directors in October 2005, the Company authorized the repurchase of shares of its outstanding Common Stock, in an aggregate amount not to exceed $500,000. As of December 31, 2006, 41,800 shares of common stock totaling $32,623 have been repurchased and reflected at cost as a reduction from stockholders' equity.

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

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

In June 2004, the Company issued warrants for 100,000 shares to a financial advisory services provider. These warrants expire five years from the date of issuance and have an exercise price of $1.15 per share.

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

Effective May 2, 2006, the Company completed the restructuring of its outstanding $7.5 million credit facility (the "Laurus Credit Facility") with Laurus. Details discussed in note 6. The Company issued an additional warrant to Laurus providing Laurus the right to purchase up to additional 350,000 shares of Common Stock at an exercise price of $0.88 per share.

Below is a summary of the activity of the outstanding warrants.

	2006		2005
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding, beginning of year	4,385,788	$0.96	2,885,788	$1.78
Granted	350,000	0.88	1,500,000	1.00
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of year	4,735,788	$0.95	4,385,788	$0.96

The following table summarizes information about warrants outstanding at December 31, 2006:
	Warrants OutstandingWeighted-Average
Weighted-Average Exercise Prices	Number Outstanding	Remaining Contractual Life
$0.80	50,000	1.60 years

$0.85	50,000	1.75 years

$0.88	2,819,955	3.66 years

$1.00	1,500,000	5.58 years

$1.15	100,000	2.44 years

$1.44	145,833	2.28 years

$1.76	35,000	4.35 years

$2.00	35,000	4.35 years

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

Note 16: Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Year Ended December 31, 2006
	Loss	Weighted- Average Shares	Per Share Amount
Net loss attributable to common stockholders	$(4,476,960)
Basic earnings per share
Loss available to common stockholders	(4,476,960)	27,547,778	$(0.16)
Effect of dilutive securities
Stock options	—	—
Warrants	—	—
Convertible debt	—	—
Diluted earnings per share
Loss available to common stockholders and
assumed conversions	$(4,476,960)	27,547,778	$(0.16)

Common stock equivalents related to convertible preferred stock and warrants of 3,409,091 and 4,735,788, respectively, are not included in the calculation of dilutive earnings per share because they have an anti-dilutive effect.

	Year Ended December 31, 2005
	Loss (Restated)	Weighted-Average Shares	Per Share Amount (Restated)
Net loss attributable to common stockholders	$(914,186)
Basic earnings per share
Loss available to common stockholders	(914,186)	25,647,328	$(0.04)
Effect of dilutive securities
Stock options	—	—
Warrants	—	4,299
Convertible debt	—	—

Diluted earnings per share
Loss available to common stockholders and
assumed conversions	$(914,186)	25,651,627	$(0.04)

Common stock equivalents related to convertible preferred stock and warrants of 5,056,818 and 4,385,788, respectively, are not included in the calculation of dilutive earnings per share because they have an anti-dilutive effect.

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

	Year Ended December 31, 2004
	Income	Weighted- Average	Per Share Amount
	(Restated)	Shares	(Restated)
Net income loss attributable to common stockholders	$41,605
Basic earnings per share
Income available to common stockholders	41,605	25,895,059	$0.00
Effect of dilutive securities
Stock options	—	184,179
Warrants	—	36,538
Convertible debt	—	—

Diluted earnings per share
Income available to common stockholders
and assumed conversions	$41,605	26,115,776	$0.00

Note 17: Preferred Stock

The Series A Preferred Stock has 10,000,000 shares authorized and 3,000 and 4,450 shares issued as of December 31, 2006 and 2005, with a stated value of $1,000 per share. The Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $1.44 per share and pays a cumulative annual dividend equal to six (6%) percent of the stated value, which at the option of the Company, subject to certain conditions, may be paid in shares of Common Stock. The Series A Preferred Stock is non-voting and redeemable at its stated value four years from the date of issuance.

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

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

On August 4, 2005, the Company completed a financing transaction described in note 6 "Convertible and Non Convertible Note". The Notes contain a conversion feature whereby the Notes can be converted to common stock. The conversion price of the first $3,750,000 is convertible at $0.88 per share and the balance is convertible at $1.05. Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company executed April 12, 2004, and the Common Stock Purchase Warrants issued to the purchasers of the Company's Series A Convertible Preferred Stock, the Set Price of the Series A Convertible Preferred Stock and the exercise price of the Purchase Warrants, has been adjusted to $0.88 per share accordingly. In accordance with EITF 00-27 and EITF 05-8, the intrinsic value of the additional beneficial conversion option of $2,659,091 was recorded as unamortized discount on the preferred stock and as additional stockholders' equity (warrants outstanding) on the date of conversion price resetting. The Company has elected to accrete the discount related to the preferred stock over the period from the date of issuance through the Series A Preferred Stock's redemption date using the effective interest method over the remaining life of the Series A Preferred Stock. As a result, $1,188,562 and $540,361 was accreted from the additional beneficial conversion for Series A Preferred Stock during the year ended December 31, 2006 and 2005.

One of the institutional investors converted shares of the Series A Preferred Stock into shares of common stock at a conversion price of $0.88 per share on the following dates:

Date of conversion	Number of Series A Preferred Stock converted
August 16, 2005	250
November 10, 2005	300
January 25, 2006	300
March 30, 2006	300
July 5, 2006	300
September 5, 2006	300
October 17, 2006	250
Total converted	2,000

The outstanding Series A Preferred Stock is redeemable in 2008. The redeemable amounts and unamortized discounts are as follows:

	December 31, 2006	December 31, 2005
		(Restated)
Redeemable amount	$3,000,000	$4,450,000
Unamortized discount	(1,366,017)	(3,124,067)
Carrying value	$1,633,983	$1,325,933

Future amortization of the deferred financing costs, preferred stock discount and beneficial conversion feature is as follows:

2007	$968,339
2008	397,678

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

In connection with the issuance of the Series A Preferred Stock, the Company incurred $958,951 of finance costs. These costs have been recorded as an asset and are accreted over the term of the preferred stock. For the year ended December 31, 2006 and 2005, the Company recognized $287,769 and $278,867, respectively related to the accretion of the Series A Preferred Stock deferred financing cost.

Future amortization of the deferred financing costs is as follows:

2007	157,796
2008	62,471

The deferred financing cost are included in the previous table “Future amortization of the deferred financing costs, preferred stock discount and beneficial conversion” in Note 17 and are recorded as a reduction in the balance of preferred stock on the balance sheet.

Note 18: Related Party Transactions

During the years ended December 31, 2006, 2005 and 2004, the Company had the following transactions with related parties.

As of December 31, 2006 and 2005, general banking and loan facilities granted by various banks to the Company were secured by directors' (Alfred Lam and Louisa Chan) personal guarantees.

As of December 31, 2006 and December 31, 2005, the Company had a payable to a minority shareholder of a subsidiary of $123,893 and $150,120, respectively. The payable accrues interest at 3% per annum, is unsecured and has no fixed repayment terms.

Note 19: Equity Investment in Affiliates

Equity investment in affiliates relates to ownership of Shanghai Air Cargo Ground Handling Services Ltd ("Shanghai Air Cargo"), Vantage Point Services Limited ("Vantage Point"), Careship International Transportation Ltd. ("Careship International") and Careship Aviation Limited (“Careship Aviation”) for 35%, 40%, 46.92% and 20%, respectively. Shanghai Air Cargo began operations in April 2004 and the interest in Vantage Point, Careship International and Careship Aviation was acquired by the Company in October 2004, January 2005 and July 2006, respectively. Financial results of operations of the affiliates during the years ended December 31, 2006 and 2005 are summarized below:

	Year ended December 31, 2006
	Shanghai Air	Vantage	Careship	Careship
	Cargo	Point	International	Aviation
Total Assets	$1,137,250	$267,214	$1,125,929	$96,593
Total Liabilities	219,351	334,740	132,326	—
Total Equity	917,899	(67,526)	993,603	96,593
Net Sales	1,779,631	974,280	342,666	—
Cost of Sales	1,374,053	886,769	271,831	—
Gross Profit	405,578	87,511	70,836	—
Net Income (Loss)	166,518	(90,911)	(35,571)	(3,278)
Equity in Income (Loss) of Affiliates	58,281	—	(16,690)	(656)

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

	Year ended December 31, 2005
	Shanghai Air Cargo	Vantage Point	Careship International
Total Assets	$1,152,416	$397,876	$998,455
Total Liabilities	425,512	374,400	207,266
Total Equity	726,904	23,476	791,189
Net Sales	1,428,733	1,048,590	582,723
Cost of Sales	1,092,088	962,818	517,227
Gross Profit	336,644	85,772	65,496
Net Income (Loss)	84,867	(76,696)	19,994
Equity in Income (Loss) of Affiliates	29,703	(30,678)	9,381

The Company invested $846,847 in its 46.92% interest in Careship International which amount was $792,453 in excess of the underlying equity in net assets of the investee in January 2005. This excess was allocated to an intangible asset of $555,278 and the balance of $237,175 to goodwill. The intangible asset related to an exclusive right to conduct business which was granted to Careship International by the government of the Peoples Republic of China for a term of ten years. The intangible is being amortized over the term of the exclusive right. The amortization expense is reflected in the equity in income (loss) of affiliates and amounted to $52,182 and $64,849 (with over provision of $12,432) for the year ended December 31, 2006 and 2005 respectively.

Note 20: Business Acquisitions

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

On July 1 2006, the Company acquired 51% of the stock of SDA Forwarding Co Limited (“SDA”) for $15,300. SDA is an non-asset based logistics services company based in Hong Kong.

The above transactions were recorded using the purchase method of accounting. The results of operations are included in the consolidated financial statement since the date of acquisition. Assets and liabilities were recorded based on fair values. The purchase price in excess of net identified tangible and intangible assets acquired is accounted in accordance to FASB Statement No. 141.

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

Note 21: Disclosures about Fair Value of Financial Instruments

The estimated fair value of the preferred stock and secured convertible note using a discounted cash flow model is approximately $2,929,000 and $3,537,000, respectively.

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

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

Major Supplier

The Company has no purchases from or payables to a major supplier who constituted 10% or more of the Company's total purchases and payables during the years ended December 31, 2006, 2005 and 2004

Major Customers

Sales to and receivable from customers who comprised 10% or more of the Company's total sales or receivables follows:

	2006		2005		2004
	Sales	Receivable	Sales	Receivable	Sales	Receivable
Customer A	—%	—%	10%	—%	12%	—%
Customer B	—	—	11	—	10	—
	—%	—%	21%	—%	22%	—%

Note 23: Commitments

Cargo Commitments

The Company has entered into written agreements with various carriers pursuant to which the Company is committed to utilize a guaranteed minimum amount of cargo space each year. As of December 31, 2006, the minimum amount of such cargo space to be utilized in 2007 was approximately $2,052,345.

Letters of Credit

Certain banks have issued letters of credit to guarantee performance to certain vendors on behalf of the Company. The amount available under the letters of credit is approximately $568,123 as of December 31, 2006. These letters of credit are secured by restricted cash.

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

Note 24: Segments of the Business

Business Segments

The Company operates mainly in two business segments. Those segments are air forwarding and sea forwarding services. The following table summarizes the Company's operations during the years ended December 31, 2006, 2005 and 2004 by operating segment.

	Air Forwarding			Sea Forwarding
	2006 (Restated)	2005 (Restated)	2004	2006 (Restated)	2005
Revenue	$95,238,064	$78,756,811	$65,169,422	$58,747,682	$46,251,831

Cost of forwarding	(81,471,805)	(66,235,453)	(55,091,649)	(51,185,356)	(40,776,620)

Depreciation and amortization	(642,764)	(573,019)	(506,397)	(480,366)	(365,302)

Interest expense	(262,974)	(179,916)	(140,850)	(2,078)	(22,924)

Other segment expenses attributable to segment	(6,245,411)	(3,914,663)	(3,089,237)	(3,698,110)	(2,014,862)
Segment income	$6,615,110	$7,853,760	$6,341,289	$3,381,772	$3,072,123

Net other unallocable expenses*
Minority interest
Net income (loss)
Goodwill	$2,678,132	$2,420,584	$1,798,573	$1,067,700	$820,223
Intangible assets	282,040	757,033	888,429	128,391	225,183
Other assets	23,519,951	22,703,392	21,458,356	13,679,134	9,344,902
Total assets	$26,480,123	$25,881,009	$24,145,358	$14,875,225	$10,390,308

	Sea Forwarding		Total
	2004	2006	2005	2004
	(Restated)	(Restated)	(Restated)
Revenue	$34,431,032	$153,985,746	$125,008,642	$99,600,454

Cost of forwarding	(29,730,147)	(132,657,161)	(107,012,073)	(84,821,796)

Depreciation and amortization	(181,605)	(1,123,130)	(938,321)	(688,002)

Interest expense	(27,558)	(265,052)	(202,840)	(168,408)

Other segment expenses attributable to
segment	(1,742,220)	(9,943,521)	(5,929,525)	(4,831,457)

Segment income	$2,749,502	9,996,882	10,925,883	9,090,791

Net other unallocable expenses*		(12,503,420)	(10,440,223)	(8,353,577)

Minority interest		9,662	(7,557)	19,197

Net income (loss)		$(2,496,876)	$478,103	$756,411
Goodwill	$941,935	$3,745,832	$3,240,807	$2,740,508
Intangible assets	469,385	410,431	982,216	1,357,814
Other assets	4,661,049	37,199,085	32,048,294	26,119,405

Total assets	$6,072,369	$41,355,348	$36,271,317	$30,217,727

*	The amounts comprised general and administrative expenses for which it was impracticable to make an allocation into each reportable segment.

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

Geographical Segments

The table below summarized the Company's revenues during the years ended December 31, 2006, 2005 and 2004 analyzed into geographical locations:

	2006	2005	2004
*IATA Area 1	$16,762,795	$19,214,974	$15,157,473
*IATA Area 2	29,961,102	30,376,139	23,966,060
*IATA Area 3	107,261,849	75,417,529	60,476,921
Total	$153,985,746	$125,008,642	$99,600,454

The tables below summarize the Company's assets as of December 31, 2006, 2005 and 2004 analyzed into geographical locations:

	Receivables Trade	Other Assets	Total Assets
2006
*IATA Area 1	$8,074,193	$7,153,413	$15,227,606
*IATA Area 2	4,967,276	8,856	4,976,132
*IATA Area 3	8,403,835	12,747,775	21,151,610

Total	$21,445,304	$19,910,044	$41,355,348

	Trade Receivables	Other Assets	Total Assets
2005 (Restated)
*IATA Area 1	$8,381,548	$9,854,462	$18,236,010
*IATA Area 2	3,045,265	—	3,045,265
*IATA Area 3	5,959,547	9,030,495	14,990,042

Total	$17,386,360	$18,884,957	$36,271,317

	Trade Receivables	Other Assets	Total Assets
2004 (Restated)
*IATA Area 1	$9,521,971	$7,730,255	$17,252,226
*IATA Area 2	2,101,998	—	2,101,998
*IATA Area 3	1,856,862	9,006,641	10,863,503

Total	$13,480,831	$16,736,896	$30,217,727

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

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

Note 25: Supplementary Financial Information

Quarterly Results (Unaudited)

	2006
	First quarter ended	Second quarter ended	Third quarter ended	Fourth quarter ended	Total for the year ended
	March 31	June 30	September 30	December 31	December 31

Net Sales	$30,429,925	$37,362,565	$45,055,638	$41,137,618	$153,985,746
Gross Profit	4,679,655	5,134,726	6,022,435	5,491,769	21,328,585
Operating Income (Loss)	(163,945)	182,077	805,857	(1,199,765)	(375,776)
Convertible and Non-Convertible
note amortization of deferred
financing costs	(18,334)	(22,132)	(26,677)	(31,835)	(98,978)
Amortization of Convertible &
Non-Convertible note discount	(10,434)	(14,241)	(18,400)	(24,099)	(67,174)
Income (Loss) Before Income,
Taxes and Minority Interest	(287,387)	45,135	643,865	(1,253,675)	(852,062)
Net Income (Loss)	(86,649)	87,305	492,823	(1,232,522)	(739,043)
Accretion of Series A Preferred
Stock, net to redemption value and dividends	(691,854)	(285,712)	(616,425)	(386,093)	(1,980,084)
Net Income (Loss) attributable to
common stockholders	(778,504)	(198,407)	(123,602)	(3,376,447)	(4,476,960)
Basic Earning (Loss) Per Share
attributable to common stockholders	(0.03)	(0.01)	(0.00)	(0.13)	(0.16)
Diluted Earning (Loss) Per Share
attributable to common stockholders	(0.03)	(0.01)	(0.00)	(0.13)	(0.16)
Weighted average number of shares outstanding
during the period - basic and diluted	26,693,517	27,220,569	27,716,471	26,950,793	27,547,778

Pacific CMA, Inc. Notes to Consolidated Financial Statements December 31, 2006 and 2005

In the fourth quarter ended December 31, 2006, the Company incurred an operating loss of $702,491 which was mainly due to the increase in cost of forwarding with airlines related to the collection of surcharges for security and advance cargo manifests, as well as a sharp increase in fuel prices. Additionally, during the peak season, the transportation costs increased due to unexpected higher demand. Since we did not have sufficient time to inform our customers of the increase in our rates, the increase in costs could not be passed on to our customers. Therefore, the gross profit for the fourth quarter of 2006 decreased when compared with the third quarter of 2006. This increase was unexpected and we do not believe that it will occur again.
	2005
	First quarter ended	Second quarter ended	Third quarter ended	Fourth quarter ended	Total for the year ended
	March 31	June 30	September 30	December 31	December 31
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Net Sales	$25,604,545	$29,053,425	$33,945,901	$36,404,771	$125,008,642
Gross Profit	4,096,418	4,441,004	5,018,799	4,440,348	17,996,569
Operating Income (Loss)	210,895	466,620	759,130	(689,151)	747,494
Convertible and Non-Convertible
note amortization of deferred financing costs	—	—	(28,461)	(15,798)	(44,259)
Amortization of Convertible &
Non-Convertible note discount	—	—	(27,642)	(8,281)	(35,923)
Income (Loss) Before Income,
Taxes and Minority Interest	(119,883)	380,537	558,075	(830,801)	(227,694)
Net Income (Loss)	179,961	434,524	431,956	(568,338)	478,103
Accretion of Series A Preferred
Stock, net to redemption value and dividends	(195,887)	(194,386)	(484,552)	(517,464)	(1,392,289)
Net Income (Loss) attributable to
common stockholders	(15,926)	240,138	(52,596)	(1,085,802)	(914,186)
Basic Earning (Loss) Per Share
attributable to common stockholders	(0.00)	0.01	(0.00)	(0.04)	(0.04)
Diluted Earning (Loss) Per Share
attributable to common stockholders	(0.00)	0.01	(0.00)	(0.04)	(0.04)