Form 10-Q
period 2007-03-31
PACIFIC CMA INC
filed 2007-05-14
CIK 1071775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.
Commission File Number:  0-27653

PACIFIC CMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1475073
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.
Common Stock: Outstanding as of: May 11, 2007: 28,619,271 shares

PACIFIC CMA, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Pacific CMA, Inc.
Condensed Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

Assets
	(Unaudited) 2007	2006
Current Assets
Cash and cash equivalents	$1,248,741	$2,783,696
Restricted cash	6,245,535	5,863,185
Accounts and notes receivable, net of allowance for doubtful accounts; 2007 - $693,673; 2006 - $680,632	17,356,429	21,445,304
Refundable income taxes	109,568	76,274
Other receivables	453,642	1,076,042
Deposits and prepaid expenses	1,973,841	1,668,086
Total current assets	27,387,756	32,912,587

Property and Equipment, net of accumulated depreciation; 2007 - $1,392,454; 2006 - $1,193,307	1,685,823	1,758,832

Other Assets
Goodwill	4,314,622	3,745,832
Intangible assets, net of accumulated amortization; 2007 - $2,892,334; 2006 - $2,726,137	694,390	410,431
Deferred financing costs on convertible and non-convertible notes	366,413	403,502
Investment deposit	610,000	955,656
Investment in equity method subsidiaries	1,152,908	1,168,508
	7,138,333	6,683,929
Total Assets	$36,211,912	$41,355,348

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable - bank and non-convertible note	$7,328,548	$6,714,451
Current maturities of capital lease obligations	69,894	64,123
Accounts payable	11,484,210	15,076,453
Accrued expenses	1,248,208	1,456,000
Deferred tax liabilities	139,463	74,583
Payable-minority shareholder	123,893	123,893
Short-term loan payable	1,943,095	2,242,105
Income taxes payable	10,084	10,084
Total current liabilities	22,347,395	25,761,692

Capital Lease Obligations	103,099	80,855

Convertible Note, net	2,393,739	3,512,811

Total Liabilities	24,844,233	29,355,358
Series A Preferred Stock, net	1,850,864	1,633,983

Minority Interest	189,503	175,596

Stockholders’ Equity
Common stock, US$0.001 par value; authorized - 100,000,000 shares and issued - 2007 - 28,619,271 shares and 2006 - 28,597,712 shares	4,845,646	4,805,193
Treasury common stock, at cost, 2007 and 2006 - 41,800 shares	(32,623)	(32,623)
Warrants outstanding	1,610,679	1,610,679
Additional paid-in capital	6,659,211	6,659,211
Retained earnings	(3,819,673)	(2,916,121)
Accumulated other comprehensive income	64,072	64,072
Total stockholders’ equity	9,327,312	10,190,411

Total stockholders’ equity and liabilities	$36,211,912	$41,355,348

See Notes to Condensed Consolidated Financial Statements

Pacific CMA, Inc.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006 (Restated)

Freight Forwarding Income	$33,175,189	$30,429,925
Operating Expenses
Cost of forwarding	(27,449,164)	(25,750,270)
General and administrative	(5,696,359)	(4,562,123)
Depreciation and amortization	(371,035)	(246,565)
Stock-based compensation cost	(34,912)	(34,912)
	(33,551,470)	(30,593,870)
Operating Loss	(376,281)	(163,945)

Other Income (Expense)
Interest and other income	108,371	102,750
Interest expenses	(267,149)	(186,626)
Convertible and non-convertible note amortization of deferred financing costs	(37,089)	(18,334)
Amortization of convertible and non-convertible note discount	(30,866)	(10,434)
Loss of equity method subsidiaries	(15,600)	(10,621)
	(242,333)	(123,265)
Loss Before Income Taxes	(618,614)	(287,210)

Provision (Benefit) for Income Taxes	9,150	(206,964)

Loss Before Minority Interest	(627,764)	(80,246)

Minority Interest	(13,907)	(6,403)

Net Loss	(641,671)	(86,649)

Accretion of Series A Preferred Stock, net to redemption value and dividends	(261,881)	(691,854)

Net Loss attributable to common stockholders	$(903,552)	$(778,503)

Basic Loss Per Share attributable to common stockholders	$(0.03)	$(0.03)

Diluted Loss Per Share attributable to common stockholders	$(0.03)	$(0.03)

Weighted average number of shares outstanding during the year - basic	28,599,543	26,693,517

Weighted average number of shares outstanding during the year - diluted	28,599,543	26,693,517

See Notes to Condensed Consolidated Financial Statements

Pacific CMA, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006 (Restated)
Operating Activities
Net loss	$(641,671)	$(86,649)
Items not requiring (providing) cash
Amortization of convertible and non-convertible note discount and deferred financing costs	67,955	28,768
Depreciation and amortization	371,035	246,565
Common stock issued for services and employee compensation	34,912	34,912
Deferred income taxes	(13,897)	(279,228)
Other	42,367	17,018
Changes in
Accounts receivable	4,148,621	(123,584)
Accounts payable	(3,684,722)	376,767
Accrued expenses	(215,119)	(229,856)
Income taxes refundable/payable	(52,949)	821,181
Other assets and liabilities	347,365	54,052
Net cash provided by operating activities	403,897	859,946

Investing Activities
Purchase of property and equipment	(75,257)	(176,734)
Proceeds from sale of property and equipment	--	6
Deposit refund (paid) for potential equity investment	140,000	(350,000)
Acquisition of subsidiary	(718,939)	(597,945)
Net cash used in investing activities	(654,196)	(1,124,673)

Financing Activities
Net change in restricted cash	(382,350)	(303,746)
Net change in notes payable - bank	614,093	156,899
Principal payments under capital lease obligation	(27,991)	(15,116)
Preferred stock dividend	(39,460)	1,600
Principal payments of other loan	(299,010)	(92,663)
Principal payments of revolving note	(1,149,938)	(116,201)
Repurchase of common stock	--	(7,796)
Net cash used in financing activities	(1,284,656)	(377,023)

Decrease in Cash and Cash Equivalents	(1,534,955)	(641,750)

Cash and Cash Equivalents, Beginning of Period	2,783,696	2,018,093

Cash and Cash Equivalents, End of Period	$1,248,741	$1,376,343

Supplemental Cash Flow Information
Interest paid	$267,149	$186,626

See Notes to Condensed Consolidated Financial Statements

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

Note 1:	Basis of Presentation

The accompanying condensed consolidated financial statements of Pacific CMA, Inc. (the “Company”) and its subsidiaries (the “Group”) as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.

The condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2006 included in the Company’s Form 10-K filed on April 2, 2007.

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2007, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit. At March 31, 2007, the Company’s cash accounts in the United States of America exceeded federally insured limits by approximately $1,026,000.

Restricted Cash

Restricted cash consists of fixed deposits, collateral deposits and certificates of deposit held by banks providing collateral for overdraft, trust receipts, letters of credit and support bank guarantees provided to certain vendors of the Company. At March 31, 2007, the restricted cash held for these facilities amounted to $6,245,535. The restricted cash also includes cash held in lockbox accounts for financing the loan arrangement of the secured convertible and non-convertible note with details discussed in Note 7. As of March 31, 2007, the cash held in the lockbox account amounted to $369,636 under the compensating balance arrangement.

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007 and 2006
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

New Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,”requires that an enterprise evaluate all tax positions recognized in that enterprise’s financial statements for any uncertainty that the tax positions will not be sustained under examination. The evaluation process is twofold. First, an enterprise must determine whether it is more likely than not that a tax position will be sustained upon examination. Secondly, the enterprise must measure the amount of benefit to recognize in its financial statements for tax positions which meet the more likely than not threshold. FASB Interpretation No. 48 became effective for fiscal years beginning after December 15, 2006. For the quarter ending March 31, 2007, the Company does not believe there is any uncertainty with respect to the tax positions reflected in its financial statements which would result in a material change in the amount of benefit recognized in the financial statements; therefore, no provision has been made for the adoption of FASB Interpretation No. 48.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its consolidated financial statements.

Note 2:	Restatement of Financial Statements

We have restated our consolidated financial statements as of and for the three months ended March 31, 2006. The determination of the restatements was made as a result of a correction of the Company’s application of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), in accounting for the Company’s Series A Preferred Stock. The Company originally accounted for its Series A Convertible Preferred Stock as a liability; however, since the preferred stock is convertible, the redemption feature is conditional and the Series A Preferred Stock should not be accounted for under SFAS 150. The Company has reviewed EITF D-98, Classification and Measurement of Redeemable Securities, and determined that the Series A Preferred Stock should be accounted for as temporary equity. This reclassification also resulted in the offering costs related to the Series A Preferred Stock to be reclassified from other assets and netted against the balance at which the Series A Preferred Stock was recorded. As a result of this reclassification, the Company also reversed the amortization of the offering costs and recorded these charges directly to retained earnings. In addition, the Company has modified its presentation of earnings (loss) per share attributable to common stockholders to reflect the impact of the deemed dividend and beneficial conversion feature related to the preferred stock. Finally, the Company reversed the tax accounting for the beneficial conversion feature and deemed dividend that has been recorded to the Series A Preferred Stock.

The Company has elected to accrete the discount related to the preferred stock over the period from the date of issuance through the Series A Preferred Stock’s redemption date using the effective interest method. The impact of the restatement on the consolidated statements of operations and cash flows is shown in the accompanying tables.

The following table presents the effect of the Restatement on the consolidated statement of operations

	Three Months Ended March 31, 2006
	As Previously Reported	Adjustments	As Restated

Freight Forwarding Income	$30,429,925		$30,429,925
Operating Expenses
Cost of forwarding	(25,750,270)		(25,750,270)
General and administrative	(4,562,123)		(4,562,123)
Depreciation and amortization	(246,565)		(246,565)
Stock-based compensation cost	(34,912)		(34,912)
	(30,593,870)		(30,593,870)
Operating Loss	(163,945)		(163,945)

Other Income (Expense)
Interest and other income	102,750		102,750
Interest expense	(186,626)		(186,626)
Preferred stock dividend and amortization of deferred financing costs	(165,055)	165,055	--

Amortization of preferred stock discount	(99,427)	99,427	--

Preferred stock beneficial conversion	(427,372)	427,372	--
Minimum borrowing note and revolving note amortization of deferred financing costs	(18,334)		(18,334)
Amortization of minimum borrowing note and revolving note discount	(10,434)		(10,434)

Loss of equity method subsidiaries	(10,621)		(10,621)
	(815,119)		(123,265)
Loss Before Income Taxes	(979,064)		(287,210)

Benefit for Income Taxes	(483,705)	276,741	(206,964)

Loss Before Minority Interest	(495,359)		(80,246)

Minority Interest	(6,403)		(6,403)

Net Loss	$(501,762)		(86,649)

Accretion of Series A Preferred Stock, net to redemption value		(691,854)	(691,854)

Net income attributable to common shareholders			$(778,503)

Earnings Per Share attributable to common stockholders

-Basic	$(0.02)		$(0.03)

-Diluted	$(0.02)		$(0.03)

Weighted average number of shares outstanding during the period
- Basic	26,693,517		26,693,517

- Diluted	26,693,517		26,693,517

The following table presents the effect of the Restatement on the consolidated statement of cash flows:

	Three Months Ended March 31, 2006
	As Previously Reported	Adjustments	As Restated
Operating Activities
Net loss	$(501,762)	$415,113	$(86,649)
Items not requiring (providing) cash
Amortization of preferred stock discount	99,427	(99,427)	--
Preferred stock dividend and amortization of deferred financing costs	166,655	(165,055)	1,600
Preferred stock beneficial conversion	427,372	(427,372)	--
Amortization of convertible and non-convertible note	28,768		28,768
discount and deferred financial costs
Depreciation and amortization	95,461		95,461
Amortization of intangibles	151,104		151,104
Gain on sale of property and equipment	(6)		(6)
Minority interest in income of subsidiaries	6,403		6,403
Common stock issued for services and employee compensation	34,912		34,912
Undistributed earnings of affiliates	10,621		10,621
Deferred income taxes	(555,969)	276,741	(279,228)
Changes in
Accounts receivable	(123,584)		(123,584)
Accounts payable	376,767		376,767
Accrued expenses	(229,856)		(229,856)
Income taxes refundable/payable	54,052		54,052
Other assets and liabilities	821,181		821,181
Net cash provided by (used in) operating activities	861,546		861,546

Investing Activities
Purchase of property and equipment	(176,734)		(176,734)
Proceeds from sale of property and equipment	6		6
Deposit refund from potential equity investment	(350,000)		(350,000)
Acquisition of subsidiary	(597,945)		(597,945)
Net cash used in investing activities	(1,124,673)		(1,124,673)

Financing Activities
Net change in restricted cash	(303,746)		(303,746)
Net change in notes payable - bank	156,899		156,899
Principal payments under capital lease obligation	(15,116)		(15,116)
Principal payments in other loan	(92,663)		(92,663)
Principal payment of revolving note	(116,201)		(116,201)
Repurchase of common stock	(7,796)		(7,796)
Net cash provided by financing activities	(378,623)		(378,623)

Decrease in Cash and Cash Equivalents	(641,750)		(641,750)

Foreign Currency Exchange Difference	--		--

Cash and Cash Equivalents, Beginning of Period	2,018,093		2,018,093

Cash and Cash Equivalents, End of Period	$1,376,343		$1,376,343

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

Note 3:	Investment Deposit

At March 31, 2006, the Company entered into a Stock Purchase Agreement with HTL Logistics Limited, a Cayman Island corporation (“HTL”), pursuant to which the Company had agreed to acquire seventy percent (70%) of the outstanding shares of capital stock of HTL. The Company deposited $750,000 with HTL to be applied to the purchase price at the closing of the transaction. On November 8, 2006, both parties decided to cancel this transaction and HTL agreed to refund the deposit. As of March 31, 2007, $140,000 has been refunded.

Note 4:	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

	(Unaudited) Three Months Ended March 31
	2007			2006 (Restated)
	Loss	Weighted Average Shares	Per-Share Amount	Loss	Weighted Average Shares	Per-Share Amount
Net loss attributable to common stockholders	$(903,552)			$(778,503)

Basic EPS
Loss attributable to common stockholders	(903,552)	28,599,543	$(0.03)	(778,503)	26,693,517	$(0.03)
Stock options and warrants		--			--

Diluted EPS
Loss attributable to common stockholders	$(903,552)	28,599,543	$(0.03)	$(778,503)	26,693,517	$(0.03)

Common stock equivalents related to warrants, convertible preferred stock and convertible note of $4,735,788, $3,409,091 and $4,499,459, respectively, are not included in the calculation of dilutive earnings per share for the three months ended March 31, 2007 because they have an anti-dilutive effect.

Common stock equivalents related to warrants, convertible preferred stock and convertible note of $4,385,788, $4,375,000 and $4,499,459, respectively, are not included in the calculation of dilutive earnings per share for the three months ended March 31, 2006 because they have an anti-dilutive effect.

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

Note 5:	Common Stock and Preferred Stock

As of March 31, 2007, the Company’s authorized capital stock was comprised of 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. As of March 31, 2007 and December 31, 2006, 28,619,271 and 28,597,712 shares of common stock, respectively; and 3,000 shares of preferred stock are outstanding.

The outstanding Series A Preferred Stock is redeemable in 2008. The redeemable amounts and unamortized discounts are as follows:

	March 31, 2007	December 31, 2006
Redeemable amount	$3,000,000	$3,000,000
Unamortized discount	(1,149,136)	(1,366,017)
Carrying value	$1,850,864	$1,633,983

Accretion of the additional beneficial conversion feature for Series A Preferred Stock was $145,406 and $427,372 during the three months ended March 31, 2007 and 2006, respectively.

Future amortization of the deferred financing costs, preferred stock discount and beneficial conversion feature is as follows:

April 1, 2007 to December 31, 2007	$751,458
2008	397,678

In connection with the issuance of the Series A Preferred Stock, the Company incurred $958,951 of financing costs. These costs have been recorded as a discount of the preferred stock and are accreted over the term of the preferred stock. For the three months ended March 31, 2007 and 2006, the Company recognized $36,119 and $101,555 respectively related to the accretion of the Series A Preferred Stock deferred financial cost.

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

2000 Stock Plan

The Company has a 2000 Stock Plan (“Plan”) to issue stock options and grants pursuant to various agreements with employees, service providers, business associates and others that will have an important business relationship with the Company or its affiliates. The maximum number of shares of the Company’s common stock available for issuance under the Plan is 2,200,000 shares. As of March 31, 2007, the maximum number of shares available for future grants under the Plan was 1,060,135 shares. The options and stock grants vest over an 18-month period.

Treasury Stock

Based on a resolution of the Board of Directors in October 2005, the Company authorized the repurchase of shares of its outstanding Common Stock, in an aggregate amount not to exceed $500,000. As of March 31, 2007, 41,800 shares of common stock at an aggregate cost of $32,623 have been repurchased and reflected at cost as a reduction from stockholders’ equity.

Note 6:	Notes Payable - Bank and Non-Convertible Notes

Short-term borrowings and weighted average interest rates at March 31, 2007 and December 31, 2006, were:

	March 31, 2007		December 31, 2006
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Notes payable - bank and non-convertible note	6.58%	$7,328,548	7.56%	$6,714,451

The Company has certain banking facilities to finance its working capital. The facilities available totaled approximately $9,925,450 before outstanding borrowings at March 31, 2007. The facilities accrue interest at rates varying with the prime rate in Hong Kong, Hong Kong Interbank Offered Rate (HIBOR), or the cost of funds rate. As of March 31, 2007, these rates ranged between 4.16% and 8.75%. The facilities require annual renewals and are collateralized by personal guarantees of two directors and restricted cash of approximately $5,839,206. As of March 31, 2007 and December 31, 2006, amounts outstanding against these facilities were $7,328,548 and $6,714,451, respectively. The facilities have no expiration date for which they are subjected to banks’ review and negotiation about the amounts and terms annually.

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

Note 7:	Convertible and Non-Convertible Notes

Effective August 4, 2005, the Company completed a financing transaction with Laurus Master Fund, Ltd. ("Laurus"), by and among the Company, certain of the Company's United States subsidiaries (the "Subsidiaries"), and Laurus (the "Financing") that was later restructured. The financing consisted of (i) a Secured Convertible Minimum Borrowing Note (the "Minimum Borrowing Note") in the principal amount of $4 million, which was convertible into shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), and (ii) a Secured Revolving Note (the "Revolving Note”). The notes were in the aggregate principal amount of $7.5 million. Effective May 2, 2006, the Company completed the restructuring of its outstanding $7.5 million credit facility (the “Laurus Credit Facility”) with Laurus. The conversion feature of the Laurus Credit Facility has been limited to the conversion of the secured convertible note (the “Convertible Note”) in the maximum principal amount of $4 million, which is convertible into shares of the Common Stock at fixed conversion rate of $0.88 per share with respect to the first $3,750,000 and $1.05 per share with respect to the remaining $250,000. There were no borrowings on the revolving loan at March 31, 2007. Total available borrowings were $4.6 million at March 31, 2007.

The Notes were due on July 29, 2008. The interest rate on the Notes is equal to the greater of (i) six percent (6%), and (ii) the prime rate plus one percent (1)%. The interest rate may be adjusted downward depending on (i) whether the Company has registered the shares of Common Stock underlying the Minimum Borrowing Note, and the Warrant, and (ii) the price of the Common Stock.

During 2005, the Company also issued to Laurus a warrant (the “Warrant”) to purchase, at any time prior to July 29, 2012, up to 1,500,000 shares of Common Stock at a purchase price of $1.00 per share, subject to adjustments. The fair value of the warrant was calculated to be $531,011 using the Black-Scholes model. The following assumptions were used to calculate the value of the warrant: dividend yield of 0%, risk free interest rate 4.13%, expected life of 7 years, and volatility of 45.64%.

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

The Company had the option of prepaying the outstanding principal amount in whole or in part by paying an amount equal to 120% of the principal amount, plus (i) $200,000 if redeemed prior to the date twelve (12) months from a closing of the transaction, (ii) $150,000 if redeemed between the period twelve (12) months following and twenty-four (24) months following August 4, 2005, and (iii) $100,000, if redeemed between the period twenty-four (24) months following August 4, 2005 and prior to the Maturity Date, by giving at least seven (7) days prior written notice of redemption to Laurus.

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

As of March 31, 2007 and December 31, 2006, the outstanding balance of the Convertible Note, net of discount, is $2,393,739 and $3,512,811, respectively, and the unamortized discount is $456,323 and $487,189, respectively.

Effective April 6, 2007, the Company completed a financing transaction with Wells Fargo Bank, National Associates (“Wells Fargo”) pursuant to the terms of a Credit and Security Agreement (the "C&S Agreement"), by and between the Company, certain of the Company’s United States subsidiaries (the “Subsidiaries”), and Wells Fargo (the “Well Fargo Financing”). Pursuant to the C&S Agreement, the Company issued to Wells Fargo a revolving note in the principal amount of $10 million (the “Note”).

On that date, the Company received initial funding under the Wells Fargo Financing of approximately $2,947,000, excluding fees and costs in the amount of $50,000 payable to Wells Fargo, in connection with the Wells Fargo Financing. This initial funding was used to pay all of the Company’s payment obligations under its financing arrangements with Laurus.

The interest rate on the Note is Wells Fargo’s prime rate, plus 0.75%.

The Note is secured by a first priority lien on the assets of the Company and its subsidiaries, and is payable on demand.

Note 8:	Income taxes

During the year ended December 31, 2006 the Company recorded a full valuation allowance of its deferred tax assets related to its United States operations. No income tax benefit has been recorded in the statement of operations related to the operations in the United States for the three months ended March 31, 2007 as these operations incurred a net loss for the first quarter and the Company has continued to provide for a full valuation allowance for its United States operations.

Note 9:	Related Party Transactions

As of March 31, 2007 and December 31, 2006, the Company had a payable to a minority shareholder of a subsidiary of $123,893. The payable accrues interest at 3% per annum, is unsecured and has no fixed payment terms.

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

Note 10:	Segment of the Business

Business Segments

The Company operates mainly in two business segments. Those segments are air forwarding and sea forwarding services. The accounting policies adopted by the Company for segment reporting are described in the summary of significant accounting policies in the Company’s Form 10-K filed for the year ended December 31, 2006.

The following table summarized the Company’s operations as of and for the three months ended March 31, 2007 and 2006 analyzed into air and sea forwarding services:

	Air Forwarding		Sea Forwarding		Total
	(Unaudited)		(Unaudited)		(Unaudited)
	2007	2006 (Restated)	2007	2006 (Restated)	2007	2006 (Restated)
Revenues	$17,525,438	$19,950,405	$15,649,751	$10,479,520	$33,175,189	$30,429,925
Cost of forwarding	(13,721,671)	(16,622,054)	(13,727,493)	(9,128,216)	(27,449,164)	(25,750,270)
Depreciation and amortization	(189,571)	(152,050)	(181,464)	(94,515)	(371,035)	(246,565)
Interest income	35,518	34,833	4	2	35,522	34,835
Interest expense	(88,476)	(62,337)	(1,325)	(473)	(89,801)	(62,810)
Other segment expenses attributable to segment	(1,596,980)	(1,232,970)	(1,276,467)	(592,422)	(2,873,447)	(1,825,392)

Segment income	$1,964,258	$1,915,827	$463,006	$663,896	2,427,264	2,579,723
Net other unallocated expenses					(3,055,028)	(2,659,969)

Minority interest					(13,907)	(6,403)

Net loss					$(641,671)	$(86,649)

Goodwill	$3,261,749	$2,862,979	$1,052,873	$892,414	$4,314,622	$3,755,393
Intangible assets	532,116	685,861	162,274	195,896	694,390	881,757
Other assets	18,292,071	23,188,452	12,910,829	8,777,032	31,202,900	31,965,484

Total assets	$22,085,936	$26,737,292	$14,125,976	$9,865,342	$36,211,912	$36,602,634

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

Geographical Segments

The table below summarized the Company’s revenues during the three months ended March 31, 2007 and 2006 analyzed into geographical locations:

	(Unaudited) Three Months Ended March 31
	2007	2006
Revenues
* IATA Area 1	$6,332,956	$3,446,612
* IATA Area 2	7,690,121	5,813,493
* IATA Area 3	19,152,112	21,169,820

Total	$33,175,189	$30,429,925

The table below summarized the Company’s assets as of March 31, 2007 and 2006 analyzed into geographical locations:

	(Unaudited)			(Unaudited)
	As of March 31, 2007			As of March 31, 2006
	Trade Receivables	Other Assets (Including Goodwill)	Total Assets	Trade Receivables	Other Assets (Including Goodwill)	Total Assets
Assets
*IATA Area 1	$6,286,272	$4,084,211	$10,370,483	$7,317,070	$13,105,448	$20,422,518
*IATA Area 2	4,289,314	8,856	4,298,170	4,002,414	--	4,002,414
*IATA Area 3	6,780,843	14,762,416	21,543,259	6,190,461	5,987,241	12,177,702

Total	$17,356,429	$18,855,483	$36,211.912	$17,509,945	$19,092,689	$36,602,634

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

Pacific CMA, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

Note 11:	Investment in Equity Method Subsidiaries

Investment in equity method subsidiaries relates to ownership of Shanghai Air Cargo Ground Handling Services Ltd. (“Shanghai Air Cargo”), Vantage Point Services Limited (“Vantage Point”), Careship International Transportation Ltd. (“Careship International”) and Careship Aviation Limited (“Careship Aviation”) for 35%, 40%, 46.92% and 20%, respectively. Shanghai Air Cargo began operations in April 2004 and the interest in Vantage Point, Careship International and Careship Aviation was acquired by the Company in October 2004, January 2005 and July 2006, respectively. Financial results of operations of the affiliates during the three months ended March 31, 2007 are summarized below:

	(Unaudited) Three months ended March 31, 2007
	Shanghai Air Cargo	Vantage Point	Careship International	Careship Aviation
Net Sales	$-	$50,048	$64,093	$-
Cost of Sales	-	53,702	28,364	-
Gross Profit	-	(3,654)	35,730	-
Net Income (Loss)	-	(20,634)	(28,022)	(12,434)
Equity in Income (Loss) of Affiliates	-	-	(13,148)	(2,487)

The Company invested $846,847 in its 46.92% interest in Careship International which amount was $792,453 in excess of the underlying equity in net assets of the investee in January 2005. This excess was allocated to an intangible asset of $555,278 and the balance of $237,175 to goodwill. The intangible asset related to an exclusive right to conduct business which was granted to Careship International by the government of the Peoples Republic of China for a term of ten years. The intangible is being amortized over the term of the exclusive right. The amortization expense is reflected in the loss of equity method subsidiaries and amounted to $13,046 for the quarter ended March 31, 2007.

Shanghai Air Cargo Ground Handling Services Ltd ceased its business in the first quarter of 2007. Shanghai Air Cargo is under the progress of dissolving.

Note 12:	Business Acquisitions

On January 2, 2007, the Company completed the acquisition 100% of the equity of Parco Shipping Co., Ltd. (“Parco”) for $1,031,620. Parco is a non-asset based logistics services company based in Hong Kong, which handles both air and ocean shipments between Hong Kong and mainland China. Goodwill and intangible assets of $568,790 and $450,156, respectively, were recognized in this transaction.

The above transaction was recorded using the purchase method of accounting. The results of operations are included in the consolidated financial statement since the date of acquisition. Assets and liabilities were recorded based on fair values. The purchase price in excess of net identified tangible and intangible assets acquired is accounted in accordance to FASB Statement No. 141. The acquisition of Parco is immaterial to the Company as its total assets value is less than 1% of the Company’s total assets value at the date of acquisition.

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

Potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

•	International economic and political risks, over which we have little or no control;
•	Challenges posed by competing in a changing international environment;
•	Political uncertainty in Hong Kong and China making it difficult to develop any long range planning;
•	Relations between the United States and China become unstable;
•	The Chinese government could change its policies toward private enterprises or expropriate private enterprises;
•	The lack of adequate remedies and impartiality under China's legal system may adversely impact our ability to do business and enforce our agreements with third parties;

•	Fluctuations in exchange rates;
•	Our dependence on third parties for equipment and services;
•	Competition from our own cargo agents;
•	Having seasonal business that causes fluctuations in our results of operations and financial condition;
•	A lack of ongoing contractual relationships with our customers;
•	Our inventory of shipping space is subject to the significant risk that we may not be able to "fill" the space while having contracted for that space, and
•	Our insurance may not be sufficient to cover losses or damages to the freight we ship or for consequential damages for a shipment of hazardous materials.

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

If the realization of the deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. The establishment of the valuation allowance for the full amount for our US deferred tax assets aggregating $2,137,000 during the fourth quarter of 2006 does not impair our ability to use the deferred tax assets upon achieving profitability. Our federal and state net operating loss carry-forwards do not expire for the next 13 to 20 years.

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

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their fair values. As of March 31, 2007, goodwill totaled approximately $4.3 million, other intangible assets amounted to approximately $694,000 and our long-lived assets, consisting primarily of net property, plant and equipment, totaled approximately $1.7 million.

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

The Company's wholly owned subsidiary AGI, operates an integrated logistics and freight forwarding business which is based in Hong Kong. The principal services are provided by AGI and its own subsidiaries (wholly owned and majority owned) and its associated (those companies that it holds a minority equity position) companies. At March 31, 2007, AGI wholly-owned subsidiaries included Careship International Transportation Limited (formerly known as Shenzhen Careship International Transportation Ltd.) ("HK Careship"), Pacific CMA Limited (formerly known as AGI China Limited), WCL Global Logistics Limited (“WCL”) and Parco Shipping Co. Ltd. (“Parco”) which were acquired by AGI in 2000, 2002, 2006 and 2007, respectively. The majority owned subsidiaries included AIO Global Logistics Limited (62%) and SDA Forwarding Co. Limited (51%). AGI also has investments in equity method subsidiaries: Shanghai Air Cargo Ground Handling Services Ltd (“Shanghai Air Cargo”), Vantage Point Services Limited (“Vantage Point”), Careship International Transportation Ltd. (“Careship International”) and Careship Aviation Limited (“Careship Aviation”) of 35%, 40%, 46.92% and 20% of their total equity, respectively.

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
Paradigm, a privately held Miami based freight forwarder was acquired on April 30, 2004. Paradigm is a non-asset based logistics services company which primarily handles the air and ocean import shipments from Asia to the U.S. After the acquisition, a branch office in Los Angeles was opened in 2005

OVERALL RESULTS

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

The majority of our transactions are denominated in Hong Kong dollars or United States dollars. The risk due to exchange rate fluctuation is negligible so long as the Hong Kong dollar remains "pegged" to the United States dollar. Sales are made on credit, generally thirty days, or on a cash basis. We have a credit control policy, that our employees have been instructed to follow by checking or obtaining the credit reference of new customers, the credit records of our customers are reviewed by senior staff and a chief executive officer of the Company’s respective subsidiaries   must give his/her prior approval for orders in excess of a pre-determined amount. We, on the other hand, receive credit on a short-term basis, generally thirty days, from airlines and shipping lines. In the United States, we generally have to pay vendors immediately.

In addition, the Company completed the acquisition of Parco Shipping Co., Ltd. (“Parco”) for $1,031,620 on January 2, 2007. Parco is a non-asset based logistics services company based in Hong Kong, which handles both air and ocean shipments between Hong Kong and mainland China. Goodwill and intangible assets of $568,790 and $450,156, respectively, were recognized in this transaction.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006

Total revenue for the three months ended March 31, 2007 increased approximately 9% compared with the three months ended March 31, 2006, from $30,429,925 in 2006 to $33,175,189 in 2007. The increase in revenue was primarily the result of the organic growth of AGI, HK Careship, Paradigm and Airgate, in addition to the inclusion of the results of Parco that we acquired in January 2007.

Revenue derived from the operations of AGI and its subsidiaries (“AGI Group”) increased approximately 15% during the three months ended March 31, 2007 as compared with the same period of 2006. The significant organic growth of AGI Group was the result of the following factors:

•	An increase in the routed freight traffic from the existing agency partners;

•	Improvements in the agency network which enabled the Company to secure new freight business; and

•	The inclusion of the revenue of Parco $463,693 after its acquisition on January 2, 2007.

The revenue of Airgate represented approximately 50% of our total revenue for the three months ended March 31, 2007. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. Revenue derived from the operations of Airgate increased approximately 1% for the three months ended March 31, 2007 when compared with the same period of 2006. The increase is the result of the efforts of Airgate's staff to add additional customers during the three months ended March 31, 2007.

Total revenue derived from Paradigm and AGI Singapore amounted to approximately $4.36 million, which represents approximately 13% of total revenue of the Group.

When compared with the three months ended March 31, 2006, the cost of freight forwarding for the same period of 2007 increased approximately 6.6%, from $25,750,270 in 2006 to $27,449,164 in 2007. The increase in costs was primarily the result of the organic growth of the Company and the acquisition of Parco in January 2007 and the inclusion of its results thereafter.

Gross profit margin for the three months ended March 31 increased from approximately 15.38% in 2006 to approximately 17.26% for the same period in 2007 while the gross profit (revenue minus cost of forwarding) for the three months ended March 31 increased 22.36%, from $4,679,655 in 2006, to $5,726,025 in 2007. The increase in gross profit margin is the result of increase in freight revenue and good control of cost.

Net loss attributable to common stockholders for the three months ended March 31 increased approximately 16%, from $778,503, which is after restatement, in 2006, to $903,552 in 2007. The increase in net loss was mainly due to the significant increase in general and administrative costs, interest expenses, and depreciation and amortization expenses. Details of expense fluctuations will be discussed in the sections "Operating expenses" and "Non-operating expenses" respectively.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIR FREIGHT OPERATIONS: Revenue from airfreight operations decreased approximately 12%, from $19,950,405 for the three months ended March 31, 2006 to $17,525,438 for the same period of 2007. Airfreight revenue for international operations (that includes AGI Group and AGI Singapore) was $10,418,916, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $9,205,677, and offsetting inter-company transactions totaled $2,099,155. The volume of airfreight decreased for the three months ended March 31, 2007, when compared with the same period of 2006. The decrease was primarily due to large volume shipments in the first quarter of 2006.

Costs for the airfreight forwarding operations decreased approximately 17%, from $16,622,054 for the three months ended March 31, 2006 to $13,721,671 for the same period of 2007. Airfreight cost attributable to foreign operations was $8,650,607, while airfreight cost attributable to domestic operations was $7,190,925, and offsetting inter-company costs were $2,119,861. The airfreight cost decrease during the three months ended March 31, 2007 was due to economies of scale and more efficient use of cargo mix. Gross profit margin increased from approximately 16.7% for the three months ended March 31, 2006 to approximately 21.7 % for the same period of 2007. As a result of decreased costs, overall gross profits increased approximately 14.3% to $3,803,767

Total segment overhead attributable to the airfreight operation increased by approximately 30%, from $1,412,524 for the three months ended March 31, 2006 to $1,839,509 for the same period of 2007, as a result of increases in salaries and sales commissions. Details regarding the increase in overhead expenses are discussed below in "Operating Expenses".

Overall, net segment income for the airfreight operation increased by approximately 3% from $1,915,827 for the three months ended March 31, 2006 to $1,964,258 for the same period of 2007. The increase in net segment income was mainly the result of lower segment cost.

SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 49%, from $10,479,520 for the three months ended March 31, 2006 to $15,649,751 for the same period of 2007. Sea freight revenue for international operations was $5,331,793, while sea freight revenue for domestic operations was $10,526,192, and offsetting inter-company transactions were $208,234. The increase in revenue was due to the contribution from the new branch offices of HK Careship in China, and the increase in quantity of freight consolidation by Airgate Chicago, new customers in European countries and our agents in India, Japan and Turkey introduced more customers into our network, which led to greater revenue from the Shanghai market in 2007.

Costs for the sea freight forwarding operation increased approximately 50%, from $9,128,216 for the three months ended March 31, 2006 to $13,727,493 for the same period of 2007. Sea freight costs attributable to foreign operations were $4,402,565, while costs attributable to domestic operations were $9,512,457, and inter-company costs were $187,529. However, the gross profit margin decreased slightly from approximately 12.89% for the three months ended March 31, 2006 to approximately 12.28% for the same period of 2007. As a result of increased revenues, overall gross profits increased approximately 42%, to $1,922,258.

Total segment overhead attributable to the sea freight operation increased approximately 112%, from $687,408 for the three months ended March 31, 2006 to $1,459,252 for the same period of 2007. Overall net income for the sea freight operation decreased approximately 30%, from $663,896 for the three months ended March 31, 2006 to $463,006 for the same period of 2007. The decrease in net segment income was mainly the result of the greater resources being allocated to seafreight operations in 2007. Details regarding the increase in overhead expenses are discussed below in “Operating Expenses”.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately 25%, from $4,562,123 for the three months ended March 31, 2006 to $5,696,359 for the same period of 2007. There was a significant incremental increase in expenses for the following items for the three months ended March 31, 2007: sales commissions, depreciation and amortization, entertainment, rent and rates, as well as salaries and allowance. As the Company has been continuously growing and in order to cope with the growth in 2007, our staff planning needs called for the hiring of additional staff throughout our offices during 2006 and 2007.

Sales commission: Sales commission increased approximately 65% from $585,795 for the three months ended March 31, 2006 to $966,341 for the same period of 2007; the increase is a result of the increase in freight forwarding income during the three months ended March 31, 2007.

Overseas traveling: Expenses related to overseas traveling increased approximately 19%, from $122,568 for the three months ended March 31, 2006 to $145,911 for the same period of 2007. The increase in travel expense was due to expenses attributable to an increased number of trips to Mainland China, Japan, South East Asia and European countries to promote our freight business.

Rent and Rates: Rent and rates increased approximately 94%, from $222,966 for the three months ended March 31, 2006 to $431,908 for the same period of 2007. The increase was due to the new leases for the expansion of the office spaces in our HK and Los Angeles offices during 2006 in order to cope with the growth of these subsidiaries.

Salaries and allowance: Salaries and allowance increased approximately 9% from $2,105,329 for the three months ended March 31, 2006 to $2,302,244 for the same period of 2007. This increase was the result of the addition of approximately 39 staff persons during 2006 and first quarter 2007 in order to keep pace with our growth.

STOCK-BASED COMPENSATION COST

Stock-based compensation cost remains the same $34,912 for the three months ended March 31, 2006 and the same period of 2007.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 50% from $246,565 for the three months ended March 31, 2006 to $371,035 for the same period of 2007. The increase was mainly attributable to purchases of additional fixture and furniture and office equipment for the new offices in Los Angeles and Hong Kong during 2006 and 2007.

Amortization arises from intangible customer relationship assets recorded in conjunction with the acquisitions of Airgate on April 30, 2002, Paradigm on April 30, 2004, WCL on July 1, 2005 and May 1, 2006, and Parco on January 2, 2007. These intangible assets are amortized on a straight-line basis over a period of five to eight years. During the three months ended March 31, 2007 and 2006, the amortization expense attributable to these assets was $166,197 and $151,104, respectively, an increase of $15,093.

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

Interest and other income increased from $102,750 for the three months ended March 31, 2006 to $108,371 for the same period of 2007. This increase is mainly due to the $14,672 management fee received by AGI Singapore during the first quarter of 2007.

INTEREST EXPENSE

Interest expense increased from $186,626 for the three months ended March 31, 2006 to $267,149 for the same period of 2007. The increase in interest expense is primarily due to the increase in amortization of deferred financial cost and note discounts on the Convertible Note and Non-Convertible Note borrowed, and the increase in notes payable from banking facilities.

CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE AMORTIZATION OF DEFERRED FINANCING COST

The deferred financing costs related to Convertible Note and Non-Convertible Note is amortized over their term to maturity, which is three years. A total of $37,089 and $18,334 was expensed for the three months ended March 31, 2007 and 2006, respectively. The increase in expense was the result of the effective interest rate method being used to calculate the expenses. The expense becomes larger when amortized deferred financial cost and loan balance becomes larger.

AMORTIZATION OF CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE DISCOUNT

This discount is amortized ratably over the term of the Convertible Note and Non-Convertible Note, which is three years. A total of $30,866 and $10,434 of the discount was amortized into expense for the three months ended March 31, 2007 and 2006, respectively. The increase in expense was the result of the effective interest rate method being used to calculate the expenses. The expense getting larger when amortized deferred financial cost and loan balance getter larger.

ACCRETION OF SERIES A PREFERRED STOCK, NET TO REDEMPTION VALUE AND DIVIDENDS

Accretion of Series A Preferred Stock and Dividends was $261,881 and $691,854 for the three months ended March 31, 2007 and 2006, respectively. The decrease is primarily related to the conversion of 600 shares of preferred stock into common stock during first quarter 2006, and the deferred costs related to those shares were expensed immediately after redemptions.

LIQUIDITY AND CAPITAL RESOURCES

We provided approximately $403,897 and $859,946 of cash from operating activities for the three months ended March 31, 2007 and 2006, respectively. This decrease in cash from operations was mainly attributable to larger net loss in 2007 and less amounts used in accounts payable and accrued expenses in 2006.

Net cash used in investing activities was $654,196 and $1,124,673 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, we used $75,257 to purchase equipment to improve our office facilities and used $718,939 for acquisition of Parco. We received $140,000 for the deposit refund from a potential equity investment.

Net cash used in financing activities was $1,284,656 and $377,023 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, we made principal payments under capital lease obligations and repayment of profit tax loan and short-term loan of $27,991 and $299,010, respectively. With our lockbox arrangement with Laurus and the banking facilitates with other banks our restricted cash decreased $382,350. Moreover, $1,149,938 was used to repay the revolving note from Laurus, and $39,460 to paid dividend on preferred stock. Net proceeds from note payable in bank were $614,093.

Working capital was $5,040,361 (inclusive of restricted cash of approximately $6.2 million) and $7,150,895 (inclusive of restricted cash of approximately $5.9 million) as of March 31, 2007 and 2006 respectively. We believe that we will be able to rely on cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following March 31, 2007. We also believe that we can obtain additional liquidity through further negotiation of short-term loans from banks to satisfy our short-term funding needs, if any.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

We have entered into various contractual obligations, which may be summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years
	$	$	$	$
Capital Lease Obligations	172,993	69,894	103,099	--
Operating Leases	3,561,194	1,604,465	1,913,619	43,110
Cargo Space Commitments	1,862,150	1,862,150	--	--
Series A Preferred Stock and Cumulative Dividends	3,245,500	182,500	3,063,000	--

We have capital lease obligations of $172,993 as of March 31, 2007, of which $69,894 is repayable within one year, and $103,099 is repayable after one year.

We also entered into various lease commitments for office premises and warehouses in the United States, Hong Kong, Singapore and China. The total outstanding lease commitments under non-cancelable operating leases are $3,561,194 as of March 31, 2007. As of March 31, 2007, the current portion of these commitments of $1,604,465 is payable within one year.

We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year. As of March 31, 2007, the amount outstanding for such commitments to be entered in 2007 was approximately $1.86 million.

As of March 31, 2007, our commercial commitments may be summarized as follows:

	Total Amounts	Amount of Commitment Less than	Expiration Per Period
Other Commercial Commitments	Committed	1 year	1-3 years
	$	$	$
Overdraft	3,705,804	3,705,804	--
Invoice Trust Receipt	3,622,744	3,622,744	--
Guarantees by bank	568,123	568,123	--
Minimum Borrowing Notes, net of discounts of $336,330	2,393,739	--	2,393,739
Payable - minority shareholders	123,893	123,893	--

As of March 31, 2007, to finance our working capital, our available banking facilities were approximately $9,925,000 obtained from creditworthy commercial banks in Hong Kong. As of that date, the total amount of bank credit facilities utilized was $7,328,548. This was made up of (i) $3,705,804 of overdrafts; (ii) $3,622,744 of invoice trust receipts. Moreover, we had a borrowing facility with Laurus, subject to certain requirements. The total available amount of the credit facility was $7.5 million. As of March 31, 2007, the total amount outstanding for the credit facility, net of discount is $2,393,739.

While the banks are not obligated to advance any further funds to us, we believe that absent any significant downtrend in business, these sources of credit will continue to be available to us.

Effective April 6, 2007, the Company completed a financing transaction with Wells Fargo Bank, National Associates (“Wells Fargo”) pursuant to the terms of a Credit and Security Agreement (the "C&S Agreement"), by and between the Company, certain of the Company’s United States subsidiaries (the “Subsidiaries”), and Wells Fargo (the “Well Fargo Financing”). Pursuant to the C&S Agreement, the Company issued to Wells Fargo a revolving note in the principal amount of $10 million (the “Note”).

On that date, the Company received initial funding under the Wells Fargo Financing of approximately $2,947,000, excluding fees and costs in the amount of $50,000 payable to Wells Fargo, in connection with the Wells Fargo Financing. This initial funding was used to pay all of the Company’s payment obligations under its financing arrangements with Laurus.

The interest rate on the Note is Wells Fargo’s prime rate, plus 0.75%.

OUTLOOK

We believe the following factors may have a positive impact on our future results of operation and our financial conditions:

CHINA'S INCREASED EXPORTS

According to the report on China’s 2006 Economic, Social Development Plan issued by official Chinese News Agency Xinhua, China’s economic growth was fast but steady. China’s GDP for the year 2006 reached 20.94 trillion yuan, up 10.7 percent from the year before. Economic development became more stable, and the development of service industries related to business and production such as logistics, banking, insurance and information services was accelerated.

The report states that vigorous efforts were made to change the pattern of growth of China’s foreign trade. The country’s export and import volume reached US$1.76 trillion in 2006, up 23.8 percent from the year before. Because the current international environment should remain favorable overall, and domestic enterprises and their products are becoming more competitive, growth in exports should remain strong. There should be a reasonable increase in the scale of imports as a result of the end of the transition period for China’s WTO entry coupled with policies to encourage imports and the service trade, which should hold down the excessive rate of increase in the trade surplus to a certain extent.

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

The Closer Economic Partnership Arrangement ("CEPA") that was signed on June 29, 2003, originally focused on stimulating and enhancing Hong Kong's economic recovery. After that, Six Annexes to CEPA Main Text, Supplement to CEPA (CEPA II) and Supplement II to CEPA (CEPA III) were subsequently signed on September 23, 2003, October 27, 2004 and October 18, 2005, respectively. In theory, CEPA significantly lowers the barriers for Hong Kong enterprises to tap the Mainland China market. Now in its third year of operation, CEPA fostered closer economic co-operation between the Mainland and Hong Kong and contributed to the long-term economic development in both places.

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
In reviewing its operations in the past two years, CEPA has been implemented smoothly since its inception. More than 10,000 applications for Certificate of Origin under CEPA (CO(CEPA)), with a total export value exceeding HK$3.5 billion (around US$449 million) have been issued. The products concerned range from textiles and clothing and foods to pharmaceutical, plastics and plastics products. The amount of CO(CEPA) issued and the value of CEPA exports in 2005 both recorded more than a 100% increase compared with 2004 after a wide range of products including food and beverages were granted zero-tariff preference under CEPA II.

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

Companies are decreasing the number of freight forwarders and supply chain management providers with which they interact so that they work with providers who are more familiar with their requirements, processes and procedures, and who can function as long-term partners. As such, freight forwarders that are globally integrated and are able to provide a full complement of services, including pick-up and delivery, shipment via air, sea and land, warehousing and distribution and customs brokerage, are well positioned to gain from this shift.

The following is a list of significant new developments occurring during the year ended December 31, 2006 and quarter ended March 31, 2007:

•	Our operation team for the European Market has strengthened by hiring new personnel in Hong Kong;

•
On February 28, 2006, the Company acquired the remaining 49% of the outstanding stock of WCL Global Logistics Ltd. (“WCL”) for $597,945. WCL is a non-asset based logistics services company based in Hong Kong. It also has a branch office in Guangzhou, PRC, which handles both air and ocean shipments all over the world. Goodwill and intangible assets of $514,586 and $50,646 respectively, were recognized in this transaction;

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

•
On January 2, 2007, the Company completed the acquisition of Parco Shipping Co., Ltd. (“Parco”) for $1,031,620. Parco is a non-asset based logistics services company based in Hong Kong, which handles both air and ocean shipments between Hong Kong and mainland China. Goodwill and intangible assets of $568,790 and $450,156, respectively, were recognized in this transaction.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

FOREIGN EXCHANGE RISK

The Company conducts business in many different countries and currencies. The Company's business often results in revenue billings issued in a country and currency, which differs from that where the expenses related to the service are incurred. This brings a market risk to the Company's earnings. Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical change in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. As one of our major subsidiaries uses the Hong Kong Dollar (“HKD”), which has been linked to the U.S. Dollar at a rate of HKD 7.80 to USD 1.00, as its functional currency, there has been no material change in the Company's foreign exchange risk exposure. However, if the HKD was unlinked to the US Dollar, an average 10% weakening of the U.S. Dollar, throughout the period ended March 31, 2007, would have had the effect of raising operating income approximately $272,000. An average 10% strengthening of the U.S. Dollar, for the same period would have had the effect of reducing operating income by approximately $222,000. The Company currently does not utilize any the derivative financial instruments or hedging transactions to manage foreign currency risk.

INTEREST RATE RISK

The Company does not currently utilize derivative financial instruments to hedge against changes in interest rates. At March 31, 2007, the Company had cash and cash equivalents and restricted cash of $7.5 million and short-term borrowings of $7.3 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings. In management’s view, there has been no material change in Company's market risk exposure between March 31, 2006 and March 31, 2007.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this quarterly report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If and when management learns that any control or procedure is not being properly implemented, (a) it immediately reviews our controls and procedures to determine whether they are appropriate to accomplish the control objective and, if necessary, modifies and improves our controls and procedures to assure compliance with our control objectives, (b) it takes immediate action to cause our controls and procedures to be strictly adhered to, (c) it immediately informs all relevant managers of the requirement to adhere to such controls, as well as all relevant personnel throughout our organization, and (d) it implements in our training program specific emphasis on such controls and procedures to assure compliance with such controls and procedures. The development, modification, improvement, implementation and evaluation of our systems of controls and procedures is a continuous project that requires changes and modifications to them to remedy deficiencies, to improve training, and to improve implementation in order to assure the achievement of our overall control objectives.

Virchow, Krause and Company, LLP (“VK”), our independent auditors, advised our management and Audit Committee that during the course of the 2006 audit, material weaknesses in internal control were noted relating to an insufficient review of our allowance for doubtful accounts.

Based on discussions with our auditors, we recognize a need to enhance procedures. In 2006, we provided an additional reserve on our accounts receivable and corrected the material weaknesses by enhancing review procedures in the first quarter of 2007.

Consequently, taking into account the issues and corrective measures described above, based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures as of March 31, 2007 were effective to ensure that material information relating to us and our consolidated subsidiaries is made known to them by others within those entities to allow timely decisions regarding required disclosures.

Except for the corrective measures referred to above, there have been no other changes in our internal controls, or in other factors that could significantly effect internal controls. Subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to our Annual Report on Form 10-K for our fiscal year ended December 31, 2006 (the “Annual Report”), Part I, Item 3: “Legal Proceedings.”

Item 1A.    Risk Factors - Reference is made to the Annual Report, Part I, Item 1.A “Risk Factors”, but we note that the hearing date referenced in the Risk Factor “Threatened AMEX Delisting: Defaults on Indebtedness” has been postponed until June 13, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the last quarter of its fiscal year ended December 31, 2006.

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

PACIFIC CMA, INC.

Date: May 14, 2007	By:	/s/ Alfred Lam
		Name:	Alfred Lam
		Title:	Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 14, 2007	By:	/s/ Anita Chan
		Name:	Anita Chan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)