Form 10-Q
period 2007-06-30
PACIFIC CMA INC
filed 2007-08-14
CIK 1071775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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

Common Stock: Outstanding as of: August 13, 2007: 28,619,271 shares

PACIFIC CMA, INC.

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

Pacific CMA, Inc.

Condensed Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

Assets

	(Unaudited) 2007	2006
Current Assets
Cash and cash equivalents	$799,124	$2,783,696
Restricted cash	6,935,604	5,863,185
Accounts and notes receivable, net of allowance for doubtful accounts; 2007 - $704,771; 2006 - $680,632	18,847,465	21,445,304
Refundable income taxes	157,887	76,274
Other receivables	689,400	1,076,042
Deposits and prepaid expenses	1,945,938	1,668,086
Total current assets	29,375,418	32,912,587
Property and Equipment, net of accumulated depreciation; 2007 - $1,596,026; 2006 - $1,193,307	1,711,956	1,758,832
Other Assets
Goodwill	4,314,705	3,745,832
Intangible assets, net of accumulated amortization; 2007 - $2,962,756; 2006 - $2,726,137	623,968	410,431
Debt financing costs, net	376,768	403,502
Investment deposit	610,000	955,656
Investment in equity method subsidiaries	1,178,611	1,168,508
	7,104,052	6,683,929
Total Assets	$38,191,426	$41,355,348
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable - bank and non-convertible note	$7,226,316	$6,714,451
Short-term loan payable	2,144,147	2,242,105
Revolving note	3,889,590	-
Current maturities of capital lease obligations	66,988	64,123
Accounts payable	12,941,859	15,076,453
Accrued expenses	1,573,278	1,456,000
Deferred tax liabilities	131,044	74,583
Payable-minority shareholder	143,640	123,893
Income taxes payable	111,760	10,084
Total current liabilities	28,228,622	25,761,692
Capital Lease Obligations	106,778	80,855
Convertible Note, net	-	3,512,811
Total Liabilities	28,335,400	29,355,358
Series A Preferred Stock, net	2,084,094	1,633,983
Minority Interest	173,952	175,596
Stockholders’ Equity
Common stock, US$0.001 par value; authorized - 100,000,000 shares and issued - 2007 - 28,619,271 shares and 2006 - 28,597,712 shares	4,880,557	4,805,193
Treasury common stock, at cost, 2007 and 2006 - 41,800 shares	(32,623)	(32,623)
Warrants outstanding	1,610,679	1,610,679
Additional paid-in capital	6,659,211	6,659,211
Accumulated deficit	(5,563,597)	(2,916,121)
Accumulated other comprehensive income	43,753	64,072
Total stockholders’ equity	7,597,980	10,190,411
Total stockholders’ equity and liabilities	$38,191,426	$41,355,348

See Notes to Condensed Consolidated Financial Statements

Pacific CMA, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006
Freight Forwarding Income	$33,402,906	$37,362,565	$66,506,193	$67,760,271
Operating Expenses
Cost of forwarding	(28,035,696)	(32,227,839)	(55,425,140)	(57,950,976)
General and administrative	(5,190,365)	(4,659,990)	(10,861,408)	(9,217,541)
Depreciation and amortization	(279,767)	(257,747)	(649,819)	(504,126)
Stock-based compensation cost	(34,912)	(34,912)	(69,824)	(69,824)
	(33,540,740)	(37,180,488)	(67,006,191)	(67,742,467)
Operating Income (Loss)	(137,834)	182,077	(499,998)	17,804
Other Income (Expense)
Interest and other income	71,521	106,152	164,879	208,767
Interest expenses	(252,625)	(202,787)	(518,874)	(389,152)
Pre-payment penalty on convertible and non convertible note	(218,219)	-	(218,219)	-
Convertible and non-convertible note amortization of deferred financing costs	(366,413)	(22,132)	(403,502)	(40,467)
Amortization of convertible and non-convertible note discount	(456,323)	(14,241)	(487,190)	(24,674)
Revolving note amortization of deferred financing costs	(46,239)	-	(46,239)	-
Loss of equity method subsidiaries	(38,165)	(3,934)	(53,687)	(14,528)
	(1,306,463)	(136,942)	(1,562,832)	(260,054)
Income (Loss) Before Income Taxes	(1,444,297)	45,135	(2,062,830)	(242,250)
Provision (Benefit) for Income Taxes	51,415	(33,871)	60,573	(240,997)
Income (Loss) Before Minority Interest	(1,495,712)	79,006	(2,123,403)	(1,253)
Minority Interest	15,519	8,299	1,538	1,909
Net Income (Loss)	(1,480,193)	87,305	(2,121,865)	656
Accretion of Series A Preferred Stock, net to redemption value and dividends	(263,731)	(285,712)	(525,611)	(977,567)
Net Loss attributable to common stockholders	$(1,743,924)	$(198,407)	$(2,647,476)	$(976,911)
Basic and Diluted Loss Per Share attributable to common stockholders	$(0.06)	$(0.01)	$(0.09)	$(0.04)
Weighted average number of shares outstanding during the year - basic and diluted	28,619,271	27,220,569	28,604,918	26,958,499

See Notes to Condensed Consolidated Financial Statements

Pacific CMA, Inc.

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Operating Activities
Net (loss) income	$(2,121,865)	$656
Items not requiring (providing) cash
Amortization of convertible and non-convertible note discount	487,190	24,674
Amortization of convertible and non-convertible note and revolving note deferred financing costs	449,741	40,467
Depreciation and amortization	412,982	200,900
Amortization of intangibles	236,837	303,226
Loss (gain) on sale of property and equipment	32	(16,737)
Minority interest in income of subsidiaries	(1,538)	(1,909)
Common stock issued for services and employee compensation	69,824	69,824
Share of loss of affiliates	53,687	14,528
Provision for doubtful accounts	26,116	7,987
Deferred income taxes	(22,317)	(267,471)
Changes in
Accounts receivable	2,644,510	(2,040,837)
Accounts payable	(2,227,073)	2,209,337
Accrued expenses	109,951	(24,457)
Income taxes refundable/(payable)	407	(8,806)
Other assets	139,511	423,588
Net cash provided by operating activities	257,995	934,970
Investing Activities
Purchase of property and equipment	(309,748)	(264,638)
Capital injection from minority interest	-	38,029
Deposit refund for potential equity investment	140,000	-
Acquisition of subsidiary	(718,939)	(597,945)
Acquisition of associates	(53,624)	(88,160)
Proceeds from sale of property and equipment	-	16,737
Deposit returned/(paid) for potential acquistion	345,656	(750,000)
Net cash used in investing activities	(942,311)	(1,645,977)
Financing Activities
Net change in restricted cash	(1,072,419)	432,786
Net change in notes payable - bank	511,861	1,302,137
Principal payments under capital lease obligation	(27,218)	(30,155)
Principal payments on short-term debts	(614,066)	(223,278)
Principal payments of non-convertible note	(4,000,000)	(116,201)
Repurchase of common stock	-	(7,796)
Proceed from other bank loan	4,405,698	-
Loan from minority shareholder	19,747	-
Deferred financing costs paid	(423,007)	-
Preferred stock dividend paid	(69,960)	-
Net cash (used in) provided by financing activities	(1,269,364)	1,357,493
(Decrease) increase in Cash and Cash Equivalents	(1,953,680)	646,486
Foreign Currency Exchange Difference	(30,892)	(16,641)
Cash and Cash Equivalents, Beginning of Period	2,783,696	2,018,093
Cash and Cash Equivalents, End of Period	$799,124	$2,647,938
Supplemental Cash Flow Information

Interest paid	$518,874	$389,152

See Notes to Condensed Consolidated Financial Statements

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

Note 1:	Basis of Presentation

The accompanying condensed consolidated financial statements of Pacific CMA, Inc. (the “Company”) and its subsidiaries (the “Group”) as of June 30, 2007 and for the six and three months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.

The condensed consolidated statements of operations for the six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2006 included in the Company’s Form 10-K filed on April 2, 2007.

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2007, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit. At June 30, 2007, the Company’s cash accounts in the United States of America exceeded federally insured limits by approximately $864,817.

Restricted Cash

Restricted cash consists of fixed deposits, collateral deposits and certificates of deposit held by banks providing collateral for overdraft, trust receipts, letters of credit and support bank guarantees provided to certain vendors of the Company. At June 30, 2007, the restricted cash held for these facilities amounted to $6,935,604. The restricted cash also includes $1,062,677 of cash held in lockbox accounts for financing the loan arrangement of Wells Fargo Bank, National Associates with details discussed in Note 6.

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2007 and 2006
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

New Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,”requires that an enterprise evaluate all tax positions recognized in that enterprise’s financial statements for any uncertainty that the tax positions will not be sustained under examination. The evaluation process is twofold. First, an enterprise must determine whether it is more likely than not that a tax position will be sustained upon examination. Secondly, the enterprise must measure the amount of benefit to recognize in its financial statements for tax positions which meet the more “likely than not threshold”. FASB Interpretation No. 48 became effective for fiscal years beginning after December 15, 2006. For the quarter ending June 30, 2007, the Company does not believe there is any uncertainty with respect to the tax positions reflected in its financial statements which would result in a material change in the amount of benefit recognized in the financial statements; therefore, no provision has been made for the adoption of FASB Interpretation No. 48.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to indicate which assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its consolidated financial statements.

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

Note 2:	Investment Deposit

At June 30, 2006, the Company entered into a Stock Purchase Agreement with HTL Logistics Limited, a Cayman Island corporation (“HTL”), pursuant to which the Company had agreed to acquire seventy percent (70%) of the outstanding shares of capital stock of HTL. The Company deposited $750,000 with HTL to be applied to the purchase price at the closing of the transaction. On November 8, 2006, both parties decided to cancel this transaction and HTL agreed to refund the deposit. As of June 30, 2007, $140,000 has been refunded.

Note 3:	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

	(Unaudited) Three Months Ended June 30,
	2007			2006
	Loss	Weighted Average Shares	Per-Share Amount	Loss	Weighted Average Shares	Per-Share Amount
Net loss attributable to common stockholders	$(1,743,924)			$(198,407)
Basic EPS
Loss attributable to common stockholders	(1,743,924)	28,619,271	$(0.06)	(198,407)	27,220,569	$(0.01)
Stock options and warrants		-			-
Diluted EPS
Loss attributable to common stockholders	$(1,743,924)	28,619,271	$(0.06)	$(198,407)	27,220,569	$(0.01)

Common stock equivalents related to warrants, and convertible preferred stock of 4,735,788 and 3,409,091 respectively, are not included in the calculation of dilutive earnings per share for the three months ended June 30, 2007 because they have an anti-dilutive effect.

Common stock equivalents related to warrants, convertible preferred stock and convertible note of 4,735,788, 4,375,000 and 4,499,459, respectively, are not included in the calculation of dilutive earnings per share for the three months ended June 30, 2006 because they have an anti-dilutive effect.

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

Note 3:	Earnings Per Share (Continued)

	(Unaudited) Six Months Ended June 30,
	2007			2006
	Loss	Weighted Average Shares	Per-Share Amount	Loss	Weighted Average Shares	Per-Share Amount
Net loss attributable to common stockholders	$(2,647,476)			$(976,911)
Basic EPS
Loss attributable to common stockholders	(2,647,476)	28,604,918	$(0.09)	(976,911)	26,958,499	$(0.04)
Stock options and warrants		-			-
Diluted EPS
Loss attributable to common stockholders	$(2,647,476)	28,604,918	$(0.09)	$(976,911)	26,958,499	$(0.04)

Common stock equivalents related to warrants and convertible preferred stock of 4,735,788 and 3,409,091, respectively, are not included in the calculation of dilutive earnings per share for the six months ended June 30, 2007 because they have an anti-dilutive effect.

Common stock equivalents related to warrants, convertible preferred stock and convertible note of 4,735,788, 4,375,000 and 4,499,459, respectively, are not included in the calculation of dilutive earnings per share for the six months ended June 30, 2006 because they have an anti-dilutive effect.

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

Note 4:	Common Stock and Preferred Stock

As of June 30, 2007, the Company’s authorized capital stock was comprised of 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. As of June 30, 2007 and December 31, 2006, 28,619,271 and 28,597,712 shares of common stock, respectively; and 3,000 shares of preferred stock are outstanding.

The outstanding Series A Preferred Stock is redeemable in 2008. The redeemable amounts and unamortized discounts are as follows:

	June 30, 2007	December 31, 2006
Redeemable amount	$3,000,000	$3,000,000
Unamortized discount	(915,906)	(1,366,017)
Carrying value	$2,084,094	$1,633,983

Accretion of the additional beneficial conversion feature for Series A Preferred Stock was $302,816 and $427,372 during the six months ended June 30, 2007 and 2006, respectively.

Future amortization of the deferred financing costs, preferred stock discount and beneficial conversion feature is as follows:

July 1, 2007 to December 31, 2007	$581,227
2008	397,678

In connection with the issuance of the Series A Preferred Stock, the Company incurred $958,951 of financing costs. These costs have been recorded as a discount of the preferred stock and are accreted over the term of the preferred stock. For the six months ended June 30, 2007 and 2006, the Company recognized $74,435 and $138,909 respectively related to the accretion of the Series A Preferred Stock deferred financial cost.

On or about July 23, 2007, the Company has entered into a Loan and Security Agreement, dated as of July 17, 2007 with BHC Interim Funding II, L.P. (“BHC”). the Company received an additional $3,292,000 in funding, excluding approximately $208,000 in fees, costs and expenses of BHC (the “BHC Financing”).

The Company used approximately $2,950,000 of the proceeds received from the BHC Financing to purchase the outstanding 3,000 shares of its Series A Preferred Stock and 937,500 of its Common Stock Purchase Warrants from Midsummer Investment Limited. As a result of the purchase, the related deferred financing costs, preferred stock discount and a beneficial conversion feature which amounted to $978,905 will be expensed in the third quarter of 2007.

2000 Stock Plan

The Company has a 2000 Stock Plan (“Plan”) to issue stock options and grants pursuant to various agreements with employees, service providers, business associates and others that will have an important business relationship with the Company or its affiliates. The maximum number of shares of the Company’s common stock available for issuance under the Plan is 2,200,000 shares. As of June 30, 2007, the maximum number of shares available for future grants under the Plan was 1,060,135 shares. The options and stock grants vest over an 18-month period.

Treasury Stock

Based on a resolution of the Board of Directors in October 2005, the Company authorized the repurchase of shares of its outstanding Common Stock, in an aggregate amount not to exceed $500,000. As of June 30, 2007, 41,800 shares of common stock at an aggregate cost of $32,623 have been repurchased and reflected at cost as a reduction from stockholders’ equity.

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

Note 5:	Notes Payable - Bank and Non-Convertible Notes

Short-term borrowings and weighted average interest rates at June 30, 2007 and December 31, 2006, were:

	June 30, 2007		December 31, 2006
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Notes payable - bank and non-convertible note	6.47%	$7,226,316	7.56%	$6,714,451

The Company has certain banking facilities to finance its working capital. The facilities available totaled approximately $9,551,752 at June 30, 2007. The facilities accrue interest at rates varying with the prime rate in Hong Kong, Hong Kong Interbank Offered Rate ( HIBOR ), or the cost of funds rate. As of June 30, 2007, these rates ranged between 4.16% - 8.25%. The facilities require annual renewals and are collateralized by personal guarantees of two directors and restricted cash of approximately $5,834,180. As of June 30, 2007 and December 31, 2006, amounts outstanding against these facilities were $7,226,316 and $6,714,451 respectively. The facilities have no expiration date for which they are subjected to banks’ review.

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

Note 6:	Revolving Note

Effective April 6, 2007, the “Company completed a financing transaction with Wells Fargo Bank, National Associates (“Wells Fargo”) pursuant to the terms of a Credit and Security Agreement (the "C&S Agreement"), by and between the Company, certain of the Company’s United States subsidiaries and Wells Fargo. Pursuant to the C&S Agreement, the Company issued to Wells Fargo a revolving note in the principal amount of $10 million (the “Note”).

On that date, the Company received initial funding under the Financing of approximately $2,947,000, excluding fees and costs in the amount of $50,000 payable to Wells Fargo, in connection with the Financing. This initial funding was used to pay all of the Company’s payment obligations under its financing arrangements with Laurus.

The interest rate on the Note is Wells Fargo’s prime rate plus three-quarters of one percent, or prime rate, plus 0.75%.

The Note is secured by a first priority lien on the assets of the Company and the Subsidiaries. It is payable on demand. As a part of granting the first priority lien on its assets, the Company and the Subsidiaries entered into security and collateral pledge agreements (the "Collateral Agreements"), with Wells Fargo, pursuant to which the Subsidiaries’ assets and capital stock (or equivalent) was pledged as security for the loan from Wells Fargo.

This initial funding was used to pay all of the Company’s payment obligations under its financing arrangements with Laurus. As a result, the outstanding balance of the borrowings of $2,724,128 was repaid with $218,219 a pre-payment penalty.

As a result of the pre-payment, the outstanding amount of $366,413 of unamortized deferred finance costs and $456,232 of unamortized discount related to the financing were written off at April 6, 2007.

Note 7:	Income taxes

During the year ended December 31, 2006, the Company recorded a full valuation allowance of its deferred tax assets related to its United States operations. No income tax benefit has been recorded in the statement of operations related to the operations in the United States for the three and six months ended June 30, 2007 as the Company has continued to provide for a full valuation allowance for its United States operations.

Note 8:	Related Party Transactions

As of June 30, 2007 and December 31, 2006, the Company had a payable to a minority shareholder of a subsidiary of $143,640 and $123,893, respectively. The payable accrues interest at 3% per annum, is unsecured and has no fixed payment terms.

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

Note 9:	Segment of the Business

Business Segments

The Company operates two business segments. Those segments are air forwarding and sea forwarding services. The accounting policies adopted by the Company for segment reporting are described in the summary of significant accounting policies in the Company’s Form 10-K filed for the year ended December 31, 2006.

The following table summarized the Company’s operations as of and for the three months ended June 30, 2007 and 2006 analyzed into air and sea forwarding services:

	Air Forwarding		Sea Forwarding		Total
	(Unaudited)		(Unaudited)		(Unaudited)
	2007	2006	2007	2006	2007	2006
Revenues	$17,249,609	$23,877,368	$16,153,297	$13,485,197	$33,402,906	$37,362,565
Cost of forwarding	(13,968,454)	(20,535,984)	(14,067,242)	(11,691,855)	(28,035,696)	(32,227,839)
Depreciation and amortization	(79,021)	(154,234)	(200,746)	(103,513)	(279,767)	(257,747)
Interest income	28,249	26,448	3	5	28,252	26,453
Interest expense	(74,653)	(62,185)	(177,972)	(563)	(252,625)	(62,748)
Other segment expenses attributable to segment	(1,253,063)	(1,148,493)	(1,434,558)	(658,351)	(2,687,621)	(1,806,844)
Segment income	$1,902,667	$2,002,920	$272,782	$1,030,920	2,175,449	3,033,840
Net other unallocated expenses					(3,671,161)	(2,954,834)
Minority interest					15,519	(8,299)
Net loss					$(1,480,193)	$(87,305)
Goodwill	$2,876,735	$2,863,169	$1,437,970	$892,223	$4,314,705	$3,755,392
Intangible assets	329,011	570,155	294,957	159,442	623,968	729,597
Other assets	19,155,651	24,631,408	14,097,102	10,314,790	33,252,753	34,946,198
Total assets	$22,361,397	$28,064,732	$15,830,029	$11,366,455	$38,191,426	$39,431,187

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

The following table summarized the Company’s operations as of and for the six months ended June 30, 2007 and 2006 analyzed into air and sea forwarding services:

	Air Forwarding		Sea Forwarding		Total
	(Unaudited)		(Unaudited)		(Unaudited)
	2007	2006	2007	2006	2007	2006
Revenues	$34,775,047	$43,755,509	$31,731,146	$24,004,762	$66,506,193	$67,760,271
Cost of forwarding	(27,690,125)	(37,103,944)	(27,735,015)	(20,847,032)	(55,425,140)	(57,950,976)
Depreciation and amortization	(268,592)	(306,114)	(381,227)	(198,012)	(649,819)	(504,126)
Interest income	63,767	60,608	7	6	63,774	60,614
Interest expense	(163,129)	(124,254)	(355,745)	(1,091)	(518,874)	(125,345)
Other segment expenses attributable to segment	(2,850,043)	(2,380,604)	(2,523,378)	(1,250,211)	(5,373,421)	(3,630,815)
Segment income	$3,866,925	$3,901,201	$735,788	$1,708,422	4,602,713	5,609,623
Net other unallocated expenses					(6,726,116)	(5,610,876)
Minority interest					1,538	1,909
Net (loss)/income					$(2,121,865)	$656
Goodwill	$2,876,735	$2,863,169	$1,437,970	$892,223	$4,314,705	$2,740,508
Intangible assets	329,011	570,155	294,957	159,442	623,968	1,069,143
Other assets	19,155,651	24,631,408	14,097,102	10,314,790	33,252,753	31,129,110
Total assets	$22,361,397	$28,064,732	$15,830,029	$11,366,455	$38,191,426	$34,938,761

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

Geographical Segments

The table below summarized the Group’s revenues analyzed into geographical locations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
* IATA Area 1	$6,795,310	$5,435,540	$13,056,364	$8,868,459
* IATA Area 2	7,879,537	6,265,814	15,569,658	12,067,751
* IATA Area 3	18,728,059	25,661,211	37,880,171	46,824,061

Total	$33,402,906	$37,362,565	$66,506,193	$67,760,271

	(Unaudited)			(Unaudited)
	As of June 30, 2007			As of June 30, 2006
	Trade Receivables	Other Assets (Including Goodwill)	Total Assets	Trade Receivables	Other Assets (Including Goodwill)	Total Assets
Assets
*IATA Area 1	$6,699,917	$4,329,364	$11,029,281	$9,538,889	$8,413,148	$17,952,037
*IATA Area 2	3,798,387	8,810	3,807,197	3,005,510	-	3,005,510
*IATA Area 3	8,349,161	15,005,786	23,354,948	7,129,080	11,344,560	18,473,640

Total	$18,847,465	$19,343,960	$38,191,426	$19,673,479	$19,757,708	$39,431,187

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

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

Note 10:	Investment in Equity Method Subsidiaries

Investment in equity method subsidiaries relates to ownership of Shanghai Air Cargo Ground Handling Services Ltd. (“Shanghai Air Cargo”), Vantage Point Services Limited (“Vantage Point”), Careship International Transportation Ltd. (“Careship International”), Careship Aviation Limited (“Careship Aviation”) and AGI Logistics (Vietnam) Limited (“AGI Logistics (Vietnam)”) for 35%, 40%, 46.92%, 20% and 49%, respectively. Shanghai Air Cargo began operations in April 2004 and the interest in Vantage Point, Careship International and Careship Aviation was acquired by the Company in October 2004, January 2005 and July 2006, respectively. Financial results of operations of the affiliates during the three and six months ended June 30, 2007 are summarized below:

	Three months ended June 30, 2007
	Shanghai Air Cargo	Vantage Point	Careship International	Careship Aviation	AGI Logistics (Vietnam)
Net Sales	$-	$72,822	$95,346	$-	-
Cost of Sales	-	64,761	58,601	-	-
Gross Profit	-	8,061	36,744	-	-
Net Income (Loss)	-	3,612	(10,191)	(166,918)	-
Equity in Loss of Affiliates	-	-	(4,782)	(33,383)	-

	Six months ended June 30, 2007
	Shanghai Air Cargo	Vantage Point	Careship International	Careship Aviation	AGI Logistics (Vietnam)
Net Sales	-	122,613	161,024	-	-
Cost of Sales	-	118,188	87,667	-	-
Gross Profit	-	4,425	73,357	-	-
Net Loss	-	(16,916)	(38,001)	(179,288)	-
Equity in Loss of Affiliates	-	-	(17,830)	(35,857)	-

The Company invested $846,847 in its 46.92% interest in Careship International which amount was $792,453 in excess of the underlying equity in net assets of the investee in January 2005. This excess was allocated to an intangible asset of $555,278 and the balance of $237,175 to goodwill. The intangible asset related to an exclusive right to conduct business which was granted to Careship International by the government of the Peoples Republic of China for a term of ten years. The intangible is being amortized over the term of the exclusive right. The amortization expense is reflected in the loss of equity method subsidiaries and amounted to $12,979 and $25,958 for the three and six months ended June 30, 2007.

Shanghai Air Cargo Ground Handling Services Ltd ceased its business in the first quarter of 2007. Shanghai Air Cargo is in the process of dissolving.

The Company invested $53,624 in its 49% interest in AGI Logistics (Vietnam) Limited. AGI Logistics Vietnam is incorporated in Vietnam; it did not commence business as of June 30, 2007.

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

Note 11:	Business Acquisitions

On January 2, 2007, the Company completed the acquisition of 100% of the equity of Parco Shipping Co., Ltd. (“Parco”) for $1,031,620. Parco is a non-asset based logistics services company based in Hong Kong, which handles both air and ocean shipments between Hong Kong and mainland China. Goodwill and intangible assets of $568,790 and $450,156, respectively, were recognized in this transaction.

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

Note 12:	Subsequent Event

Subsequent to the quarter ended June 30, 2007. On or about July 23, 2007, pursuant to a Loan and Security Agreement, dated as of July 17, 2007. with BHC Interim Funding II, L.P. (“BHC”), Airgate International Corporation, Airgate International Corporation (Chicago), Paradigm International, Inc., Pacific CMA International, LLC, the Company’s three other U.S. Subsidiaries (the “Other U.S. Subsidiaries”) and AGI Logistics (Hong Kong), Ltd., a Hong Kong subsidiary of the Company (“AGI”), the Company received an additional $3,292,000 in funding, excluding approximately $208,000 in fees, costs and expenses of BHC (the “BHC Financing”).

The Company used $2,950,000 from the BHC Financing to repurchase 3,000 shares of the Company’s Series A Preferred Stock and 937,500 common stock purchase warrants from Midsummer Investment Limited (“Midsummer”). The stated value of 3,000 shares of the Company’s Series A Preferred Stock is $3,000,000 and they had a current redemption value of $3,300,000.

BHC received a Term Note in the principal amount of $3,500,000 bearing interest at the rate of 12% per year. The Loan and Security Agreement provides for additional potential funding of up to $1,500,000. The Term Note matures on July 16, 2009. The Company, its U.S. Subsidiaries and AGI entered into pledge agreements with BHC, pursuant to which the U.S. Subsidiaries’ and AGI’s capital stock or membership interests, as the case may be, were pledged as security for the loan from BHC. The Company, each Other U.S. Subsidiary, AGI and Mr. Alfred Lam, the Company’s Chairman and Chief Executive Officer, also executed Guarantees in favor or BHC.

Wells Fargo, BHC, Airgate International Corporation, the Company, its Other U.S. Subsidiaries and Mr. Lam entered into a Subordination and Intercreditor Agreement (the “SIA”). Among other things, BHC agreed in the SIA that its security interests, liens, pledges or encumbrances upon the assets of the Company, Airgate International Corporation and the Other U.S. Subsidiaries would be subordinate to those of Wells Fargo.

The Credit and Security Agreement with Wells Fargo and/or the Loan and Security Agreement with BHC contains certain restrictive covenants and affirmative covenants that require, among other things, the Company to meet certain levels of financial performance, maintain a fixed charge coverage ratio, maintain a minimum level of net worth, net book worth, income, and not exceed certain levels of indebtedness.

The Company used approximately $2,950,000 of the proceeds received from the BHC Financing described in Item 1.01 above to purchase 3,000 shares of its Series A Preferred Stock and 937,500 of its Common Stock Purchase Warrants from Midsummer Investment Limited.

The financing with Wells Fargo and BHC was completed to replace the Company’s previous lenders which required the Company to maintain an active trading status in a principal stock market such as AMEX, and the Company believes that terms of these agreements are more favorable than the previous lendings.

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

Potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

•	International economic and political risks, over which we have little or no control;
•	Challenges posed by competing in a changing international environment;
•	Political uncertainty in Hong Kong and China making it difficult to develop any long range planning;
•	Relations between the United States and China remaining stable;

•	The Chinese government could change its policies toward private enterprises or expropriate private enterprises;
•	The lack of adequate remedies and impartiality under China's legal system may adversely impact our ability to do business and enforce our agreements with third parties;
•	Fluctuations in exchange rates;
•	Our dependence on third parties for equipment and services;
•	Competition from our own cargo agents;
•	Having seasonal business that causes fluctuations in our results of operations and financial condition;
•	A lack of ongoing contractual relationships with our customers;
•	Taking on significant credit risks in the operation of our business as East Coast U.S. freight forwarders expect us to offer thirty days credit from the time of cargo delivery;
•	Our inventory of shipping space is subject to the significant risk that we may not be able to "fill" the space while having contracted for that space; and
•	Our insurance may not be sufficient to cover losses or damages to the freight we ship or for consequential damages for a shipment of hazardous materials.

Many of these factors are beyond our control, and you should read carefully the factors described in "Risk Factors" in our filings (including this Form 10-Q, our Forms 10-K and our other periodic filings) with the SEC for a description of some, but not all, risks, uncertainties and contingencies. These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Any forward-looking statements are not guarantees of future performance.

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

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their fair values. As of June 30, 2007, goodwill totaled approximately $4.3 million, other intangible assets amounted to approximately $623,000 and our long-lived assets, consisting primarily of net property, plant and equipment, totaled approximately $1.7 million.

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

OVERVIEW

The Company does not carry on any business activities by itself. Instead, through its subsidiaries and associated companies, it provides supply chain management solutions, contract logistics services and international freight forwarding services. The Company’s current business was formed from a base of two freight forwarders, AGI Logistics (HK) Ltd. (“AGI”) and Airgate International Corp. (“Airgate”) which were acquired in 2000 and 2002, respectively, and the business is managed from our principal support group offices in New York and Hong Kong.

The Company's wholly owned subsidiary AGI was established in August 1998 and operates an integrated logistics and freight forwarding business which is based in Hong Kong. The principal services are provided by AGI and its own subsidiaries (wholly owned and majority owned) and its associated (those companies that it holds a minority equity position) companies. At June 30, 2007, AGI wholly-owned subsidiaries included Careship International Transportation Limited (formerly known as Shenzhen Careship International Transportation Ltd.) ("HK Careship"), Pacific CMA Limited (formerly known as AGI China Limited), WCL Global Logistics Limited (“WCL”) and Parco Shipping Co. Ltd. (“Parco”) which were acquired by AGI in 2000, 2002, 2006 and 2007, respectively. The majority owned subsidiaries included AIO Global Logistics Limited (62%) and SDA Forwarding Co. Limited (51%). AGI also has investments in equity method subsidiaries: Shanghai Air Cargo Ground Handling Services Ltd (“Shanghai Air Cargo”), Vantage Point Services Limited (“Vantage Point”), Careship International Transportation Ltd. (“Careship International”), Careship Aviation Limited (“Careship Aviation”) and AGI Logistics (Vietnam) Limited of 35%, 40%, 46.92%, 20% and 49% of their total equity, respectively.

Airgate, a privately held New York based freight forwarder that was established in 1995, was acquired on April 30, 2002. Airgate is a non-asset based logistics services company which primarily handles the air and ocean import shipments from the Far East and Southwest Asia to the U.S.

Paradigm, a privately held freight forwarder was acquired on April 30, 2004. Paradigm is a non-asset based logistics services company which primarily handles the air and ocean import shipments from Asia to the U.S. Paradigm’s office in Los Angeles was opened in 2005.

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

The majority of our transactions are denominated in Hong Kong dollars or United States dollars. The risk due to exchange rate fluctuation is negligible so long as the Hong Kong dollar remains "pegged" to the United States dollar. Sales are made on credit, generally thirty days, or on a cash basis. We have a credit control policy, that our employees have been instructed to follow by checking or obtaining the credit reference of new customers. The credit records of our customers are reviewed by senior staff. A chief executive officer of the Company’s respective subsidiaries   must give his/her prior approval for orders in excess of a pre-determined amount. We, on the other hand, receive credit on a short-term basis, generally thirty days, from airlines and shipping lines. In the United States, we generally have to pay vendors immediately.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006

Total revenue for the three months ended June 30, 2007 decreased approximately 11% compared with the three months ended June 30, 2006, from $37,362,565 in 2006 to $33,402,906 in 2007. The decrease in revenue was primarily the result of decrease in airfreight traffic between US and Asia Pacific.

Revenue derived from the operations of AGI and its subsidiaries (“AGI Group”) increased approximately 14% during the three months ended June 30, 2007 as compared with the same period of 2006. The significant growth of AGI Group was the result of the following factors:

•	The business of WCL in Guangzhou PRC matured after a year in development;

•	Improvements in the agency network which enabled the Company to secure new freight business; and

•	The inclusion of the revenue of Parco $640,412 after its acquisition on January 2, 2007.

The revenue of Airgate represented approximately 47% of our total revenue for the three months ended June 30, 2007. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. Revenue derived from the operations of Airgate decreased approximately 23% for the three months ended June 30, 2007 when compared with the same period of 2006. The decrease is the result of an unexpected decrease in airfreight traffic between US and Asia Pacific areas during the second quarter of 2007. Starting from the first quarter of 2007, Airgate ceased its business relationships with certain customers with low profit margin and lower credit worthiness..

Total revenue derived from Paradigm and AGI Singapore amounted to approximately $4.32 million, which represents approximately 13% of total revenue of the Group.

When compared with the three months ended June 30, 2006, the cost of freight forwarding for the same period of 2007 decreased approximately 13%, from $32,227,839 in 2006 to $28,035,696 in 2007. The decrease in costs was primarily the result of the corresponding decreases in Airgate’s revenue.

Gross profit margin (freight forwarding income less cost of forwarding) for the three months ended June 30 increased from approximately $5,134,726 or 13.74% in 2006 to approximately $5,367,210 or 16.07% for the same period in 2007. The increase in gross profit margin is the result of our enhanced controls of freight costs, focusing on higher margin sales as well as passing through fuel surcharges to our customers.

Net loss attributable to common stockholders for the three months ended June 30th increased approximately 779%, from $198,407 in 2006 to $1,743,924 in 2007. The increase in net loss was mainly due to the significant increase in general and administrative costs, interest expenses, pre-payment penalty on convertible and non-convertible note, and write offs of unamortized deferred financing costs and discounts on the convertible and non-convertible notes. Details of expense fluctuations will be discussed in the sections "Operating expenses" and "Non-operating expenses" respectively.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIR FREIGHT OPERATIONS: Revenue from airfreight operations decreased approximately 28%, from $23,877,368 for the three months ended June 30, 2006 to $17,249,609 for the same period of 2007. Airfreight revenue for international operations (that includes AGI Group and AGI Singapore) was $11,011,848, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $8,579,428, and offsetting inter-company transactions totaled $2,341,667. The volume of airfreight decreased for the three months ended June 30, 2007, when compared with the same period of 2006. The decrease was primarily due to the decrease in airfreight traffic between US and Asia Pacific countries as a result of increasing prices for aviation fuel. Customers shifted their shipments from airfreight to seafreight. Airgate has also ceased doing business with some lower credit worthy customers during the second quarter of 2007 in order to reduce credit risk and improve the cash flow.

Costs for the airfreight forwarding operations decreased approximately 32%, from $20,535,984 for the three months ended June 30, 2006 to $13,968,454 for the same period of 2007. Airfreight cost attributable to foreign operations was $9,378,046, while airfreight cost attributable to domestic operations was $6,846,411, and offsetting inter-company costs were $2,256,003. The airfreight cost decrease during the three months ended June 30, 2007 was due to corresponding revenue decrease. Gross profit margin increased from approximately 14.0% for the three months ended June 30, 2006 to approximately 19.0 % for the same period of 2007. The increase in gross profit was due to the cessation of business with some low poor margin customers.

Total segment overhead attributable to the airfreight operation increased by approximately 3%, from $1,338,464 for the three months ended June 30, 2006 to $1,378,488 for the same period of 2007, as a result of increases in salaries and sales commissions. Details regarding the increase in overhead expenses are discussed below in "Operating Expenses".

Overall, net segment income for the airfreight operation decreased by approximately 5% from $2,002,920 for the three months ended June 30, 2006 to $1,902,667 for the same period of 2007. The decrease in net segment income was mainly the result of an increase in segment overhead and decrease in segment revenue.

SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 20%, from $13,485,197 for the three months ended June 30, 2006 to $16,153,297 for the same period of 2007. Sea freight revenue for international operations was $6,068,568, while sea freight revenue for domestic operations was $10,219,357, and offsetting inter-company transactions were $134,628. The increase in revenue was partially due to the contribution from the new branch offices of HK Careship in China, and the increase in quantity of freight consolidation by Airgate Chicago. New customers in Europe and our agents in India, Japan and Turkey introducing more customers into our network, which led to greater revenue from the Shanghai market in 2007.

Costs for the sea freight forwarding operation increased approximately 20%, from $11,691,855 for the three months ended June 30, 2006 to $14,067,242 for the same period of 2007. Sea freight costs attributable to foreign operations were $5,097,414, while costs attributable to domestic operations were $9,190,119, and inter-company costs were $220,291. However, the gross profit margin decreased slightly from approximately 13.3% for the three months ended June 30, 2006 to approximately 12.9% for the same period of 2007. As a result of increased revenues, overall gross profits increased approximately 16%, to $2,086,055 for the three months ended June 30, 2007 when compared to the corresponding period in 2007.

Total segment overhead attributable to the sea freight operation increased approximately 138%, from $762,422 for the three months ended June 30, 2006 to $1,813,273 for the same period of 2007. Overall net income for the sea freight operation decreased approximately 74%, from $1,030,920 for the three months ended June 30, 2006 to $272,782 for the same period of 2007. The decrease in net segment income was mainly the result of more resources being allocated to seafreight operations in 2007. Details regarding the increase in overhead expenses are discussed below in “Operating Expenses”.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately 11%, from $4,659,990 for the three months ended June 30, 2006 to $5,190,365 for the same period of 2007. There was a significant incremental increase in expenses for the following items for the three months ended June 30, 2007: sales commissions, rent and rates, as well as salaries and allowance. As the Company has been continuously growing and in order to cope with future growth, our staff planning needs called for the hiring of additional staff throughout our offices during 2006 and 2007.

Sales commission: Sales commission increased approximately 23% from $678,886 for the three months ended June 30, 2006 to $836,314 for the same period of 2007; the increase is a result of increase in business generated by a top salesman who is entitled to a higher commission rate for his business.

Rent and Rates: Rent and rates increased approximately 97%, from $211,376 for the three months ended June 30, 2006 to $418,091 for the same period of 2007. The increase was due to the new leases for the expansion of the office spaces in our HK, PRC and Los Angeles offices during the last half of 2006 in order to cope with the growth of these subsidiaries.

Salaries and allowance: Salaries and allowance increased approximately 9% from $2,116,268 for the three months ended June 30, 2006 to $2,311,977 for the same period of 2007. This increase was the result of the addition of approximately 40 staff persons during 2006 and the first half of 2007 in order to keep pace with our expansion.

STOCK-BASED COMPENSATION COST

Stock-based compensation cost remained the same at $34,912 for the three months ended June 30, 2006 and the same period of 2007.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 8% from $257,747 for the three months ended June 30, 2006 to $279,767 for the same period of 2007. The increase was mainly attributable to purchases of additional fixture and furniture and office equipment for the new offices in Los Angeles and Hong Kong during 2006 and 2007.

Amortization arises from intangible customer relationship assets recorded in conjunction with the acquisitions of Airgate on April 30, 2002, Paradigm on April 30, 2004, WCL on July 1, 2005 and May 1, 2006, and Parco on January 2, 2007. These intangible assets are amortized on a straight-line basis over a period of five to eight years. During the three months ended June 30, 2007 and 2006, the amortization expense attributable to these assets was $70,752 and $151,104, respectively, an decrease of $80,352.

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

Interest and other income decreased from $106,152 for the three months ended June 30, 2006 to $71,521 for the same period of 2007. This decrease is mainly due to the write off of long outstanding payables of approximately $45,000 in the book of Paradigm Global Logistics during the second quarter of 2006.

INTEREST EXPENSE

Interest expense increased from $202,787 for the three months ended June 30, 2006 to $252,625 for the same period of 2007. The increase in interest expense is primarily due to the increase in interest rate during 2006 and the increase in notes payable from banking facilities.

PRE-PAYMENT PENALTY ON CONVERTIBLE AND NON-CONVERTIBAL NOTE

During April 2007, the Company fully repaid the convertible and non-convertible note. A pre-payment penalty of $218,219 which is equal to 8% on the outstanding balance of convertible and non-convertible notes was paid to Laurus Master Fund, Ltd (“Laurus”).

CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE AMORTIZATION OF DEFERRED FINANCING COST

The deferred financing costs related to Convertible Note and Non-Convertible Note is amortized over their term to maturity, which is three years. A total of $366,413 and $22,132 was expensed for the three months ended June 30, 2007 and 2006, respectively. The increase in expense was the result of the early repayment of the notes resulting in the outstanding amount of the deferred financing costs related to the notes being expensed.

AMORTIZATION OF CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE DISCOUNT

This discount is amortized ratably over the term of the Convertible Note and Non-Convertible Note, which is three years. A total of $456,323 and $14,241 of the discount was amortized into expense for the three months ended June 30, 2007 and 2006, respectively. The increase in expense was the result of the early repayment of the notes. The increase was also due to the effective interest rate method being used to calculate the expenses. The expense becomes larger when amortized deferred financial cost and loan balance becomes larger.

REVOLVING NOTE AMORTIZATION OF DEFERRED FINANCING COSTS

On April 6, 207, the Company completed a financing transaction with Wells Fargo Bank, National Associates. The deferred financing costs related to this revolving note are amortized over the term of the note, which is two years. A total of $46,239 was expensed for the three months ended June 30, 2007.

ACCRETION OF SERIES A PREFERRED STOCK, NET TO REDEMPTION VALUE AND DIVIDENDS

Accretion of Series A Preferred Stock and Dividends was $263,731 and $285,712 for the three months ended June 30, 2007 and 2006, respectively. The decrease is primarily related to the conversion of 1,450 shares of preferred stock into common stock during 2006, and the deferred costs related to those shares were expensed immediately after redemptions.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006

OVERALL RESULTS

Total revenue for the six months ended June 30, 2007 decreased approximately 1.88% compared with the six months ended June 30, 2006, from $67,760,271 in 2006 to $66,506,193 in 2007. The decrease in revenue was primarily the result of the scaling down of Paradigm International Inc.’s operations in Miami which began in the third quarter of 2006. It is also the result of reduced airfreight transportation between Asia Pacific countries and the US, as Airgate has altered its tactics to focus on higher profit margin business which will result in enhanced cashflow.

Revenue derived from the operations of AGI increased approximately 14% during the six months ended June 30, 2007 as compared with 2006. The significant growth of AGI was the result of the following factors:

●	An increase in the routed freight traffic from the existing agency partners;
●	Improvements in the agency network which enabled AGI to secure new freight business;
●	The business of WCL in Guangzhou PRC matured after a year in development;
●	The inclusion of the results of Parco after the acquisition on January 2, 2007.

The revenue of Airgate represented approximately 49% of our total revenue for the six months ended June 30, 2007. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. Revenue derived from the operations of Airgate decreased approximately 12% for the six months ended June 30, 2007 when compared with the same period of 2006. The decrease was primarily due to the decrease in airfreight traffic between US and Asia Pacific countries. Airgate has also ceased doing business with some lower credit worthy customers during the second quarter of 2007 in order to reduce credit risk and improve the cash flow.

Total revenue derived from Paradigm and AGI Singapore for the six months ended June 30, 2007 amounted to approximately $8.68 million, which represents approximately 13% of total revenue of the Pacific CMA.

When compared with 2006, the cost of forwarding for the six months ended June 30, 2007 decreased approximately 4.56%, from $57,950,976 in 2006 to $55,425,140 in 2007. The decrease in costs was primarily due to a corresponding decrease in revenue.

Gross profit margin for the six months ended June 30, 2007 increased, from approximately 14.47% in 2006 to 16.66% in 2007 and gross profit (revenue minus cost of forwarding) for the six months ended June 30, 2007 increased 13%, from $9,809,295 in 2006, to $11,081,053 in 2007.

Net loss for the six months ended June 30, 2007 increased approximately 324%, from net income of $656 in 2006, to a net loss of $2,121,865 in 2007. The increase in net loss was mainly due to the significant increases in general and administrative expenses. Details of expense fluctuations will be discussed in the sections "Operating expenses".

Net loss attributable to common shareholders for the six months ended June 30, 2007 increased approximately 171%, from a net loss of $976,911 in 2006 to a net loss of $2,647,476 in 2007. The increase in net loss attributable to common shareholders was mainly due to the significant increases in interest expense, pre-payment penalty on convertible and non-convertible note, and the write off of unamortized deferred financing costs and discounts on the convertible and non-convertible note. Details of expense fluctuations will be discussed in the section “Non Operating Income and Expenses”.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIRFREIGHT OPERATIONS: Revenue from airfreight operations decreased approximately 21%, from $43,755,509 in the first half of 2006 to $34,775,047 in the same period of 2007. Airfreight revenue for foreign operations (which includes AGI Group and AGI Singapore) was $21,381,291, while airfreight revenue for domestic operations which includes Airgate and Paradigm) was $17,796,839, and offsetting inter-company transactions totaled $4,403,083. The decrease was primarily due to (i) the volume of airfreight reduced in the second quarter of 2007 compared with 2006 (ii) the scaling down of Paradigm International Inc.’s operations in Miami during the third quarter of 2006 and (iii) Airgate has also ceased doing business with some lower credit wothiness customers during the second quarter of 2007 in order to reduce our credit risk and improve our cash flow.

Costs for airfreight forwarding operations decreased approximately 25%, from $37,103,944 in the first half of 2006 to $27,690,125 in the same period of 2007. Airfreight cost attributable to foreign operations was $18,009,201, while airfreight cost attributable to domestic operations was $14,048,963 and offsetting inter-company costs were $4,368,039. The airfreight cost decrease in 2007 was due to the corresponding decrease in revenue from airfreight forwarding. However, increased fuel surcharges have been passed on to customers during 2007, gross profit margin increased from approximately 15.20 % in 2006 to approximately 20.37% in 2007. As a result of the increase in gross profit margin, overall gross profits increased approximately 6.5% to $7,084,922.

Total segment overhead attributable to the airfreight operations increased by approximately 17%, from $2,750,364 in the first half of 2006 to $3,217,997 in the same period of 2007, as a result of greater resources being allocated to airfreight operations. Details regarding the increase in overhead expenses are discussed below in "Non Operating Income and Expenses".

Overall, net segment income for the airfreight operation slightly decreased by approximately 1% from $3,901,201 in the first half of 2006 to $3,866,925 in the same period of 2007. The decrease in net income was mainly the result of decrease in revenue.

SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 32% to $31,731,146 in the first half of 2007 from $24,004,762 in the same period of 2006. During the first half of 2007, sea freight revenue for foreign operations was $11,377,933, while sea freight revenue for domestic operations was $20,733,816, and offsetting inter-company transactions were $380,603. The increase in revenue was due to the contribution from the new branch offices of Shenzhen Careship in China. It was also due to the shifting of airfreight to seafreight by certain of our customers.

The increase in revenue for 2007 from 2006 was due to revenues derived from new customers in European countries. In addition, our agents in India, Japan and Turkey introduced more customers into our network, which led to greater revenue from the Shanghai market in the first quarter of 2006.

Costs for the sea freight forwarding operation increased approximately 33%, from $20,847,032 in the first half of 2006 to $27,735,015 in the same period of 2007. Sea freight costs attributable to foreign operations were $9,459,712, while costs attributable to domestic operations were $18,690,948, and inter-company costs were $415,645. The gross profit margin declined from, approximately 13.15% in 2006 to approximately 12.60% in 2007. As a result of increased revenues, overall gross profits increased approximately 26.55%, to $3,996,131.

Total segment overhead attributable to the sea freight operation increased approximately 124.96%, from $1,449,308 in the first half of 2006 to $3,260,343 in the same period of 2007. Overall net income for the sea freight operation decreased approximately 56.93%, from $1,708,422 in the first half of 2006 to $735,788 in the same period of 2007. The decrease in net segment income was mainly the result of the greater resources being allocated to seafreight operations in 2007.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately 18%, from $9,217,541 for the six months ended June 30, 2006 to $10,861,408 for the same period of 2007. There was a significant incremental increase in expenses for the following items for the six months ended June 30, 2007: sales commissions, rent and rates, as well as salaries and allowance. As the Company has been continuously growing and in order to cope with future growth, our staff planning needs called for the hiring of additional staff throughout our offices during 2006 and 2007.

Sales commission: Sales commission increased approximately 43% from $1,264,671 for the six months ended June 30, 2006 to $1,802,636 for the same period of 2007; the increase is a result of increase in business generated by a leading salesman who received a higher commission rate for his high profit margin business.

Rent and Rates: Rent and rates increased approximately 95%, from $434,030 for the six months ended June 30, 2006 to $847,235 for the same period of 2007. The increase was due to the new leases for the expansion of the office spaces in our HK, PRC and Los Angeles offices during the last half of 2006 in order to cope with the growth of these subsidiaries.

Salaries and allowance: Salaries and allowance increased approximately 9% from $4,219,586 for the three months ended June 30, 2006 to $4,608,820 for the same period of 2007. This increase was the result of the addition of approximately 40 staff persons during 2006 and the first half of 2007 in order to keep pace with our expansion.

STOCK-BASED COMPENSATION COST

Stock-based compensation cost remained the same at $69,824 for the six months ended June 30, 2006 and the same period of 2007.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 29% from $504,126 for the six months ended June 30, 2006 to $649,819 for the same period of 2007. The increase was mainly attributable to purchases of additional fixture and furniture and office equipment for the new offices in Los Angeles and Hong Kong during 2006 and 2007.

Amortization arises from intangible customer relationship assets recorded in conjunction with the acquisitions of Airgate on April 30, 2002, Paradigm on April 30, 2004, WCL on July 1, 2005 and May 1, 2006, and Parco on January 2, 2007. These intangible assets are amortized on a straight-line basis over a period of five to eight years. During first half of 2007 and 2006, the amortization expense attributable to these assets was $236,837 and $303,227, respectively, a decrease of $66,390..

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

Interest and other income decreased from $208,767 for the six months ended June 30, 2006 to $164,879 for the same period of 2007. This decrease is mainly due to the writte off of long outstanding payables of approximately $45,000 in the book of Paradigm Global Logistics during the second quarter of 2006. There is no such write off during the first half of 2007.

INTEREST EXPENSE

Interest expense increased from $389,152 for the six months ended June 30, 2006 to $518,874 for the same period of 2007. The increase in interest expense is primarily due to the increase in interest rates during second half of 2006 and the increase in notes payable from banking facilities.

PRE-PAYMENT PENALTY ON CONVERTIBLE AND NON-CONVERTIBAL NOTE

During April 2007, the Company fully repaid the convertible and non-convertible note. A pre-payment penalty of $218,219 which is equal to 8% on the outstanding balance of convertible and non-convertible notes was paid to Laurus.

CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE AMORTIZATION OF DEFERRED FINANCING COST

The deferred financing costs related to Convertible Note and Non-Convertible Note is amortized over their term to maturity, which is three years. A total of $403,502 and $40,467 was expensed for the first half of 2007 and 2006, respectively. The increase in expense was the result of the early repayment of the notes resulting in the outstanding amount of the deferred financing costs relate to the notes being expensed.

AMORTIZATION OF CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE DISCOUNT

This discount is amortized ratably over the term of the Convertible Note and Non-Convertible Note, which is three years. A total of $487,190 and $24,674 of the discount was amortized into expense for the six months ended June 30, 2007 and 2006, respectively. The increase in expense was the result of the early repayment of the notes resulting in the outstanding amount of the deferred financing costs relate to the notes are written off. The increase was also due to the effective interest rate method being used to calculate the expenses. The expense becomes larger when amortized deferred financial cost and loan balance becomes larger.

REVOLVING NOTE AMORTIZATION OF DEFERRED FINANCING COSTS

On April 6, 2007, the Company completed a financing transaction with Wells Fargo Bank, National Associates (“Wells Fargo”). The deferred financing costs related to this revolving note are amortized over the term of the note, which is two years. A total of $46,239 was expensed for the six months ended June 30, 2007

ACCRETION OF SERIES A PREFERRED STOCK, NET TO REDEMPTION VALUE AND DIVIDENDS

Accretion of Series A Preferred Stock and Dividends was $525,611 and $977,567 for the six months ended June 30, 2007 and 2006, respectively. The decrease is primarily related to the conversion of 1,450 shares of preferred stock into common stock during 2006, and the deferred costs related to those shares were expensed immediately after redemptions.

LIQUIDITY AND CAPITAL RESOURCES

We provided approximately $257,995 and $934,970 of cash from operating activities for the six months ended June 30, 2007 and 2006, respectively. This decrease in cash from operations was mainly attributable to the larger net loss in 2007, amortization of convertible and non-convertiable note discount and its deferred financing cost.

Net cash used in investing activities was $942,311 and $1,645,977 for the three months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, we used $309,748 to purchase equipment to improve our office facilities and used $718,939 for acquisition of Parco. We received a partial refund, $140,000 of our deposit from an equity investment that we ultimately declined.

Net cash used in financing activities was $1,269,364 and $1,357,493 for the three months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, we made principal payments under capital lease obligations and repayment of profit tax loan and short-term loan of $27,218 and $614,066, respectively. During the second quarter of 2007, we repaid the convertible and non-convertible note of $4 millions while have proceed of revolving loan from two commercial banks for $4,405,698. With our lockbox arrangement with Wells Fargo and the banking facilitates with other banks our restricted cash increased $1,072,419. Moreover, $69,906 was used to pay dividends on preferred stock and net proceeds from note payable in bank were $511,861.

Working capital was $1,146,796 (inclusive of restricted cash of approximately $6.9. million) and $5,863,185 (inclusive of restricted cash of approximately $5.9 million) as of June 30, 2007 and December 31, 2006, respectively. We believe that we will be able to rely on cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following June 30, 2007. Subsequent to the quarter ended June 30, 2007. On July 17, 2007, the Company entered into a Loan and Security Agreement, with BHC Interim Funding II, L.P. (“BHC”), The Company received an additional $3,292,000 in funding, excluding approximately $208,000 in fees, costs and expenses of BHC (the “BHC Financing”).

The $2,950,000 received from the BHC Financing was used to repurchase 3,000 shares of the Company’s Series A Preferred Stock and 937,500 common stock purchase warrants from Midsummer Investment Limited (“Midsummer”). The stated value of 3,000 shares of the Company’s Series A Preferred Stock is $3,000,000 and they had a current redemption value of $3,300,000.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

We have entered into various contractual obligations, which are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years
	$	$	$	$
Capital Lease Obligations	173,766	66,988	106,778	--
Operating Leases	3,426,011	2,313,649	1,109,798	2,564
Cargo Space Commitments	1,537,600	1,537,600	--	--

We have entered into various lease commitments for office premises and warehouses in the United States, Hong Kong, Singapore and China.

We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year.

As of June 30, 2007, our commercial commitments may be summarized as follows:

	Total Amounts	Amount of Commitment Less than	Expiration Per Period
Other Commercial Commitments	Committed	1 year	1-3 years
	$	$	$
Bank Overdraft and Invoice Trust Receipt	7,226,316	7,226,316	--
Guarantees by bank	1,225,384	1,225,384	--
Revolving notes	3,889,590	3,889,590	--
Payable - minority shareholders	143,640	143,640	--

As of June 30, 2007, to finance our working capital, our available banking facilities were $9,551,752 with creditworthy commercial banks in Hong Kong. As of that date, the total amount of bank credit facilities utilized was $7,226,316. This was made up of (i) $3,917,412 of overdrafts; (ii) $3,308,904 of invoice trust receipts. Moreover, we had a borrowing facility with Wells Fargo totaling $10 millions. As of June 30, 2007, the total amount outstanding under this credit facility was $3,889,590.

While the banks are not obligated to advance any further funds to us, we believe that absent any significant downtrend in business, these sources of credit will continue to be available to us.

Effective April 6, 2007, the Company completed a financing transaction with Wells Fargo pursuant to the terms of the C&S Agreement, by and between the Company, certain of the Company’s United States subsidiaries (the “Subsidiaries”), and Wells Fargo (the “Well Fargo Financing”). Pursuant to the C&S Agreement, the Company issued to Wells Fargo a revolving note in the principal amount of $10 million (the “Note”).

On that date, the Company received initial funding under the Wells Fargo Financing of approximately $2,947,000, excluding fees and costs in the amount of $50,000 payable to Wells Fargo, in connection with the Wells Fargo Financing. This initial funding was used to pay all of the Company’s payment obligations under its financing arrangements with Laurus.

The interest rate on the Note is Wells Fargo’s prime rate, plus 0.75%. Prime at June 30, 2007 was 8.25%.

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

The report states that vigorous efforts were made to change the pattern of growth of China’s foreign trade. The country’s export and import volume reached US$1.76 trillion in 2006, up 23.8 percent from the year before. Because the current international environment should remain favorable overall and domestic enterprises and their products are becoming more competitive, growth in exports should remain strong. There should be a reasonable increase in the scale of imports as a result of the end of the transition period for China’s WTO entry coupled with policies to encourage imports and the service trade, which should hold down the excessive rate of increase in the trade surplus to a certain extent.

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

The following is a list of significant new developments occurring since December 31, 2006:

•
In April 2007, we completed a financing transaction with Wells Fargo pursuant to the terms of the C&S Agreement, by and between the Company, certain of the Company’s United States subsidiaries, and Wells Fargo (the “Wells Fargo Financing”). Pursuant to the C&S Agreement, the Company issued to Wells Fargo a revolving note in the principal amount of $10 million (the “Note”) representing the maximum amount that the Company may be advanced pursuant to the terms of the C&S Agreement. The Company received approximately $2,950,000 as an initial advance under the Wells Fargo Financing that was used to pay the Company’s indebtedness to Laurus.

•
In July 2007, pursuant to a Loan and Security Agreement with BHC, Airgate International, Inc. (NY), the Company, Airgate International Corporation (Chicago), Paradigm International, Inc., Pacific CMA International, LLC, the Company’s three other U.S. Subsidiaries (the “Other U.S. Subsidiaries”) and AGI Logistics (Hong Kong), Ltd., a Hong Kong subsidiary of the Company (“AGI”), the Company received an additional $3,292,000 in funding, excluding approximately $208,000 in fees, costs and expenses of BHC (the “BHC Financing”). The $2,950,000 received from the BHC Financing was used to repurchase 3,000 shares of the Company’s Series A Preferred Stock and 937,500 common stock purchase warrants from Midsummer Investment Limited (“Midsummer”). BHC received a Term Note in the principal amount of $3,500,000 bearing interest at the rate of 12% per year. The Loan and Security Agreement provides for additional potential funding of up to $1,500,000. The Term Note matures on July 16, 2009.

•
In late 2006, the staff of the American Stock Exchange (the “AMEX”) advised that they had determined to proceed with the filing of an application with the SEC to strike our common stock from listing and registration on the AMEX, based upon assertions of alleged events relating to our initial listing application. We deny the AMEX’s allegation. However, resisting these allegations drew management’s time and attention away from our business and the fees of the Company’s counsel and experts continued to mount. As a result, we decided to voluntarily delist our securities from the AMEX and the delist letter was withdrawn.

•
Subsequent to the quarter ended June 30, 2007. On July 17, 2007, the Company entered into the BHC Financing, The Company received an additional $3,292,000 in funding, excluding approximately $208,000 in fees, costs and expenses of BHC. The $2,950,000 received from the BHC Financing was used to repurchase 3,000 shares of the Company’s Series A Preferred Stock and 937,500 common stock purchase warrants from Midsummer Investment Limited (“Midsummer”). The stated value of 3,000 shares of the Company’s Series A Preferred Stock is $3,000,000 and they had a current redemption value of $3,300,000.

Item 3.  Quantitative And Qualitative Disclosure About Market Risk

The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

FOREIGN EXCHANGE RISK

The Company conducts business in many different countries and currencies. The Company's business often results in revenue billings issued in a country and currency, which differs from that where the expenses related to the service are incurred. This brings a market risk to the Company's earnings. Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical change in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. As one of the major subsidiaries uses the Hong Kong Dollar (HKD), which has been linked to the U.S. Dollar at a rate of HKD 7.80 to USD 1.00, as its functional currency, there has been no material change in the Company's foreign exchange risk exposure. However, if HKD was unlinked to the US Dollar, an average 10% weakening of the U.S. Dollar, throughout the period ended June 30, 2007, would have had the effect of raising operating income approximately $22,000. An average 10% strengthening of the U.S. Dollar, for the same period would have had the effect of reducing operating income by approximately $19,000. The Company currently does not utilize any the derivative financial instruments or hedging transactions to manage foreign currency risk.

INTEREST RATE RISK

The Company does not currently utilize derivative financial instruments to hedge against changes in interest rates. At June 30, 2007, the Company had cash and cash equivalents and restricted cash of $7.7 million and short-term borrowings of $13.2 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings. In management’s view, there has been no material change in Company's market risk exposure between December 31, 2006 and June 30, 2007.

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

Based on discussions with our auditors, we recognized a need to enhance procedures. In 2006, we provided an additional reserve on our accounts receivable and corrected the material weaknesses by enhancing review procedures in the first quarter of 2007.

Consequently, taking into account the issues and corrective measures described above, based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures as of June 30, 2007 were effective to ensure that material information relating to us and our consolidated subsidiaries is made known to them by others within those entities to allow timely decisions regarding required disclosures.

Except for the corrective measures referred to above, there have been no other changes in our internal controls, or in other factors that could significantly effect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

In late 2006, the staff of the American Stock Exchange (the “AMEX”) advised that they had determined to proceed with the filing of an application with the SEC to strike our common stock from listing and registration on the AMEX, based upon assertions of alleged events relating to our initial listing application. We deny the AMEX’s allegation. However, resisting these allegations drew management’s time and attention away from our business and the fees of the Company’s counsel and experts continued to mount. As a result, we decided to voluntarily delist our securities from the AMEX and the delist letter was withdrawn.

In the matter of Grant Peck and Dean Sessions v. Pacific CMA, Inc., Messrs. Peck and Sessions each currently own 128,438 restricted shares in the Company (the “P&S Shares”). They commenced an action against the Company for declaratory judgment seeking a judicial determination of their right to sell the P&S Shares pursuant to the exemption set forth in Section 4(1) of the Securities Act of 1933, as amended (the “Act”). Following a bench trial in May 2007, the court found in our favor. The plaintiffs have appealed the court’s decision.

Item 1A. Risk Factors

It may be difficult to effect transactions in our stock as we have been delisted from AMEX.

As our common stock has been delisted from the AMEX, since our delisting from the AMEX, our shares are eligible to trade in the “Pink Sheets”. Any trading in the “Pink Sheets” may be volatile and may provide only limited liquidity. Unexpected decline in airfreight traffic between Asia Pacific and the United States.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

During our Annual Meeting of Stockholders held on June 29, 2007, all of our directors were reelected by the vote of at least 87% of all our issued and outstanding shares of common stock. Alfred Lam, Scott Turner, Louisa Chan, Kwong Sang Liu, Kenneth Chik and Chung Leung Yu were reelected to our Board of Directors. Also at that meeting, our shareholders, representing approximately 88% of all of our issued and outstanding shares of common stock, ratified the appointment of our auditors, Virchow Krause, Company, LLP, for our fiscal year to end December 31, 2007.

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

PACIFIC CMA, INC.

Date: August 14, 2007	By:	/s/ Alfred Lam
Name: Alfred Lam Title: Chairman of the Board of Directors (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Anita Chan
Name: Anita Chan Title: Chief Financial Officer (Principal Financial and Accounting Officer)