Form 10-Q
period 2007-09-30
PACIFIC CMA INC
filed 2007-11-19
CIK 1071775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

Common Stock: Outstanding as of: November 19, 2007: 28,619,271 shares

PACIFIC CMA, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Pacific CMA, Inc.

Condensed Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

	(Unaudited) 2007	2006
Assets
Current Assets
Cash and cash equivalents	$2,948,562	$2,783,696
Restricted cash	4,902,857	5,863,185
Accounts and notes receivable, net of allowance for doubtful accounts; 2007 - $1,204,823; 2006 - $680,632	20,613,301	21,445,304
Refundable income taxes	187,584	76,274
Other receivables	545,301	1,076,042
Deposits and prepaid expenses	1,591,286	1,668,086
Total current assets	30,788,891	32,912,587
Property and Equipment , net of accumulated depreciation; 2007 - $1,795,494; 2006 - $1,193,307	1,605,154	1,758,832
Other Assets
Goodwill	4,278,213	3,745,832
Intangible assets, net of accumulated amortization; 2007 - $2,984,506; 2006 - $2,726,137	602,218	410,431
Debt financing costs, net	728,908	403,502
Investment deposit	634,282	955,656
Investment in equity method subsidiaries	893,166	1,168,508
	7,136,787	6,683,929
Total Assets	$39,530,832	$41,355,348
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable - bank and non-convertible note	$6,265,700	$6,714,451
Short-term loan payable	4,250,034	2,242,105
Revolving note	5,307,151	-
Current maturities of capital lease obligations	60,317	64,123
Accounts payable	15,293,441	15,076,453
Accrued expenses	2,068,520	1,456,000
Deferred tax liabilities	176,476	74,583
Payable-minority shareholder	143,791	123,893
Income taxes payable	179,790	10,084
Total current liabilities	33,745,220	25,761,692
Capital Lease Obligations	90,575	80,855
Convertible Note , net	-	3,512,811
Total Liabilities	33,835,795	29,355,358
Series A Preferred Stock , net	-	1,633,983
Minority Interest	192,315	175,596
Stockholders’ Equity
Common stock, US$0.001 par value; authorized - 100,000,000 shares and issued - 2007 - 28,619,271 shares and 2006 - 28,597,712 shares	4,915,469	4,805,193
Treasury common stock, at cost, 2007 and 2006 - 41,800 shares	(32,623)	(32,623)
Warrants outstanding	1,590,429	1,610,679
Additional paid-in capital	6,659,211	6,659,211
Accumulated deficit	(7,649,000)	(2,916,121)
Accumulated other comprehensive income	19,236	64,072
Total stockholders’ equity	5,502,722	10,190,411
Total stockholders’ equity and liabilities	$39,530,832	$41,355,348

See Notes to Condensed Consolidated Financial Statements

Pacific CMA, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Freight Forwarding Income	$37,549,376	$45,055,638	$104,058,410	$112,815,905
Operating Expenses
Cost of forwarding	(32,407,477)	(39,033,203)	(87,834,403)	(96,984,176)
General and administrative	(5,846,052)	(4,852,464)	(16,708,575)	(14,078,375)
Depreciation and amortization	(236,895)	(269,955)	(886,724)	(774,082)
Stock-based compensation cost	(34,912)	(94,159)	(104,735)	(153,850)
	(38,525,336)	(44,249,781)	(110,034,437)	(111,990,483)
Operating Income (Loss)	(975,960)	805,857	(1,476,027)	825,422
Other Income (Expense)
Interest and other income	325,414	102,302	490,293	309,306
Interest expenses	(326,156)	(226,206)	(845,034)	(615,358)
Pre-payment penalty on convertible and non- convertible note	-	-	(218,219)	-
Convertible and non-convertible note amortization of deferred financing costs	-	(26,677)	(403,502)	(67,143)
Amortization of convertible and non-convertible note discount	-	(18,400)	(487,190)	(43,075)
Warrants redemption	(38,050)	-	(38,050)	-
Penalty on warranty early repayment	(250,000)	-	(250,000)	-
Revolving note amortization of deferred financing costs	(97,859)	-	(144,098)	-
Loss of equity method subsidiaries	14,277	6,989	(39,410)	(7,539)
	(372,374)	(161,992)	(1,935,210)	(423,809)
Income (Loss) Before Income Taxes	(1,348,334)	643,865	(3,411,237)	401,613
Provision (Benefit) for Income Taxes	(102,727)	124,597	(163,300)	(116,401)
Income (Loss) Before Minority Interest	(1,451,061)	519,268	(3,574,537)	518,014
Minority Interest	(18,364)	(26,445)	(16,826)	(24,535)
Net Income (Loss)	(1,469,425)	492,823	(3,591,363)	493,479
Accretion of Series A Preferred Stock, net to redemption value and dividends	(615,906)	(616,4225)	(1,141,517)	(1,593,991)
Net Loss attributable to common stockholders	$(2,085,331)	$(123,602)	$(4,732,880)	$(1,100,512)
Basic and Diluted Loss Per Share attributable to common stockholders	$(0.07)	$(0.01)	$(0.17)	$(0.04)
Weighted average number of shares outstanding during the year - basic and diluted	28,619,271	27,716,471	28,610,352	27,238,656

See Notes to Condensed Consolidated Financial Statements

Pacific CMA, Inc.

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Operating Activities
Net (loss) income	$(3,591,363)	$493,479
Items not requiring (providing) cash
Amortization of convertible and non-convertible note discount	487,189	43,075
Amortization of convertible and non-convertible note and revolving note deferred financing costs	547,600	67,143
Depreciation and amortization	628,137	318,716
Amortization of intangibles	258,587	455,366
Other expenses - warrant redemption	38,050	-
Loss (gain) on sale of property and equipment	(6,215)	(16,492)
Minority interest in income of subsidiaries	16,826	24,535
Common stock issued for services and employee compensation	104,735	153,850
Share of loss of affiliates	39,410	7,539
Provision for doubtful accounts	526,144	18,122
Deferred income taxes	23,116	(153,770)
Changes in
Accounts receivable	378,647	(5,382,296)
Accounts payable	124,509	4,266,311
Accrued expenses	605,193	371,310
Income taxes refundable/(payable)	638,262	6,144
Other assets	38,740	115,176
Net cash provided by operating activities	857,567	788,208
Investing Activities
Purchase of property and equipment	(467,859)	(391,433)
Capital injection from minority interest	-	37,968
Deposit for potential equity investment	(99,247)	-
Disposal of associate	357,358	-
Acquisition of subsidiary	(718,939)	(624,560)
Acquisition of associates	(53,624)	(106,463)
Proceeds from sale of property and equipment	-	16,492
Deposit returned/(paid) for potential acquistion	214,965	(750,000)
Net cash used in investing activities	(767,346)	(1,817,996)
Financing Activities
Net change in restricted cash	960,328	420,603
Net change in notes payable - bank	(448,755)	2,023,018
Injection under capital lease obligation	56,006	58,064
Principal payments under capital lease obligation	(50,092)	(46,439)
Principal payments on short-term debt	(849,398)	(29,314)
Principal payments of non-convertible note	(4,000,000)	(116,201)
Repurchase of common stock	-	(7,796)
Proceeds from other bank loan	8,164,477	-
Loan from minority shareholder	19,898	-
Deferred financing costs paid	(873,007)	-
Repurchase of warrants	(58,300)
Preferred stock dividend paid	(69,960)
Repurchase of preferred stock	(2,700,000)	-
Net cash (used in) provided by financing activities	151,197	2,301,935
(Decrease) increase in Cash and Cash Equivalents	241,419	1,272,147
Foreign Currency Exchange Difference	(76,553)	(50,653)
Cash and Cash Equivalents, Beginning of Period	2,783,696	2,018,093
Cash and Cash Equivalents, End of Period	$2,948,562	$3,239,587
Supplemental Cash Flow Information

Interest paid	$845,034	$389,152

See Notes to Condensed Consolidated Financial Statements

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 1:	Basis of Presentation

The accompanying condensed consolidated financial statements of Pacific CMA, Inc. (the “Company”) and its subsidiaries (the “Group”) as of September 30, 2007 and for the nine and three months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.

The condensed consolidated statements of operations for the nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2006 included in the Company’s Form 10-K filed on April 2, 2007.

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2007, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit. At September 30, 2007, the Company’s cash accounts in the United States of America exceeded federally insured limits by approximately $889,466.

Restricted Cash

Restricted cash consists of fixed deposits, collateral deposits and certificates of deposit held by banks providing collateral for overdraft, trust receipts, letters of credit and support bank guarantees provided to certain vendors of the Company. At September 30, 2007, the restricted cash held for these facilities amounted to $4,902,857. The restricted cash also includes $371,075 of cash held in lockbox accounts for financing the loan arrangement of Wells Fargo Bank, National Associates with details discussed in Note 6.

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

Registration Rights Agreements

The Company adopted as of January 1, 2007, FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP”), which addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP had no impact on our financial statements.

New Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,”requires that an enterprise evaluate all tax positions recognized in that enterprise’s financial statements for any uncertainty that the tax positions will not be sustained under examination. The evaluation process is twofold. First, an enterprise must determine whether it is more likely than not that a tax position will be sustained upon examination. Secondly, the enterprise must measure the amount of benefit to recognize in its financial statements for tax positions which meet the more “ likely than not threshold ” . FASB Interpretation No. 48 became effective for fiscal years beginning after December 15, 2006. For the quarter ending September 30, 2007, the Company does not believe there is any uncertainty with respect to the tax positions reflected in its financial statements which would result in a material change in the amount of benefit recognized in the financial statements; therefore, no provision has been made. We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, we had no accruals for the payment of tax related interest and there were no tax interest or penalties recognized in the statement of operations. Our federal and state tax returns are potentially open to examinations for years 2003-2006.

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

Liquidity and goodwill impairment

At September 30, 2007, the Company had cash and cash equivalents of $2,948,562 , a net working capital deficit of $2,956,329 and a net loss of $2,085,331. The Company is currently in the process of working with its current and alternate lenders to obtain additional financing to satisfy its current obligations. If additional debt financing is not available , the Company may turn to public markets for further financing. Due to the financial results of our third quarter, we have engaged an independent valuation expert to complete an impairment analysis to determine whether our goodwill is impaired and if so, by how much. This analysis will be completed when we announce our fourth quarter results.

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 2:	Investment Deposit

At June 30, 2006, the Company entered into a Stock Purchase Agreement with HTL Logistics Limited, a Cayman Island corporation (“HTL”), pursuant to which the Company had agreed to acquire seventy percent (70%) of the outstanding shares of capital stock of HTL. The Company deposited $750,000 with HTL to be applied to the purchase price at the closing of the transaction. On November 8, 2006, both parties decided to cancel this transaction and HTL agreed to refund the deposit. As of September 30, 2007, $214,965 has been refunded.

Note 3:	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

	(Unaudited) Three Months Ended September 30,
	2007			2006
	Loss	Weighted Average Shares	Per-Share Amount	Loss	Weighted Average Shares	Per-Share Amount
Net loss attributable to common stockholders	$(2,085,331)			$(123,602)
Basic EPS
Loss attributable to common stockholders	(2,085,331)	28,619,271	$(0.07)	(123,602)	27,716,471	$(0.01)
Stock options and warrants		-			-
Diluted EPS
Loss attributable to common stockholders	$(2,085,331)	28,619,271	$(0.07)	$(123,602)	27,716,471	$(0.01)

Common stock equivalents related to warrants of 4,735,788 and 3,409,091, respectively, are not included in the calculation of dilutive earnings per share for the three months ended September 30, 2007 because they have an anti-dilutive effect.

Common stock equivalents related to warrants of 4,735,788, 4,375,000 and 4,499,459, respectively, are not included in the calculation of dilutive earnings per share for the three months ended September 30, 2006 because they have an anti-dilutive effect.

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 3:	Earnings Per Share (Continued)

	(Unaudited) Nine Months Ended September 30,
	2007			2006
	Loss	Weighted Average Shares	Per-Share Amount	Loss	Weighted Average Shares	Per-Share Amount
Net loss attributable to common stockholders	$(4,732,880)			$(1,100,512)
Basic EPS
Loss attributable to common stockholders	(4,732,880)	28,610,352	$(0.17)	(1,100,512)	27,238,656	$(0.04)
Stock options and warrants		-			-
Diluted EPS
Loss attributable to common stockholders	$(4,732,880)	28,610,352	$(0.17)	$(1,100,512)	27,238,656	$(0.04)

Common stock equivalents related to warrants of 35,428,533.89 are not included in the calculation of dilutive earnings per share for the nine months ended September 30, 2007 because they have an anti-dilutive effect.

Common stock equivalents related to warrants, convertible preferred stock and convertible note of 4,735,788, 4,375,000 and 4,499,459, respectively, are not included in the calculation of dilutive earnings per share for the nine months ended September 30, 2006 because they have an anti-dilutive effect.

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 4:	Common Stock and Preferred Stock

As of September 30, 2007, the Company’s authorized capital stock was comprised of 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. As of September 30, 2007 and December 31, 2006, 28,619,271 and 28,597,712 shares of common stock, respectively are outstanding.

The outstanding Series A Preferred Stock is redeemable in 2008. The redeemable amounts and unamortized discounts are as follows:

	September 30, 2007	December 31, 2006
Redeemable amount	$-	$3,000,000
Unamortized discount	-	(1,366,017)
Carrying value	$-	$1,633,983

The Company used approximately $2,950,000 of the proceeds received from the BHC Financing to purchase the outstanding 3,000 shares of its Series A Preferred Stock and 937,500 of its Common Stock Purchase Warrants from Midsummer Investment Limited.

2000 Stock Plan

The Company has a 2000 Stock Plan (“Plan”) to issue stock options and grants pursuant to various agreements with employees, service providers, business associates and others that will have an important business relationship with the Company or its affiliates. The maximum number of shares of the Company’s common stock available for issuance under the Plan is 2,200,000 shares. As of September 30, 2007, the maximum number of shares available for future grants under the Plan was 1,060,135 shares. The options and stock grants vest over an 18-month period.

Treasury Stock

Based on a resolution of the Board of Directors in October 2005, the Company authorized the repurchase of shares of its outstanding Common Stock, in an aggregate amount not to exceed $500,000. As of September 30, 2007, 41,800 shares of common stock at an aggregate cost of $32,623 have been repurchased and reflected at cost as a reduction from stockholders’ equity.

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 5:	Notes Payable – Bank and Non-Convertible Notes

Short-term borrowings and weighted average interest rates at September 30, 2007 and December 31, 2006, were:

	September 30, 2007		December 31, 2006
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Notes payable – bank and non-convertible note	6.76%	$6,265,700	7.56%	$6,714,451

The Company has certain banking facilities to finance its working capital. The amount available totaled $7,237,174 at September 30, 2007. The facilities accrue interest at rates varying with the prime rate in Hong Kong, Hong Kong Interbank Offered Rate ( HIBOR ), or the cost of funds rate. As of September 30, 2007, these rates ranged between 4.05% - 8.50%. The facilities require annual renewals and are collateralized by personal guarantees of two directors and restricted cash of approximately $4,492,855. As of September 30, 2007 and December 31, 2006, amounts outstanding against these facilities were $6,265,700 and $6,714,451 respectively. The facilities have no expiration date for which they are subjected to banks’ review.

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 6:	Revolving Note

Effective April 6, 2007, the “Company completed a financing transaction with Wells Fargo Bank, National Associates (“Wells Fargo”) pursuant to the terms of a Credit and Security Agreement (the “C&S Agreement”), by and between the Company, certain of the Company’s United States subsidiaries and Wells Fargo. Pursuant to the C&S Agreement, the Company issued to Wells Fargo a revolving note in the principal amount of $10 million (the “Note”).

On that date, the Company received initial funding under the Financing of approximately $2,947,000, excluding fees and costs in the amount of $50,000 payable to Wells Fargo, in connection with the Financing. The interest rate on the Note is Wells Fargo’s prime rate plus three-quarters of one percent, or prime rate, plus 0.75%.

The Note is secured by a first priority lien on the assets of the Company and the Subsidiaries. It is payable on demand. As a part of granting the first priority lien on its assets, the Company and the Subsidiaries entered into security and collateral pledge agreements (the “Collateral Agreements”), with Wells Fargo, pursuant to which the Subsidiaries’ assets and capital stock (or equivalent) was pledged as security for the loan from Wells Fargo.

This initial funding was used to pay all of the Company’s payment obligations under its financing arrangements with Laurus. As a result, the outstanding balance of the borrowings of $2,724,128 was repaid with $218,219 a pre-payment penalty. As a result of the pre-payment, of the Laurus debt, the outstanding amount of $366,413 of unamortized deferred finance costs and $456,232 of unamortized discount related to the financing were written off at April 6, 2007.

In July 2007, pursuant to a Loan and Security Agreement with BHC, Airgate International, Inc. (NY), the Company, Airgate International Corporation (Chicago), Paradigm International, Inc., Pacific CMA International, LLC, the Company’s three other U.S. Subsidiaries (the “Other U.S. Subsidiaries”) and AGI Logistics (Hong Kong), Ltd., a Hong Kong subsidiary of the Company (“AGI”), the Company received an additional $3,292,000 in funding, excluding approximately $208,000 in fees, costs and expenses of BHC (the “BHC Financing”). Proceeds of $2,950,000 received from the BHC Financing were used to repurchase 3,000 shares of the Company’s Series A Preferred Stock and 937,500 common stock purchase warrants from Midsummer Investment Limited (“Midsummer”). BHC received a Term Note in the principal amount of $3,500,000 bearing interest at the rate of 12% per year. The Loan and Security Agreement provides for additional potential funding of up to $1,500,000. The Term Note matures on July 16, 2009. The outstanding balance as of September 30, 2007 was $3,500,000.

Note 7:	Income taxes

During the year ended December 31, 2006, the Company recorded a full valuation allowance of its deferred tax assets related to its United States operations. No income tax benefit has been recorded in the statement of operations related to the operations in the United States for the three and nine months ended September 30, 2007 as the Company has continued to provide for a full valuation allowance for its United States operations.

Note 8:	Related Party Transactions

As of September 30, 2007 and December 31, 2006, the Company had a payable to a minority shareholder of a subsidiary of $143,791 and $123,893, respectively. The payable accrues interest at 3% per annum, is unsecured and has no fixed payment terms.

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 9:	Segment of the Business

Business Segments

The Company operates two business segments. Those segments are air forwarding and sea forwarding services. The accounting policies adopted by the Company for segment reporting are described in the summary of significant accounting policies in the Company’s Form 10-K filed for the year ended December 31, 2006.

The following table summarized the Company’s operations as of and for the three months ended September 30, 2007 and 2006 analyzed into air and sea forwarding services:

	Air Forwarding		Sea Forwarding		Total
	(Unaudited)		(Unaudited)		(Unaudited)
	2007	2006	2007	2006	2007	2006
Revenues	$20,968,955	$26,771,763	$16,583,262	$18,283,875	$37,552,217	$45,055,638
Cost of forwarding	(19,087,511)	(23,109,357)	(13,321,752)	(15,923,846)	(32,409,263)	(39,033,203)
Depreciation and amortization	(292,579)	(159,284)	55,675	(110,671)	(236,904)	(269,955)
Interest income	12,018	16	24,462	11	36,480	27
Interest expense	(391,826)	(74,549)	65,666	(637)	(326,160)	(75,186)
Other segment expenses attributable to segment	(1,114,342)	(1,678,278)	(538,459)	(879,549)	(1,652,801)	(2,557,827)
Segment income	$94,715	$1,750,311	$2,868,854	$1,369,183	2,963,569	3,119,494
Net other unallocated expenses					(4,414,630)	(2,600,226)
Minority interest					(18,364)	(26,445)
Net loss					$(1,469,425)	$(492,823)
Goodwill	$1,391,043	$2,863,366	$2,887,170	$898,763	$4,278,213	$3,762,129
Intangible assets	7,082	454,851	595,136	122,676	602,218	577,527
Other assets	21,349,538	25,474,758	13,702,372	13,688,947	35,051,910	39,163,705
Total assets	$22,747,663	$28,792,975	$17,184,678	$14,710,386	$39,932,341	$43,503,361

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

The following table summarized the Company’s operations as of and for the nine months ended September 30, 2007 and 2006 analyzed into air and sea forwarding services:

	Air Forwarding		Sea Forwarding		Total
	(Unaudited)		(Unaudited)		(Unaudited)
	2007	2006	2007	2006	2007	2006
Revenues	$55,744,002	$70,543,346	$48,314,408	$42,272,559	$104,058,410	$112,815,905
Cost of forwarding	(46,777,636)	(60,232,867)	(41,056,767)	(36,751,309)	(87,834,403)	(96,984,176)
Depreciation and amortization	(561,171)	(465,862)	(325,552)	(308,220)	(886,723)	(774,082)
Interest income	75,785	7	24,469	15	100,254	22
Interest expense	(554,955)	(198,538)	(290,079)	(1,416)	(845,034)	(199,954)
Other segment expenses attributable to segment	(3,964,385)	(4,897,259)	(3,061,837)	(2,604,401)	(7,026,222)	(7,501,660)
Segment income	$3,961,640	$4,748,827	$3,604,642	$2,607,228	7,566,282	7,356,055
Net other unallocated expenses					(11,140,819)	(6,838,041)
Minority interest					(16,826)	(24,535)
Net (loss)/income					$(3,591,363)	$493,479
Goodwill	$1,391,043	$2,863,366	$2,887,170	$898,763	$4,278,213	$3,762,129
Intangible assets	7,082	454,851	595,136	122,676	602,218	577,527
Other assets	21,349,538	25,474,758	13,702,909	13,688,947	35,052,447	39,163,705
Total assets	$22,747,663	$28,792,975	$17,185,215	$14,710,386	$39,932,878	$43,503,361

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

Geographical Segments

The table below summarized the Group’s revenues analyzed into geographical locations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
* IATA Area 1	$6,537,069	$4,354,106	$19,637,806	$13,222,562
* IATA Area 2	9,651,326	8,330,136	25,191,828	20,397,887
* IATA Area 3	21,360,981	32,371,396	59,228,775	79,195,456

Total	$37,549,376	$45,055,638	$104,058,409	$112,815,905

	(Unaudited)			(Unaudited)
	As of September 30, 2007			As of September 30, 2006
	Trade Receivables	Other Assets (Including Goodwill)	Total Assets	Trade Receivables	Other Assets (Including Goodwill)	Total Assets
Assets
*IATA Area 1	$6,529,971	$3,934,088	$10,464,059	$11,094,224	$9,073,543	$20,167,767
*IATA Area 2	3,491,660	8,810	3,500,470	3,975,986	(31,583)	3,944,403
*IATA Area 3	11,091,680	14,974,623	26,066,303	7,680,324	11,710,867	19,391,191

Total	$21,113,311	$18,917,521	$40,030,832	$22,750,534	$20,752,827	$43,503,361

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
September 30, 2007 and 2006
(Unaudited)

Note 10:	Investment in Equity Method Subsidiaries

Investment in equity method subsidiaries relates to ownership of Shanghai Air Cargo Ground Handling Services Ltd. (“Shanghai Air Cargo”), Vantage Point Services Limited (“Vantage Point”), Careship International Transportation Ltd. (“Careship International”), Careship Aviation Limited (“Careship Aviation”) and AGI Logistics (Vietnam) Limited (“AGI Logistics (Vietnam)”) for 35%, 40%, 46.92%, 20% and 49%, respectively. Shanghai Air Cargo began operations in April 2004 and the interest in Vantage Point, Careship International and Careship Aviation was acquired by the Company in October 2004, January 2005 and July 2006, respectively. Financial results of operations of the affiliates during the three and nine months ended September 30, 2007 are summarized below:

	Three months ended September 30, 2007
	Shanghai Air Cargo	Vantage Point	Careship International	Careship Aviation	AGI Logistics (Vietnam)
Net Sales	$-	$75,693	$70,516	$3,871,527	$548,467
Cost of Sales	-	68,104	34,731	3,733,195	491,802
Gross Profit	-	7,590	35,786	138,332	56,665
Net Income (Loss)	-	6,440	(37,552)	83,188	31,141
Equity in Loss of Affiliates	-	-	(17,620)	16,638	15,259

	Nine months ended September 30, 2007
	Shanghai Air Cargo	Vantage Point	Careship International	Careship Aviation	AGI Logistics (Vietnam)
Net Sales	-	$198,307	$231,541	$3,871,527	$548,467
Cost of Sales	-	186,292	122,398	3,733,195	491,802
Gross Profit	-	12,015	109,143	138,332	56,665
Net Loss	-	(10,476)	(75,553)	(96,099)	31,141
Equity in Loss of Affiliates	-	-	(35,449)	(19,220)	15,259

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

Shanghai Air Cargo Ground Handling Services Ltd ceased its business in the first quarter of 2007. Shanghai Air Cargo was dissolved in the third quarter of 2007.

The Company invested $53,624 in its 49% interest in AGI Logistics (Vietnam) Limited. AGI Logistics Vietnam is incorporated in Vietnam; it commenced business from the third quarter of 2007.

Pacific CMA, Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2007 and 2006
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

The above transaction was recorded using the purchase method of accounting. The results of operations are included in the consolidated financial statement since the date of acquisition. Assets and liabilities were recorded based on fair values. The purchase price in excess of net identified tangible and intangible assets acquired is accounted in accordance to FASB Statement No. 141. The acquisition of Parco was immaterial to the Company at the date of acquisition.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note of Caution Regarding Forward-Looking Statements

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements, which express or imply that such present and future operations will, or may, produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company’s other filings with the SEC including, but not limited to, its Annual Report on Form 10-K. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates, judgments and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates, judgments or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry’s actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely affected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

Potential risks, uncertainties, and other factors which could cause the Company’s financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

•	International economic and political risks, over which we have little or no control;
•	Challenges posed by competing in a changing international environment;
•	Political uncertainty in Hong Kong and China making it difficult to develop any long range planning;
•	Relations between the United States and China remaining stable;

•	The Chinese government could change its policies toward private enterprises or expropriate private enterprises;
•	The lack of adequate remedies and impartiality under China’s legal system may adversely impact our ability to do business and enforce our agreements with third parties;
•	Fluctuations in exchange rates;
•	Our dependence on third parties for equipment and services;
•	Competition from our own cargo agents;
•	Having seasonal business that causes fluctuations in our results of operations and financial condition;
•	A lack of ongoing contractual relationships with our customers;
•	Taking on significant credit risks in the operation of our business as East Coast U.S. freight forwarders expect us to offer thirty days credit from the time of cargo delivery;
•	Our inventory of shipping space is subject to the significant risk that we may not be able to “fill” the space while having contracted for that space; and
•	Our insurance may not be sufficient to cover losses or damages to the freight we ship or for consequential damages for a shipment of hazardous materials.

Many of these factors are beyond our control, and you should read carefully the factors described in “Risk Factors” in our filings (including this Form 10-Q, our Forms 10-K and our other periodic filings) with the SEC for a description of some, but not all, risks, uncertainties and contingencies. These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Any forward-looking statements are not guarantees of future performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

When determining whether the carrying value of long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds their fair values. As of September 30, 2007, goodwill totaled approximately $4.2 million, other intangible assets amounted to approximately $602,000 and our long-lived assets, consisting primarily of net property, plant and equipment, totaled approximately $1.6 million.

Due to the financial results of our third quarter, we have engaged an independent valuation expert to complete an impairment analysis to determine whether our goodwill is impaired and if so, by how much. This analysis will be completed when we announce our fourth quarter results.

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

The Company’s wholly owned subsidiary AGI was established in August 1998 and operates an integrated logistics and freight forwarding business which is based in Hong Kong. The principal services are provided by AGI and its own subsidiaries (wholly owned and majority owned) and its associated (those companies that it holds a minority equity position) companies. At June 30, 2007, AGI wholly-owned subsidiaries included Careship International Transportation Limited (formerly known as Shenzhen Careship International Transportation Ltd.) (“HK Careship”), Pacific CMA Limited (formerly known as AGI China Limited), WCL Global Logistics Limited (“WCL”) and Parco Shipping Co. Ltd. (“Parco”) which were acquired by AGI in 2000, 2002, 2006 and 2007, respectively. The majority owned subsidiaries included AIO Global Logistics Limited (62%) and SDA Forwarding Co. Limited (51%). AGI also has investments in equity method subsidiaries: Vantage Point Services Limited (“Vantage Point”), Careship International Transportation Ltd. (“Careship International”), Careship Aviation Limited (“Careship Aviation”) and AGI Logistics (Vietnam) Limited of, 40%, 46.92%, 20% and 49% of their total equity, respectively.

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

OVERALL RESULTS

Freight forwarders are compensated on a transactional basis for the movement of goods and provision of related services to their customers. Therefore, our revenue is derived from our freight forwarding services based upon the rates that we charge our customers for the movement of their freight from origin to destination. The carrier’s contract is with us, not with our customers. We are responsible for the payment of the carrier’s charges and we are legally responsible for the shipment of the goods. We are responsible for any claims for damage to the goods while in transit. In most cases, we receive reimbursement from the carriers for any claims. Since many shippers do not carry insurance sufficient to cover all losses, we also carry insurance to cover any unreimbursed claims for goods lost or destroyed in the event of a total loss. Gross revenue represents the total dollar value of services we sell to our customers. Our costs of transportation, products and handling include the direct cost of transportation, including tracking, rail, ocean, air and other costs. We commit to pay for space with shippers prior to receiving committed orders from our customers. We act principally as a service provider to add value and expertise in the procurement and execution of these services for our customers. Therefore, our gross profits (gross revenues less the direct costs of transportation, products, and handling) are indicative of our ability to source, add value and resell services and products that are provided by third parties.

The majority of our transactions are denominated in Hong Kong dollars or United States dollars. The risk due to exchange rate fluctuation is negligible so long as the Hong Kong dollar remains “pegged” to the United States dollar. Sales are made on credit, generally thirty days, or on a cash basis. We have a credit control policy, that our employees have been instructed to follow by checking or obtaining the credit reference of new customers. The credit records of our customers are reviewed by senior staff. A chief executive officer of the Company’s respective subsidiaries   must give his/her prior approval for orders in excess of a pre-determined amount. We, on the other hand, receive credit on a short-term basis, generally thirty days, from airlines and shipping lines. In the United States, we generally have to pay vendors immediately.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006

Total revenue for the three months ended September 30, 2007 decreased approximately 17% compared with the three months ended September 30, 2006, from $45,055,638 in 2006 to $37,549,376 in 2007. The decrease in revenue was primarily the result of decrease in airfreight traffic between US and Asia Pacific.

Revenue derived from the operations of AGI and its subsidiaries (“AGI Group”) increased approximately 7% during the three months ended September 30, 2007 as compared with the same period of 2006. The significant growth of AGI Group was the result of the following factors:

•	The business of WCL in Guangzhou PRC matured after a year in development; and

•	Improvements in the agency network which enabled the Company to secure new freight business.

The revenue of Airgate represented approximately 42% of our total revenue for the three months ended September 30, 2007. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. Revenue derived from the operations of Airgate decreased approximately 40% for the three months ended September 30, 2007 when compared with the same period of 2006. The decrease is the result of an unexpected decrease in airfreight traffic between US and Asia Pacific areas during the third quarter of 2007. Starting from the first quarter of 2007, Airgate ceased its business relationships with certain customers with low profit margin and lower credit worthiness..

Total revenue derived from Paradigm and AGI Singapore amounted to approximately $5.57 million, for the three monhs ended September 30, 2007, which represents approximately 15% of total revenue of the Group.. Increased 3% comparing to the same period of 2006.

When compared with the three months ended September 30, 2006, the cost of freight forwarding for the same period of 2007 decreased approximately 17%, from $39,033,203 in 2006 to $32,407,477 in 2007. The decrease in costs was primarily the result of the corresponding decreases in Airgate’s revenue.

Gross profit margin (freight forwarding income less cost of forwarding) for the three months ended September 30 increased from approximately 13.37% in 2006 to approximately 13.69% for the same period in 2007. The increase in gross profit margin is the result of our enhanced controls of freight costs, focusing on higher margin sales as well as passing through fuel surcharges to our customers. Our increase was tempered by lower margin airfreight revenue for some Airgate customers.

Net loss attributable to common stockholders for the three months ended September 30th increased approximately 1182%, from $123,603 in 2006 to $2,085,331 in 2007. The increase in net loss was mainly due to the decrease in margins & SGA and the significant increase in general and administrative costs, interest expenses, pre-payment penalty on convertible and non-convertible note, and write offs of unamortized deferred financing costs and discounts on the convertible and non-convertible notes. Details of expense fluctuations will be discussed in the sections "Operating expenses" and "Non-operating expenses" respectively.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIR FREIGHT OPERATIONS: Revenue from airfreight operations decreased approximately 21%, from $26,771,763 for the three months ended September 30, 2006 to $20,968,955 for the same period of 2007. Airfreight revenue for international operations (that includes AGI Group and AGI Singapore) was $12,743,217, while airfreight revenue for domestic operations (that includes Airgate and Paradigm) was $7,415,406, and offsetting inter-company transactions totaled $810,331. The volume of airfreight decreased for the three months ended September 30, 2007, when compared with the same period of 2006. The decrease was primarily due to the decrease in airfreight traffic between US and Asia Pacific countries as a result of increasing prices for aviation fuel. Customers shifted their shipments from airfreight to seafreight. Airgate has also ceased doing business with some lower credit worthy customers during the third quarter of 2007 in order to reduce credit risk and improve the cash flow.

Costs for the airfreight forwarding operations decreased approximately 17%, from $23,109,357 for the three months ended September 30, 2006 to $19,087,511 for the same period of 2007. Airfreight cost attributable to foreign operations was $10,611,750, while airfreight cost attributable to domestic operations was $7,700,473, and offsetting inter-company costs were $775,288. The airfreight cost decrease during the three months ended September 30, 2007 was due to corresponding revenue decrease. Gross profit margin decreased from approximately 13.7% for the three months ended September 30, 2006 to approximately 8.9% for the same period of 2007. The decrease in gross profit was due to the business with some low poor margin customers.

Total segment overhead attributable to the airfreight operation decreased by approximately 34%, from $1,678,278 for the three months ended September 30, 2006 to $1,114,342 for the same period of 2007, as a result of increased concentration on seafreight. Details regarding the increase in overhead expenses are discussed below in "Operating Expenses".

Overall, net segment income for the airfreight operation decreased by approximately 95% from $1,750,311 for the three months ended September 30, 2006 to $94,715 for the same period of 2007. The decrease in net segment income was mainly the result of a decrease in segment revenue.

SEA FREIGHT OPERATION: Revenue from sea freight operations decreased approximately 9%, from $18,283,875 for the three months ended September 30, 2006 to $16,583,262 for the same period of 2007. Sea freight revenue for international operations was $7,127,733, while sea freight revenue for domestic operations was $12,494,433, and offsetting inter-company transactions were $3,038,904. The decrease in revenue was partially due to the contribution from the decrease in quantity of freight consolidation by Airgate Chicago. New customers in Europe and our agents in India, Japan and Turkey introducing more customers into our network, which led to greater revenue from the Shanghai market in 2007.

Costs for the sea freight forwarding operation increased approximately 16%, from $15,923,846 for the three months ended September 30, 2006 to $13,321,752 for the same period of 2007. Sea freight costs attributable to foreign operations were $6,322,621, while costs attributable to domestic operations were $10,002,993, and inter-company costs were $3,003,862. However, the gross profit margin increased from approximately 12.9% for the three months ended September 30, 2006 to approximately 19.7% for the same period of 2007. As a result of increased revenues, overall gross profits increased approximately 6.76%, to $3,261,510 for the three months ended September 30, 2007 when compared to the corresponding period in 2006.

Total segment overhead attributable to the sea freight operation decreased approximately 39%, from $879,549 for the three months ended September 30, 2006 to $538,459 for the same period of 2007. Overall net income for the sea freight operation increased approximately 52%, from $1,369,183 for the three months ended September 30, 2006 to $2,868,854 for the same period of 2007. The increase in net segment income was mainly the result of  increased air costs causing customers to concentrate on seafreight. Details regarding the decrease in overhead expenses are discussed below in “Operating Expenses”.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately 10%, from $4,852,464 for the three months ended September 30, 2006 to $5,846,052 for the same period of 2007. There was a significant incremental increase in expenses for the following items for the three months ended September 30, 2007: rent and rates, as well as salaries and allowance. As the Company has been continuously growing and in order to cope with future growth, our staff planning needs called for the hiring of additional staff throughout our offices during 2006 and 2007.

Sales commission: Sales commission decreased approximately 11% from $774,629 for the three months ended September 30, 2006 to $688,057 for the same period of 2007; the decrease is a result of decrease in business.

Rent and Rates: Rent and rates increased approximately 10%, from $296,595 for the three months ended September 30, 2006 to $327,222 for the same period of 2007. The increase was due to the new leases for the expansion of the office spaces in our HK, PRC and Los Angeles offices during the last half of 2006 in order to support the growth of these subsidiaries.

Salaries and allowance: Salaries and allowance increased approximately 13% from $2,147,041 for the three months ended September 30, 2006 to $2,417,211 for the same period of 2007. This increase was the result of the addition of approximately 40 staff persons during 2006 and the first half of 2007 in order to keep pace with our expansion in Asia Pacific countries.

STOCK-BASED COMPENSATION COST

Stock-based compensation cost remained the same at $34,912 for the three months ended September 30, 2006 and the same period of 2007.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 12% from $269,955 for the three months ended September 30, 2006 to $236,905 for the same period of 2007. The increase was mainly attributable to purchases of additional fixture and furniture and office equipment for the new offices in Los Angeles and Hong Kong during 2006 and 2007.

Amortization arises from intangible customer relationship assets recorded in conjunction with the acquisitions of Airgate on April 30, 2002, Paradigm on April 30, 2004, WCL on July 1, 2005 and May 1, 2006, and Parco on January 2, 2007. These intangible assets are amortized on a straight-line basis over a period of five to eight years. During the three months ended September 30, 2007 and 2006, the amortization expense attributable to these assets was $70,752 and $151,104, respectively, an decrease of $80,352.

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

Interest and other income increased from $27 for the three months ended September 30, 2006 to $426,519 for the same period of 2007.

INTEREST EXPENSE

Interest expense increased from $75,186 for the three months ended September 30, 2006 to $326,160 due to the additional financing from BHC for the same period of 2007. The increase in interest expense is primarily due to the increase in interest rate during 2006 and the increase in notes payable from banking facilities.

PRE-PAYMENT PENALTY ON CONVERTIBLE AND NON-CONVERTIBAL NOTE

During April 2007, the Company fully repaid the convertible and non-convertible note. A pre-payment penalty of $218,219 which is equal to 8% on the outstanding balance of convertible and non-convertible notes was paid to Laurus Master Fund, Ltd ( “ Laurus ” ).

CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE AMORTIZATION OF DEFERRED FINANCING COST

The deferred financing costs related to Convertible Note and Non-Convertible Note is amortized over their term to maturity, which is three years. A total of $Nil and $26,677 was expensed for the three months ended September 30, 2007 and 2006, respectively. The decrease in expense was the result of the early repayment, during the second quarter of 2007, of the notes resulting in the outstanding amount of the deferred financing costs related to the notes being expensed.

AMORTIZATION OF CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE DISCOUNT

This discount is amortized ratably over the term of the Convertible Note and Non-Convertible Note, which is three years. A total of $Nil and $18,400 of the discount was amortized into expense for the three months ended September 30, 2007 and 2006, respectively. The decrease in expense was the result of the early repayment of the notes.

REVOLVING NOTE AMORTIZATION OF DEFERRED FINANCING COSTS

On April 6, 2007, the Company completed a financing transaction with Wells Fargo Bank, National Associates. The deferred financing costs related to this revolving note are amortized over the term of the note, which is two years. A total of $97,859 was expensed for the three months ended September 30, 2007.

ACCRETION OF SERIES A PREFERRED STOCK, NET TO REDEMPTION VALUE AND DIVIDENDS

Accretion of Series A Preferred Stock and Dividends was $615,905 and $616,425 for the three months ended September 30, 2007 and 2006, respectively. The decrease is primarily related to the conversion of 1,450 shares of preferred stock into common stock during 2006, and the deferred costs related to those shares were expensed immediately after redemptions.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2006

OVERALL RESULTS

Total revenue for the nine months ended September 30, 2007 decreased approximately 7.76% compared with the nine months ended September 30, 2006, from $112,815,905 in 2006 to $104,058,410 in 2007. The decrease in revenue was primarily the result of the scaling down of Paradigm International Inc.’s operations in Miami which began in the third quarter of 2006. It is also the result of reduced airfreight transportation between Asia Pacific countries and the US and Airgate focus on higher profit margin business which will result in enhanced cashflow.

Revenue derived from the operations of AGI increased approximately 11% during the nine months ended September 30, 2007 as compared with 2006. The significant growth of AGI was the result of the following factors:

●	An increase in the routed freight traffic from the existing agency partners;
●	Improvements in the agency network which enabled AGI to secure new freight business;
●	The business of WCL in Guangzhou PRC matured after a year in development; and
●	The inclusion of the results of Parco after the acquisition on January 2, 2007.

The revenue of Airgate represented approximately 47% of our total revenue for the nine months ended September 30, 2007. Airgate focuses its operations on the import of goods from the Far East and deconsolidation of cargo. Revenue derived from the operations of Airgate decrease by 24% from 63,790,477 to 48,434,900 for the nine months ended September 30, 2007 when compared with the same period of 2006. The decrease was primarily due to the decrease in airfreight traffic between US and Asia Pacific countries.

Total revenue derived from Paradigm and AGI Singapore for the nine months ended September 30, 2007 amounted to approximately $14 million, which represents approximately 14% of total revenue of the Pacific CMA. Increased 2% when comparing with the same period of 2006.

When compared with 2006, the cost of forwarding for the nine months ended September 30, 2007 decreased approximately 9.43%, from $96,984,176 in 2006 to $87,834,404 in 2007. The decrease in costs was primarily due to a corresponding decrease in revenue.

Gross profit margin for the nine months ended September 30, 2007 increased, from approximately 14.03% in 2006 to 15.59% in 2007 and gross profit (revenue minus cost of forwarding) for the nine months ended September 30, 2007 increased 2.48%, from $15,831,729 in 2006, to $16,224,006 in 2007.

Net loss for the nine months ended September 30, 2007 increased approximately 726%, from net income of $493,479 in 2006, to a net loss of $(3,591,363) in 2007. The increase in net loss was mainly due to the significant increases in general and administrative expenses. Details of expense fluctuations will be discussed in the sections "Operating expenses".

Net loss attributable to common shareholders for the nine months ended September 30, 2007 increased approximately 284%, from a net loss of $1,100,512 in 2006 to a net loss of $4,732,880 in 2007. The increase in net loss attributable to common shareholders was mainly due to the decrease in operating income and significant increases in interest expense, pre-payment penalty on convertible and non-convertible note, and the write off of unamortized deferred financing costs and discounts on the convertible and non-convertible note. Details of expense fluctuations will be discussed in the section “Non Operating Income and Expenses”.

BUSINESS SEGMENT OPERATING RESULTS

The results of operations for each segment are as follows:

AIRFREIGHT OPERATIONS: Revenue from airfreight operations decreased approximately 21%, from $70,543,346 for the nine months ended September 30, 2006 to $55,744,002 in the same period of 2007. Airfreight revenue for foreign operations (which includes AGI Group and AGI Singapore) was $34,124,507, while airfreight revenue for domestic operations (which includes Airgate and Paradigm) was $25,212,245, and offsetting inter-company transactions totaled $3,592,750. The decrease was primarily due to (i) the decrease in volume of airfreight in the third quarter of 2007 compared with 2006 (ii) the scaling down of Paradigm International Inc.’s operations in Miami during the third quarter of 2006 and (iii) Airgate has also ceased doing business with some lower credit worthy customers during the second and third quarter of 2007 in order to reduce our credit risk and improve our cash flow.

Costs for airfreight forwarding operations decreased approximately 22%, from $60,232,867 for the nine months ended Spetember 30, 2006 to $46,777,636 in the same period of 2007. Airfreight cost attributable to foreign operations was $28,620,951, while airfreight cost attributable to domestic operations was $21,749,436 and offsetting inter-company costs were $3,592,751. The airfreight cost decrease in 2007 was due to the corresponding decrease in revenue from airfreight forwarding. However, increased fuel surcharges have been passed on to customers during 2007, gross profit margin increased from approximately 14.62% in 2006 to approximately 16.08% in 2007. Despite the decrease in revenue, overall gross profits increased approximately 1.4% to $8,966,366.

Total segment overhead attributable to the airfreight operations decreased by approximately 19%, from $4,897,259 for the nine months ended September 30, 2006 to $3,964,385 in the same period of 2007, as a result of greater resources being allocated to seafreight operations. Details regarding the decrease in overhead expenses are discussed below in "Non Operating Income and Expenses".

Overall, net segment income for the airfreight operation decreased by approximately 17% from $4,748,827 for the nine months ended September 30, 2006 to $3,961,640 in the same period of 2007. The decrease in net income was mainly the result of decrease in revenue.

SEA FREIGHT OPERATION: Revenue from sea freight operations increased approximately 12% to $48,314,408 for the nine months ended September 30, 2007 from $42,272,559 in the same period of 2006. Sea freight revenue for foreign operations was $18,505,666, while sea freight revenue for domestic operations was $33,228,249, and offsetting inter-company transactions were $3,419,507. The increase in revenue was due to the contribution from the new branch offices of Shenzhen Careship in China. It was also due to the shifting of airfreight to seafreight by certain of our customers.

The increase in revenue for 2007 from 2006 was due to revenues derived from new customers in European countries. In addition, our agents in India, Japan and Turkey introduced more customers into our network, which led to greater revenue from the Shanghai market in the first quarter of 2007.

Costs for the sea freight forwarding operation increased approximately 12%, from $36,751,309 for the nine months ended September 30, 2006 to $41,056,767 in the same period of 2007. Sea freight costs attributable to foreign operations were $15,782,333, while costs attributable to domestic operations were $28,693,941, and inter-company costs were $3,419,507. The gross profit margin increased from, approximately 13.06% in 2006 to approximately 15.02% in 2007. As a result of increased revenues, overall gross profits increased approximately 2%, to $7,257,641.

Total segment overhead attributable to the sea freight operation increased approximately 18%, from $2,604,401 for the nine months ended September 30, 2006 to $3.061,837 in the same period of 2007 as a result of greater resources being allocated to sea freight operations. Details regarding the increase in overhead expenses are discussed below in "Non Operating Income and Expenses". Overall net income for the sea freight operation increased approximately 38%, from $2,607,228 for the nine months ended September 30, 2006 to $3,604,642 in the same period of 2007. The increase in net segment income was mainly the result of increased air costs causing customers to concentrate on seafreight.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately 15%, from $14,078,375 for the nine months ended September 30, 2006 to $16,708,574 for the same period of 2007. There was a significant incremental increase in expenses for the following items for the nine months ended September 30, 2007: sales commissions, rent and rates, as well as salaries and allowance. As the Company has been continuously growing and in order to cope with future growth, our staff planning needs called for the hiring of additional staff throughout our offices during 2006 and 2007.

Sales commission: Sales commission increased approximately 22% from $2,037,566 for the nine months ended September 30, 2006 to $2,490,693 for the same period of 2007; the increase is a result of increase in business generated by a leading salesman who received a higher commission rate for his high profit margin business.

Rent and Rates: Rent and rates increased approximately 61%, from $730,625 for the nine months ended September 30, 2006 to $1,174,519 for the same period of 2007. The increase was due to the new leases for the expansion of the office spaces in our HK, PRC and Los Angeles offices during the last half of 2006 in order to cope with the growth of these subsidiaries.

Salaries and allowance: Salaries and allowance increased approximately 9% from $6,366,626 for the nine months ended September 30, 2006 to $7,026,222 for the same period of 2007. This increase was the result of the addition of approximately 40 staff persons during 2006 and in order to keep pace with our expansion in 2007.

STOCK-BASED COMPENSATION COST

Stock-based compensation cost increased approximately 32% from $153,850 for the nine months ended September 30, 2006 to $104,735 for the same period of 2007.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately 14% from $774,082 for the nine months ended September 30, 2006 to $886,724 for the same period of 2007. The increase was mainly attributable to purchases of additional fixture and furniture and office equipment for the new offices in Los Angeles and Hong Kong during 2006 and 2007.

Amortization arises from intangible customer relationship assets recorded in conjunction with the acquisitions of Airgate on April 30, 2002, Paradigm on April 30, 2004, WCL on July 1, 2005 and May 1, 2006, and Parco on January 2, 2007. These intangible assets are amortized on a straight-line basis over a period of five to eight years. During the nine months ended September 30, 2007 and 2006, the amortization expense attributable to these assets was $258,586 and $455,366, respectively, a decrease of $196.780.

NON OPERATING INCOME AND EXPENSES

INTEREST AND OTHER INCOME

Interest and other income increased from $22 for the nine months ended September 30, 2006 to $490,293 for the same period of 2007. This increase is mainly due to the increase in the amount of bank pledge deposits securing additional banking facilities.

INTEREST EXPENSE

Interest expense increased from $199,954 for the nine months ended September 30, 2006 to $845,034 for the same period of 2007. The increase in interest expense is primarily due to the increase in interest rates during the nine months ended September 30, 2007 and the increase in notes payable from banking facilities.

PRE-PAYMENT PENALTY ON CONVERTIBLE AND NON-CONVERTIBAL NOTE

During April 2007, the Company fully repaid the convertible and non-convertible note. A pre-payment penalty of $218,219 which is equal to 8% on the outstanding balance of convertible and non-convertible notes was paid to Laurus.

CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE AMORTIZATION OF DEFERRED FINANCING COST

The deferred financing costs related to Convertible Note and Non-Convertible Note is amortized over their term to maturity, which is three years. It remained the same at $67,143 for the nine months ended September 30, 2006 and the same period of 2007.

AMORTIZATION OF CONVERTIBLE NOTE AND NON-CONVERTIBLE NOTE DISCOUNT

This discount is amortized ratably over the term of the Convertible Note and Non-Convertible Note, which is three years. A total of $487,190 and $43,074 of the discount was amortized into expense for the nine months ended September 30, 2007 and 2006, respectively. The increase in expense was the result of the early repayment of the notes resulting in the outstanding amount of the deferred financing costs relate to the notes are written off. The increase was also due to the effective interest rate method being used to calculate the expenses. The expense becomes larger when amortized deferred financial cost and loan balance becomes larger.

REVOLVING NOTE AMORTIZATION OF DEFERRED FINANCING COSTS

On April 6, 2007, the Company completed a financing transaction with Wells Fargo Bank, National Associates ( “ Wells Fargo ” ). The deferred financing costs related to this revolving note are amortized over the term of the note, which is two years. A total of $92,312 was expensed for the nine months ended September 30, 2007

ACCRETION OF SERIES A PREFERRED STOCK, NET TO REDEMPTION VALUE AND DIVIDENDS

Accretion of Series A Preferred Stock and Dividends was $450,111 and $ 977,567 for the nine months ended September 30, 2007 and 2006, respectively. The decrease is primarily related to the conversion of 1,450 shares of preferred stock into common stock during 2006, and the deferred costs related to those shares were expensed immediately after redemptions.

LIQUIDITY AND CAPITAL RESOURCES

We provided approximately $857,567 and $788,208 of cash from operating activities for the nine months ended September 30, 2007 and 2006, respectively. This increase in cash from operations was mainly attributable to the larger net loss in 2007, amortization of convertible and non-convertiable note discount and its deferred financing cost.

Net cash used in investing activities was $(767,346) and $(1,817,996) for the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, we used $467,859 to purchase equipment to improve our office facilities and used $718,939 for acquisition of Parco. We received a partial refund, $140,000 of our deposit from an equity investment that we ultimately declined.

Net cash used in financing activities was $151,197 and $2,301,935 for the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, we made principal payments under capital lease obligations and repayment of profit tax loan and short-term loan of $50,092 and $849,398, respectively. During the third quarter of 2007, we repaid the convertible and non-convertible note of $4 millions while have proceed of revolving loan from two commercial banks for $4,405,698. With our lockbox arrangement with Wells Fargo and the banking facilitates with other banks our restricted cash increased $960,328. Moreover, $69,906 was used to pay dividends on preferred stock and net proceeds from note payable in bank were $511,861.

Working capital was $(2,956,329) (inclusive of restricted cash of approximately $4.9. million) and $5,863,185 (inclusive of restricted cash of approximately $5.9 million) as of September 30, 2007 and December 31, 2006, respectively. The decrease in working capital is due to $1,026,343 was used for acquisition of 100% of common stock of Parco Shipping Company Limited, $53,624 was used for acquisition of 49% of outstanding common stock of AGI Logistics (Vietnam) Limited. We believe that we will be able to rely on cash flow from operations for short-term liquidity, and also believe that we have adequate liquidity to satisfy our material commitments for the twelve months following September 30, 2007. On July 17, 2007, the Company entered into a Loan and Security Agreement, with BHC Interim Funding II, L.P. (“BHC”), The Company received an additional $3,292,000 in funding, excluding approximately $208,000 in fees, costs and expenses of BHC (the “BHC Financing”).

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT

We have entered into various contractual obligations, which are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years
	$	$	$	$
Capital Lease Obligations	150,893	60,318	90,575	—
Operating Leases	2,765,710	1,472,920	1,291,102	1,688
Cargo Space Commitments	1,537,600	1,537,600	—	—

We have entered into various lease commitments for office premises and warehouses in the United States, Hong Kong, Singapore and China.

We have entered into written agreements with various sea and airfreight carriers committing to take up a guaranteed minimum amount of cargo space each year.

As of September 30, 2007, our commercial commitments may be summarized as follows:

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Less than 1 year	Expiration Per Period 1-3 years
	$	$	$
Bank Overdraft and Invoice Trust Receipt	6,265,700	6,265,700	—
Guarantees by bank	1,225,384	1,225,384	—
Revolving notes	3,105,340	3,105,340	—
Payable - minority shareholders	143,791	143,791	—

As of September 30, 2007, to finance our working capital, our available banking facilities were $7,237,174 with creditworthy commercial banks in Hong Kong. As of that date, the total amount of bank credit facilities utilized was $6,265,700. This was made up of (i) $3,137,391 of overdrafts; (ii) $3,128,309 of invoice trust receipts. Moreover, we had a borrowing facility with Wells Fargo totaling $10 millions. As of September 30, 2007, the total amount outstanding under this credit facility was $3,105,340.

The interest payment of bank overdraft and invoice trust receipt were $396,983 for the period of nine month ended September 2007. Increased 23% comparing to the same period of 2006, due to the increase of using of short term financing.

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

The interest rate on the Note is Wells Fargo’s prime rate, plus 0.75%. Prime at September 30, 2007 was 8.25%.

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

In the matter of Grant Peck and Dean Sessions v. Pacific CMA, Inc. , Messrs. Peck and Sessions each currently own 128,438 restricted shares in the Company (the “P&S Shares”). They commenced an action against the Company for declaratory judgment seeking a judicial determination of their right to sell the P&S Shares pursuant to the exemption set forth in Section 4(1) of the Securities Act of 1933, as amended (the “Act”). Following a bench trial in May 2007, the court found in our favor. The plaintiffs have appealed the court’s decision.

Item 1A.   Risk Factors

It may be difficult to effect transactions in our stock as we have been delisted from AMEX.

As our common stock has been delisted from the AMEX, since our delisting from the AMEX, our shares are eligible to trade in the “Pink Sheets ”. Any trading in the “ Pink Sheets ” may be volatile and may provide only limited liquidity. Unexpected decline in airfreight traffic between Asia Pacific and the United States.

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

PACIFIC CMA, INC.

Date: November 14, 2007	By:	/s/ Alfred Lam
Name: Alfred Lam Title: Chairman of the Board of Directors (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Anita Chan
Name: Anita Chan Title: Chief Financial Officer (Principal Financial and Accounting Officer)